Form 10-Q
period 2011-09-30
Ubiquiti Networks, Inc.
filed 2011-11-14
CIK 1511737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-35300

UBIQUITI NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0097377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91 E. Tasman Drive, San Jose, CA 95134

(Address of principal executive offices, Zip Code)

(408) 942-3085

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 9, 2011, 91,486,432 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

UBIQUITI NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$52,576	$76,361
Accounts receivable, net of allowance for doubtful accounts of $670 and $596, respectively	48,081	39,811
Inventories	8,374	5,663
Deferred cost of revenues	907	881
Prepaid expenses and other current assets	5,256	5,386

Total current assets	115,194	128,102
Property and equipment, net	1,106	1,022
Long-term deferred tax asset	324	324
Other long–term assets	2,681	2,230

Total assets	$119,305	$131,678

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,703	$14,758
Customer deposits	3,054	1,675
Deferred revenues	2,248	1,734
Income taxes payable	7,335	4,428
Debt - short-term	6,976	—
Other current liabilities	11,222	15,206

Total current liabilities	49,538	37,801
Income and deferred tax liabilities	1,870	1,870
Debt - long-term	61,903	—
Other long–term liabilities	32	32

Total liabilities	113,343	39,703

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock—$0.001 par value; 36,034,630 shares authorized:
23,992,929 and 36,034,630 shares issued and outstanding at September 30, 2011 June 30, 2011, respectively; maximum liquidation preference of $141,040 and $145,847 as of September 30, 2011 and June 30, 2011, respectively	140,574	145,847

Stockholders’ deficit:
Common stock—$0.001 par value; 150,000,000 shares authorized:
62,752,205, and 62,685,955 outstanding at September 30, 2011 and June 30, 2011, respectively	63	63
Additional paid–in capital	(65,160)	545
Treasury stock—39,079,910 shares held in treasury at September 30, 2011 and June 30, 2011	(69,515)	(69,515)
Retained earnings	—	15,035

Total stockholders’ deficit	(134,612)	(53,872)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$119,305	$131,678

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues	$79,167	$34,082
Cost of revenues(1)	46,154	20,453

Gross profit	33,013	13,629

Operating expenses:
Research and development(1)	3,369	2,496
Sales, general and administrative(1)	2,144	1,665

Total operating expenses	5,513	4,161

Income from operations	27,500	9,468
Interest income (expense) and other, net	(634)	7

Income before provision for income taxes	26,866	9,475
Provision for income taxes	5,373	1,894

Net income	21,493	7,581
Preferred stock cumulative dividend	(791)	(688)
Accretion of cost of preferred stock	(101,936)	(1,091)
Less allocation of net income to participating preferred stockholders	—	(2,080)

Net income (loss) attributable to common stockholders—basic	$(81,234)	$3,722
Undistributed earnings re-allocated to common stockholders	—	71

Net income (loss) attributable to common stockholders—diluted	$(81,234)	$3,793

Net income (loss) per share of common stock:
Basic	$(1.30)	$0.06

Diluted	$(1.30)	$0.06

Weighted average shares used in computing net income (loss) per share of common stock:
Basic	62,717	64,486

Diluted	62,717	68,058

(1) Includes stock-based compensation as follows

Cost of revenues	$6	$6
Research and development	116	38
Sales, general and administrative	229	139

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		APIC	Treasury Stock		Retained Earnings	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balances at June 30, 2011	36,034,630	$145,847	62,685,955	$63	$545	(39,079,910)	$(69,515)	$15,035	$(53,872)
Net income	—	—	—	—	—	—	—	21,493	21,493
Accretion of costs of Series A convertible preferred stock	—	101,936	—	—	(65,632)	—	—	(36,304)	(101,936)
Repurchase of Series A convertible preferred stock	(12,041,701)	(108,000)	—	—	—	—	—	—	—
Dividend on Series A convertible preferred stock	—	791	—	—	(567)	—	—	(224)	(791)
Stock options exercised	—	—	63,125	—	143	—	—	—	143
Restricted stock units issued	—	—	3,125	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	351	—	—	—	351

Balances at September 30, 2011	23,992,929	$140,574	62,752,205	$63	$(65,160)	(39,079,910)	$(69,515)	$—	$(134,612)

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$21,493	$7,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	33
Stock-based compensation	351	183
Provision for doubtful accounts	75	(200)
Changes in operating assets and liabilities:
Accounts receivable	(8,345)	6,026
Inventories	(2,711)	139
Deferred cost of revenues	(26)	99
Prepaid expenses and other assets	—	1,753
Accounts payable	3,945	2,671
Taxes payable	2,907	1,879
Deferred revenues	514	(126)
Accrued liabilities and other	(2,605)	(195)

Net cash provided by operating activities	15,719	19,843

Cash Flows from Investing Activities:
Purchase of property and equipment	(205)	(71)

Net cash used in investing activities	(205)	(71)

Cash Flows from Financing Activities:
Proceeds from term loan, net of issuance costs	34,879	—
Repurchase of Series A convertible preferred stock	(40,000)	—
Payment of convertible subordinated promissory notes	(34,000)	—
Proceeds from exercise of stock options	143	—
Other repurchases of common stock and outstanding awards	—	(7,250)
Payment of deferred offering costs	(321)	(34)

Net cash used in financing activities	(39,299)	(7,284)

Net increase (decrease) in cash and cash equivalents	(23,785)	12,488
Cash and cash equivalents at beginning of period	76,361	28,415

Cash and cash equivalents at end of period	$52,576	$40,903

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business—Ubiquiti Networks, Inc. was incorporated in the State of California in 2003 as Pera Networks, Inc. and commenced its current operations in 2005 and changed its name to Ubiquiti Networks, Inc. at that time. In June 2010, the Company changed its state of organization to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. At the same time the Company completed a four-for-one forward stock split of its outstanding common stock, and a proportional adjustment to the existing conversion ratio for preferred stock Series A was made at the time of the effectiveness of the forward stock split. Additionally, on October 3, 2011, the Company completed a 2.5-for-one forward stock split to its common and preferred stock for all stockholders of record as of October 3, 2011. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect these forward stock splits and adjustment of the preferred stock conversion ratio.

Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) is a product driven company that leverages innovative proprietary technologies to deliver networking solutions to both startup and established network operators and service providers.

On October 13, 2011, the Company entered into an underwriting agreement for its initial public offering of its common stock at $15.00 per share, which closed on October 19, 2011. Immediately prior to the closing of the initial public offering, all outstanding shares of the Company’s preferred stock converted to common stock on a one for one basis.

The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ended June 30, 2011 is referred to as “fiscal 2011” and the fiscal year ending June 30, 2012 is referred to as “fiscal 2012.”

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2011 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company reclassified certain amounts reported in the previous period to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2011 included in its Prospectus filed pursuant to Rule 424(B)(4), as filed on October 14, 2011 with the SEC. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, inventory valuation, warranty costs, stock-based compensation, income taxes, the valuation of equity instruments, and commitments and contingencies, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Segments

Management has determined that it operates as one reportable and operating segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker. See Note 14.

Recognition of Revenues

Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied post contract customer support (“PCS”). The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is probable. In cases where the Company lacks evidence that collectability of the resulting receivable is probable, it defers recognition of revenue until the receipt of cash. At September 30, 2011 and June 30, 2011, $2.2 million and $1.7 million, respectively, of revenues were deferred.

For substantially all of the Company’s sales, evidence of the arrangement consists of an order from a distributor or customer. The Company considers delivery to have occurred once its products have been shipped and title and risk of loss have been transferred. For most of the Company’s sales, these criteria are met at the time the products are shipped to the distributor. The Company’s arrangements with distributors do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

The Company records amounts billed to distributors for shipping and handling costs as revenues. The Company classifies shipping and handling costs incurred by it as cost of revenues.

Deposit payments received from distributors in advance of recognition of revenues are included in current liabilities on the Company’s balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.

The Company’s multi-element arrangements generally include two deliverables. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the implied right to PCS included with the purchase of certain products. PCS is this right to receive, on a when and if available basis, future unspecified software upgrades and features relating to the product’s essential software as well as bug fixes, email and telephone support.

The Company uses a hierarchy to determine the allocation of revenues to the deliverables. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

(i)	VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the company for that deliverable. Generally the Company does not sell the deliverables separately and, as such, does not have VSOE.

(ii)	TPE can be substantiated by determining the price that other parties sell similar or substantially similar offerings. The Company does not believe that there is accessible TPE evidence for similar deliverables.

(iii)	ESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company believes that ESP is the most appropriate methodology for determining the allocation of revenue among the multiple elements.

The Company has allocated revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices, which currently is two years. At September 30, 2011 and June 30, 2011, $591,000 and $497,000 of revenue was deferred in this way. All cost of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.

The Company’s process for determining ESP for deliverables involves multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. For PCS, the Company believes its network operators and service providers would be reluctant to pay for such services separately. This view is primarily based on the fact that unspecified upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to network operators and service providers which upgrades or features will be delivered. The Company believes that the relatively low prices of its products and its network operators’ and service providers’ price sensitivity would add to their reluctance to pay for PCS. Therefore, the Company has concluded that if it were to sell PCS on a standalone basis, the selling price would be relatively low.

Key factors considered by the Company in developing the ESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. At September 30, 2011 and June 30, 2011, the Company had cash and cash equivalents of $52.6 million and $76.4 million, respectively. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of U.S. dollar denominated money market funds and cash deposited in demand accounts.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company primarily places its temporary cash investments with high credit quality financial institutions which invest predominantly in U.S. money market funds. Deposits of cash outside the United States totaled $43.2 million and $29.6 million at September 30, 2011 and June 30, 2011, respectively. The Company would incur significant tax liabilities if it were to repatriate its non-US deposits.

The Company derives its accounts receivable from revenues earned from customers located worldwide. The Company performs credit evaluations of its customers’ financial condition to reduce credit risk and, generally, requires no collateral from its customers. The Company bases credit decisions primarily upon a customer’s past credit history. The Company’s standard credit terms are net 30 to 60 days. See Note 14.

The Company subcontracts with other companies to manufacture most of its products. The Company relies on the ability of these contract manufacturers to produce the products sold to its distributors and original equipment manufacturers (“OEMs”). The majority of the Company’s products are manufactured by a single contract manufacturer at one location. If the Company’s contract manufacturer were to lose production capabilities at this facility, the Company would experience delays in delivering product to its distributors and OEMs. The Company does not maintain long-term agreements with its contract manufacturers, which could lead to an inability of the Company to obtain its products in a timely fashion at prices consistent with those previously charged.

Inventory

Inventories consist primarily of raw materials that the Company consigns to its contract manufactures and, to a lesser extent, finished goods. Inventories are stated at the lower of cost or market value on a first-in first-out basis. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value and establishes a new cost basis.

Deferred Cost of Revenues

Deferred cost of revenues consist of the cost of product shipped to distributors for which the rights and obligations of ownership have passed to the distributor but revenues have not yet been recognized primarily because the collectability criterion for revenue recognition has not been fulfilled. The Company classifies those amounts as deferred cost of revenues. All deferred costs of revenues are stated at cost. The Company periodically assesses the recoverability of deferred cost of revenues and writes down the deferred cost of revenues balances to establish a new cost basis when recovery of deferred cost of revenues is not probable. The Company evaluates recoverability based on various factors including the length of time the product has been held at the distributor’s site and the financial viability of the distributor.

Product Warranties

The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations within cost of revenues. The warranties are typically in effect for 12 months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical experience factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Redeemable Convertible Preferred Stock

Upon the sixth anniversary of the issuance of Series A preferred stock, the holders of Series A preferred stock can require the Company to redeem such preferred stock out of legally available funds at the greater of (i) the Liquidation Value of $2.95 per share plus all accrued and unpaid dividends or (ii) the market price of the common stock issuable upon conversion of each share of Series A preferred stock into common stock, plus all accrued and unpaid dividends. Since the maximum redemption amount is contingent on the fair value of the equity security at the redemption date, the Company has calculated the accretion based on the fair value as of the balance sheet date prorated over the contractual life. The Company recorded approximately $101.9 million and $1.1 million of accretion in the three months ended September 30, 2011 and 2010, respectively. On October 19, 2011, the Company’s outstanding Series A preferred stock converted to common stock immediately prior to the closing of the Company’s initial public offering and no additional accretion was recorded.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. In estimating the allowance, management considers, among other factors, (i) the aging of the accounts receivable, including trends within the ratios involving the age of the accounts receivable, (ii) the Company’s historical write offs, (iii) the credit worthiness of each distributor and (iv) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific distributor’s ability to meet its obligations to the Company, the Company records a specific allowance against amounts due from the distributor, and thereby reduces the net recognized receivable to the amounts it reasonably believes will be collected.

The allowance for doubtful accounts activity was as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Beginning balance	$595	$800
Charged to (released from) expenses	75	(200)
Bad debt write-offs	—	—

Ending Balance	$670	$600

Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, debt and other current liabilities approximate fair value due to their short maturities. See Note 3.

Long Lived Assets

The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the three months ended September 30, 2011 or 2010.

Property and Equipment

Furniture, fixtures and equipment are recorded at cost. The Company computes depreciation or amortization using the straight line method over estimated useful lives, as follows:

Estimated Useful Life
Testing equipment	3 to 5 years
Computer and other equipment	3 to 5 years
Furniture and fixtures	3 years
Leasehold improvements	shorter of lease term or useful life

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the statement of operations. Expenditures for maintenance and repairs are charged to operations as incurred.

Depreciation expense was $121,000 and $33,000 for the three months ended September 30, 2011 and 2010, respectively.

Leases

The Company leases its facilities under cancelable and noncancelable operating leases. For leases that contain rent escalation or rent concessions provisions, the Company records the total rent expense during the lease term on a straight line basis over the term of the lease. The Company records the difference between the rent paid and the straight line rent as a deferred rent liability in the accompanying consolidated balance sheets.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives.

In addition, the Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that tax liability is greater than the Company’s original estimate.

Stock-based Compensation

The Company records stock-based awards, including stock options, at fair value as of the grant date and recognizes expense ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. The Company estimates the fair value of share stock-based payment awards on the grant date using the Black-Scholes option pricing model. The Company adopted the guidance using the modified prospective transition method. Under this transition method, the new fair value recognition provisions are applied to option grants on and after July 1, 2005. The Company expenses the fair value of all options granted or modified after July 1, 2005 on a straight line basis.

The Black-Scholes option pricing model used to determine the fair value of the Company’s stock option awards requires a number of estimates and assumptions. In valuing share-based awards under the fair value accounting method, significant judgment is required in determining the expected volatility of the Company’s common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of the Company’s common stock is based on the volatility of a group of comparable companies, as the Company does not have sufficient historical data with regards to the volatility of its stock. The expected term of options granted represents the period of time that the Company expects the options granted to be outstanding. The Company calculates the expected term as the average of the option vesting and contractual terms. In the future, as the Company gains sufficient historical data for volatility in its common stock and the actual term for which its options are held, the expected volatility and expected term may change, which could substantially change the grant date fair value of future awards of stock options and ultimately the expense it records. In addition, the estimation of stock awards that will ultimately vest requires judgment and to the extent actual results differ from the Company’s estimates, these amounts will be recorded as an adjustment in the period estimates are revised.

For stock options granted to nonemployees, the fair value of the stock options is estimated using the Black-Scholes option pricing model. This model utilizes the estimated fair value of the Company’s underlying common stock at each measurement date, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk free interest rates and expected dividend yields of the Company’s common stock.

Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable. If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to the accounting guidance are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the U.S. dollar. For foreign operations, local currency denominated assets and liabilities are remeasured at the period end exchange rates, and revenues, costs and expenses are remeasured at the average exchange rates during the fiscal year. Foreign exchange gains and losses have been immaterial to the Company’s results of operations to date.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the initial public offering are capitalized. The deferred offering costs were offset against initial public offering proceeds upon the closing of the offering. There were $2.5 million and $2.1 million of deferred offering costs capitalized as of September 30, 2011 and June 30, 2011, respectively.

Research and Development Costs and Capitalized Software Development Costs

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and contractors engaged in research, design and development activities, as well as costs for prototypes, facilities and travel costs.

Software development costs, including costs incurred to purchase third party software, begin to be capitalized when the Company has determined that certain factors are present, including among others, that technology exists to achieve the performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized costs are amortized on a straight line basis over the estimated useful life of the software once it is available for use. To date the Company has not capitalized research and development costs associated with software development as products and enhancements have generally reached technological feasibility and have been released to customers at substantially the same time.

Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share (“EPS”). Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing the amount of net income available to common stockholders outstanding plus income allocable to participating securities, to the extent they are dilutive, by the weighted average number of shares of common stock and potential dilutive shares outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common shares include outstanding stock options, restricted stock units, preferred stock and preferred stock warrants.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated authoritative guidance on fair value measurements and disclosures. The updated guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefits plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that became effective for reporting periods beginning after December 15, 2010. Accordingly, the Company adopted the updated guidance beginning January 1, 2010, except for the additional Level 3 requirements, which the Company adopted beginning January 1, 2011. Level 3 assets and liabilities are those whose fair value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Additionally, in May 2011 the FASB further amended its guidance related to fair value measurements in order to achieve common fair value measurements between U.S. GAAP and International Financial Reporting Standards. The amendments in the updated guidance explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the updated guidance should not result in a change in the application of previous fair value measurement guidance. The updated guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption on January 1, 2012 to have an impact on its consolidated financial statements.

In June 2011, the FASB updated its guidance related to the presentation of comprehensive income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in the updated guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The updated guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The updated guidance must be applied retrospectively. In November 2011, The FASB released proposed Accounting Standards Update (“ASU”) No. 2011-240, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to delay some of the previously issued amendments. If the proposal is finalized, some requirements for the presentation and disclosure of reclassification adjustments in other comprehensive income and net income will not be effective at the end of 2011 as had been previously scheduled. The Company does not expect the adoption of this guidance on July 1, 2012 to have an impact on its consolidated financial statements.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The accounting guidance establishes a three-tier fair value hierarchy that requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The fair value hierarchy prioritizes the inputs into three levels that may be used in measuring fair value as follows:

Level 1—observable inputs which include quoted prices in active markets for identical assets of liabilities.

Level 2—inputs which include observable inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company’s financial assets at September 30, 2011 and June 30, 2011 included money market funds which were valued based on quoted prices in active markets for substantially similar assets and, therefore, were Level 1 instruments. The Company does not have any Level 2 instruments, or instruments valued based on other observable inputs.

As of September 30, 2011 and June 30, 2011, the fair value hierarchy for the Company’s financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	September 30, 2011				June 30, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Money market funds	$3,583	$3,583	$—	$—	$43,572	$43,572	$—	$—

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income (loss) attributable to common stockholders—basic	$(81,234)	$3,722

Net income (loss) attributable to common stockholders—diluted	$(81,234)	$3,793

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	62,717	64,486
Add—dilutive potential common shares:
Stock options	—	3,450
Restricted stock units	—	122

Weighted-average shares used in computing diluted net income (loss) per share	62,717	68,058

Net income (loss) per share of common stock:
Basic	$(1.30)	$0.06

Diluted	$(1.30)	$0.06

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2011	2010
Stock options	6,181	769
Restricted stock units	485	—
Convertible preferred stock	23,993	36,035
Shares subject to conversion per convertible promissory note	3,791	—

	34,450	36,804

NOTE 5—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Cash	$48,993	$32,789
Money market funds	3,583	43,572

	$52,576	$76,361

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$6,644	$4,305
Finished goods	1,730	1,358

	$8,374	$5,663

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Vendor deposits	$5,144	$5,312
Other current assets	112	74

	$5,256	$5,386

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Testing equipment	$1,183	$1,086
Computer and other equipment	186	182
Furniture and fixtures	18	18
Leasehold improvements	217	112
Software	57	57

	1,661	1,455
Less: Accumulated depreciation and amortization	(555)	(433)

	$1,106	$1,022

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Deferred offering costs	$2,506	$2,141
Other long-term assets	175	89

	$2,681	$2,230

Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Accrued compensation and benefits	$2,334	$2,280
Accrued accounts payable	4,595	7,414
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	999	806
Other accruals	1,669	3,081

	$11,222	$15,206

NOTE 7—ACCRUED WARRANTY

The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations within cost of revenues. The warranties are typically in effect for 12 months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical experience factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Beginning balance	$806	$697
Accruals for warranties issued during the period	519	222
Settlements made during the period	(326)	(150)

	$999	$769

NOTE 8—DEBT

In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. On September 15, 2011, $34.0 million was paid against the notes reducing the aggregate principal amount outstanding to $34.0 million, which is classified as long-term debt on the Company’s balance sheet at September 30, 2011. The remainder of the notes were retired in October 2011 with the proceeds of the Company’s initial public offering and existing cash balances. The interest rate on the notes started at 5% per annum and increased by two percentage points every three months until it would have reached 9% in January 2012. The notes were prepayable without penalty prior to April 21, 2012, and were required to be paid in the event of the Company’s initial public offering or third party financing prior to April 21, 2012. The notes matured on July 21, 2021. The unpaid principal on the notes was convertible into shares of Series A preferred stock at $8.97 per share at any point after July 21, 2012. The difference between the repurchase price and the carrying value of the repurchased preferred stock on June 30, 2011 was $59.0 million. The difference was debited to available retained earnings with the remaining amount debited to additional paid-in capital and reduced the net income attributable to common stock shareholders resulting in a reduction of basic and diluted net income per share.

On September 15, 2011, the Company entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The credit facilities available under the EWB Loan Agreement consist of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. The Company used $34.0 million of the term loan to repay a portion of the outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. leaving an aggregate amount owed under the promissory note of $34.0 million. The $5.0 million revolving line of credit may be drawn at any time prior to September 15, 2013. The amounts outstanding under both the term loan and the revolving line of credit facility may be voluntarily prepaid at any time without premium or penalty, subject to certain conditions. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. The Company is required to pay a commitment fee of 0.15% per annum on the undrawn portion of the revolving credit facility on a quarterly basis. The EWB Loan Agreement includes customary covenants, including financial reporting requirements and compliance with a debt service coverage ratio and a total leverage ratio, and customary events of default. The Company’s obligations under the EWB Loan Agreement are secured by a first priority security position on substantially all of the Company’s current and future assets, subject to certain exceptions (including a negative pledge on the Company’s intellectual property) and permitted liens. As of September 30, 2011, the Company has classified $7.0 million and $27.9 million in short-term and long-term debt, respectively, on its balance sheet related to the EWB Loan Agreement.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through 2016.

In July 2011, the Company entered into an agreement to lease additional office space for its research and development offices in Taiwan. The lease term is from July 14, 2011 through July 15, 2016. The premises consist of approximately 3,000 rentable square feet of space. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is approximately $1.6 million.

Estimated rent expense to be recorded for the remainder of fiscal 2012 through fiscal 2016 and thereafter is as follows:

	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
Operating leases	$780	$577	$336	$311	$311	$13	$2,328

Purchase Commitments

The Company subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no accruals have been recorded. The Company’s consolidated financial position and results of operations could be negatively impacted if it were required to compensate the contract manufacturers for any liabilities incurred.

Indemnification Obligations

The Company enters into standard indemnification agreements with many of its business partners in the ordinary course of business. These agreements include provisions for indemnifying the business partner against any claim brought by a third party to the extent any such claim alleges that a Ubiquiti product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable and the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements to date.

Legal Matters

The Company may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss from pending litigation matters, the Company is unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, the Company records an amount where it is probable that the Company will incur a loss and where that loss can be reasonably estimated. However, the Company’s estimates may be incorrect and the Company could ultimately incur more or less than the amounts initially recorded. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

Export Compliance Matters

In January 2011, the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) contacted the Company to request that the Company provide information related to its relationship with a logistics company in the UAE and with a company in Iran, as well as information on the export classification of its products. As a result of this inquiry the Company, assisted by outside counsel, conducted a review of the Company’s export transactions from 2008 through March 2011 to not only gather information responsive to the OEE’s request but also to review the Company’s overall compliance with export control and sanctions laws. It was in the course of this review that the Company identified the Iranian sales of two of its distributors.

In May 2011, the Company filed a self-disclosure with the BIS and Security’s Office of Export Enforcement OEE and in June 2011, filed one with U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions the Company had taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, the Company’s products into Iran during the period from February 2010 through March 2011 and that the Company received various communications from them indicating that they were continuing to do so. Since January 2011, the Company has cooperated with OEE and, prior to its disclosure filing, the Company informally shared with the OEE the substance of its findings with respect to both distributors. From May 2011 to August 2011, the Company provided additional information regarding its review and its findings to OEE to facilitate its investigation and OEE advised the Company in August 2011 that it had completed its investigation of the Company. In August 2011, the Company received a warning letter from OEE stating that OEE had not referred the findings of the Company’s review for criminal or administrative prosecution of us and closed the investigation of the Company without penalty.

OFAC is still in the early stages of reviewing the Company’s voluntary disclosure. In the Company’s submission, the Company provided OFAC with an explanation of the activities that led to the sales of its products in Iran and the failure to comply with the Export Administration Regulations (the “EAR”) and OFAC sanctions. Although the Company’s OFAC and OEE voluntary disclosures covered similar sets of facts, which led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that the Company’s actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of the Company’s ability to export its products, and/or referral for criminal prosecution. Any such fines may be material to the Company’s financial results in the period in which they are imposed. The penalties may be imposed against the Company and/or its management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. The Company cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

Based on the facts known to the Company to date, the Company recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through the Company’s internal review and this loss is deemed to be probable and reasonably estimable. However, the Company also believes that it is reasonably possible that the loss may be higher, but the Company cannot reasonably estimate the range of any further potential losses. Specific information has come to management’s attention and as such management cannot estimate any further range of possible losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from the Company’s estimates, its business, financial condition, cash flows and results of operations would be materially negatively impacted.

NOTE 10—PREFERRED STOCK

Preferred Stock

In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. The $68.0 million was paid down primarily using proceeds from the EWB Loan Agreement and had a balance of $34.0 million classified as long-term debt as of September 30, 2011. This amount was subsequently paid down by funds raised upon the completion of the Company’s initial public offering on October 19, 2011 and the Company’s existing cash balances.

NOTE 11—COMMON STOCK AND TREASURY STOCK

As of September 30, 2011 and June 30, 2011, the authorized capital of the Company included 150,000,000 shares of common stock. As of September 30, 2011, 101,832,115 shares of common stock were issued and 62,752,205 were outstanding. As of June 30, 2011, 101,765,865 shares of common stock were issued and 62,685,955 were outstanding.

NOTE 12—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) and 2005 Equity Incentive Plan (the “2005 Plan”) are described in its Prospectus filed pursuant to Rule 424(B)(4), as filed October 14, 2011 with the SEC.

Employee Stock-based Compensation

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Cost of sales	$6	$6
Research and development	116	38
Sales, general and administrative	229	139

	$351	$183

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2011:

		Common Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)
Balance, June 30, 2011	1,766,033	6,171,707	$0.72
Granted	(120,000)	120,000	8.35
Exercised	—	(63,125)	2.28
Forfeitures and cancellations	50,000	(50,000)	4.33

Balance, September 30, 2011	1,696,033	6,178,582	$0.83	6.27	$52,226

Vested and expected to vest as of September 30, 2011		6,178,582	$0.83	6.27	$52,226

Vested and exercisable as of September 30, 2011		4,488,447	$0.14	5.45	$41,019

During the three months ended September 30, 2011, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $397,000 as determined as of the date of option exercise. The Company had no option exercises during the three months ended September 30, 2010.

As of September 30, 2011, the Company had unrecognized compensation costs of $2.5 million related to stock options which the Company expects to recognize over a weighted-average period of 3.0 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended September 30,
	2011	2010
Expected term	6.1 years	6.1 years
Expected volatility	49%	65%
Risk-free interest rate	1.8%	4.5%
Expected dividend yield	—	—
Weighted average grant date fair value	$4.03	$1.76

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock, June 30, 2011	488,385	$2.66

Vested	(3,125)	2.54

Non-vested restricted stock, September 30, 2011	485,260	$2.66

The intrinsic value of RSUs vested in the three months ended September 30, 2011 was $25,000. No RSUs vested during the three months ended September 30, 2010. The total intrinsic value of all outstanding restricted stock units was $4.5 million as of September 30, 2011.

As of September 30, 2011, there was unrecognized compensation costs related to RSUs of $1.1 million which the Company expects to recognize over a weighted average period of 2.9 years.

NOTE 13—INCOME TAXES

As of September 30, 2011, the Company had approximately $2.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At September 30, 2011, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $462,000 for the three months ended September 30, 2011. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

The Company recorded a tax provision of $5.4 million for the three months ended September 30, 2011. The Company’s estimated 2011 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and the benefit of the federal research and development income tax credit.

Ubiquiti files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2007 and onwards could be subject to examinations by tax authorities.

NOTE 14—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

Revenues by product type were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2011		2010
AirMax	$49,835	63%	$17,080	50%
Other systems	15,499	20%	11,486	34%

Systems	65,334	83%	28,566	84%
Embedded radio	3,225	4%	3,043	9%
Antennas/other	10,608	13%	2,473	7%

Total revenues	$79,167	100%	$34,082	100%

The Company generally forwards products directly from its manufacturers to its distributors in Hong Kong, who in turn ship to other locations throughout the world. The Company has determined the geographical distribution of product revenues based on ship-to destinations.

Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2011		2010
North America(1)	$24,941	32%	$10,194	30%
South America	19,835	25%	9,823	29%
Europe, the Middle East and Africa	24,783	31%	10,203	30%
Asia Pacific	9,608	12%	3,862	11%

Total revenues	$79,167	100%	$34,082	100%

(1)	Revenue for the United States was $24.4 million and $9.8 million for the three months ended September 30, 2011 and 2010, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated (in thousands, except percentages):

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2011	2010	2011	2011
Distributor A	18%	16%	28%	25%
Distributor B	16%	21%	18%	21%
Distributor C	*	*	10%	*

*	denotes less than 10%

NOTE 15—SUBSEQUENT EVENTS

On October 13, 2011, the Company completed its initial public offering whereby it sold 2,395,328 shares and selling stockholders sold 4,642,902 shares of the Company’s common stock. The Company received net proceeds of $30.5 million after deducting the underwriting fees and commissions and estimated offering expenses payable by the Company. Immediately prior to the closing of the initial public offering, all outstanding shares of the Company’s Series A convertible preferred stock converted into 23,992,929 shares of common stock. The Company used the proceeds from the initial public offering and its existing cash balances to pay down the convertible subordinated promissory notes issued in connection with the repurchase of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011.

On September 30, 2011, the Company’s board of directors approved the amendment and restatement of the Company’s certificate of incorporation to increase the number of authorized shares of its common stock to 500,000,000 shares. The Company’s board of directors also approved the creation and authorization of 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. These amendments to the Company’s certificate of incorporation were approved by its stockholders on September 30, 2011 and became effective on October 19, 2011.

On September 30, 2011, the Company’s board of directors and stockholders approved, and the following actions occurred on October 13, 2011:

•

amendment and restatement of 2010 Equity Incentive Plan. The Company reserved 8,000,000 shares of common stock for issuance under the 2010 Equity Incentive Plan. On the first day of each fiscal year, starting with July 1, 2012, the number of shares in the reserve will increase by the lesser of 8,000,000 shares of common stock; 5% of the Company’s outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the board of directors. The plan will terminate in February 2021, unless the board of directors terminates it sooner.

•	approval of the Company’s form of amended and restated indemnification agreement that the Company’s directors and officers will enter into.

•

approval of an amendment and restatement of the Company’s bylaws, which adopted a classified board of directors; eliminated actions by written consent of stockholders; imposed advance notice requirements for stockholder proposals; revised the procedures for the filling of vacancies on the board of directors and provided that directors may only be removed for cause; provided that special meetings of the stockholders may only be called by a majority of the board of directors, the chairman of the board of directors, the chief executive officer or the president (in the absence of a chief executive officer); and provided that any future amendment to the foregoing provisions must be approved by the holders of at least 66 2/3% of the Company’s then outstanding common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report.

Overview

Ubiquiti Networks, Inc. (“Ubiquiti,” “we,” “us” or “our”) is a product driven company that leverages innovative proprietary technologies to deliver networking solutions with compelling price-performance characteristics to both start-up and established network operators and service providers. Our products bridge the digital divide by fundamentally changing the economics of deploying high performance networking solutions in underserved and underpenetrated wireless broadband access markets globally. These markets include emerging markets and other areas where individual users and small and medium sized enterprises do not have access to the benefits of carrier class broadband networking. Our business model has enabled us to break down traditional barriers, such as high product and network deployment costs, which are driven by business model inefficiencies and achieve rapid market adoption of our products and solutions in previously underserved and underpenetrated markets. Our business model and proprietary technologies provide us with a significant and sustainable competitive advantage over incumbents, who we believe are unable to respond effectively due to their higher cost business models.

We offer a broad and expanding portfolio of networking products and solutions and we recently introduced products in the enterprise wireless local area networks (“WLAN”) and Internet Protocol (“IP”) video surveillance markets. Our solutions include systems, high performance radios, antennas and management tools that have been designed to deliver carrier class performance for networking and other applications in the unlicensed radio frequency (“RF”) spectrum. We began shipping embedded radios in fiscal 2006. In fiscal 2008 we introduced a line of products based on 802.11 standard protocols and in early fiscal 2010, we introduced a number of new products based on our proprietary AirTechnologies, including our high-performance AirMax platform, which have been rapidly adopted by network operators and high-performance proprietary AirMax service providers. In the three months ended September 30, 2011, our systems revenue which primarily consists of our AirMax platform, and to a lesser extent 802.11 standard based systems, accounted for 83% of our revenues. Although our AirMax platform has supplanted the demand for some of our 802.11 standard products, we have not experienced a decline in gross margin as we transition from 802.11 standard products to our AirMax platform as they have similar margin profiles. In the future, we expect sales of our AirMax platform products based on our other AirTechnologies to continue to represent a growing portion of our revenues and the portion of our revenues derived from our 802.11 standard products to decline as a percentage of total revenues. Our embedded radios bear higher margins than our systems, but we believe that systems present a larger market opportunity. We believe that our gross margins have largely stabilized and do not expect substantial additional declines in gross margins from our networking products.

Building on our leadership in the underserved and underpenetrated segments of the wireless broadband access market, we intend to expand our product offerings in our existing market and enter adjacent markets by relying on the combination of our efficient business model and proprietary technologies. For example, we have introduced products and solutions for the enterprise WLAN, video surveillance, and plan to introduce products into the supervisory control and data acquisition (“SCADA”) and licensed microwave wireless backhaul markets. As we enter such new markets, we plan to leverage existing distributor relationships and establish engaged communities similar to that of the large, growing and engaged community of network operators, service providers and distributors (collectively, the “Ubiquiti Community”) to keep our operating expenses in line with our current model and enable us to offer products in these new markets with compelling price-performance characteristics.

Our revenues increased 132% to $79.2 million in the three months ended September 30, 2011 from $34.1 million in the three months ended September 30, 2010. We had net income of $21.5 million and $7.6 million in the three months ended September 30, 2011 and 2010, respectively.

In July 2011, we repurchased an aggregate of 12,041,700 shares of our Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of our major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. The $68.0 million was paid down primarily using proceeds from the term loan we executed with East West Bank on September 15, 2011 and funds raised upon the completion of our initial public offering on October 19, 2011.

Key Components of Our Results of Operations and Financial Condition

Revenues

Our revenues are derived principally from the sale of networking hardware and management tools. In addition, while we do not sell maintenance and support separately, because we have historically included it free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied post-contract customer support(“PCS”).

We classify our revenues into three product categories: systems, embedded radios and antennas/other.

•	Systems consists of two product categories:

•	Our proprietary AirMax platform products for network operators and service providers; and

•	Other products including our 802.11 standard base stations, radios, backhaul equipment and customer premise equipment (“CPE”).

•

Embedded radios consist of more than 25 radio products primarily for original equipment manufacturers (“OEMs”), including both point to point and point to multipoint radios in the 2.0 to 6.0GHz spectrum, that are offered with a variety of features.

•

Antennas/other consist of antenna products in the 2.0 to 6.0GHz spectrum, as well as miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. These products include both high performance sector and directional antennas. This category also includes our allocation of revenues to PCS.

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 98% and 92% of our revenues in the three months ended September 30, 2011 and 2010, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.

Cost of Revenues

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and chipsets that we consign to certain of our contract manufacturers. In addition, cost of revenues includes tooling, labor and other costs associated with engineering, testing and quality assurance, warranty costs, stock-based compensation and excess and obsolete inventory.

We outsource our manufacturing and order fulfillment and utilize contract manufacturers located primarily in China and, to a lesser extent, Taiwan. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our manufacturing organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, pricing due to competitive pressure, production costs, foreign exchange rates and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs.

Operating Expenses

We classify our operating expenses as research and development and sales, general and administrative expenses.

•

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products and developing new versions of our existing products.

•

Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars as we continue to actively promote our products and introduce new products and services. In addition, we expect expenses to increase as we make additional investments in information technology systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Deferred Revenues and Costs

In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. The cost of products associated with these deferred revenues is classified as deferred costs of revenues. At September 30, 2011 and June 30, 2011, $1.7 and $1.2 million, respectively, of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably probable. The related deferred cost of revenues balances were $907,000 and $881,000, as of September 30, 2011 June 30, 2011, respectively.

Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of September 30, 2011 and June 30, 2011, we had deferred revenues of $591,000 and $497,000 respectively, related to these obligations.

Prepayments

We have historical agreements with certain contract manufacturers whereby we prepay for a portion of the product costs to assure the manufacture and timely delivery of our products. As of September 30, 2011 and June 30, 2011, we had prepayment balances of $5.1 million and $5.3 million, respectively.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recognition of Revenues

Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied PCS. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is probable. In cases where we lack evidence that collectability of the resulting receivable is reasonably probable, we defer recognition of revenue until the receipt of cash.

For substantially all of our sales, evidence of the arrangement consists of an order from a distributor or customer. We consider delivery to have occurred once our products have been shipped and title and risk of loss have been transferred. For most of our sales, these criteria are met at the time the products are shipped to the distributor. Our arrangements with distributors do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

We record amounts billed to distributors for shipping and handling costs as revenues. We classify shipping and handling costs incurred by us as cost of revenues.

Deposit payments received from distributors in advance of recognition of revenues are included in current liabilities on our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.

Our multi-element arrangements generally include two deliverables. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the implied right to PCS included with the purchase of certain products. PCS is the right to receive, on a when and if available basis, future unspecified software upgrades and features relating to the product’s essential software as well as bug fixes, email and telephone support.

We use a hierarchy to determine the allocation of revenues to the deliverables. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).

(i)	VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the company for that deliverable. Generally we do not sell the deliverables separately and, as such, do not have VSOE.

(ii)	TPE can be substantiated by determining the price that other parties sell similar or substantially similar offerings. We do not believe that there is accessible TPE evidence for similar deliverables.

(iii)	ESP reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We believe that ESP is the most appropriate methodology for determining the allocation of revenues among the multiple elements.

We have allocated revenues between these two deliverables using the relative selling price method which is based on the ESP for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices which currently is two years. All costs of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.

Our process for determining ESP for deliverables involves multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. For PCS, we believe our network operators and service providers would be reluctant to pay for such services separately. This view is primarily based on the fact that unspecified upgrade rights do not obligate us to provide upgrades at a particular time or at all, and do not specify to network operators and service providers which upgrades or features will be delivered. We believe that the relatively low prices of our products and our network operators, and service providers’ price sensitivity would add to their reluctance to pay for PCS. Therefore, we have concluded that if we were to sell PCS on a stand-alone basis, the selling price would be relatively low.

Key factors considered by us in developing the ESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs.

Inventory

Our inventories are primarily raw materials, which we have consigned to our contract manufacturers, and to a lesser extent, finished goods. Our inventories are stated at the lower of cost or market value on a first-in, first-out basis. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Allowances, once established, are not reversed until the related inventory has been subsequently sold or scrapped.

Product Warranties

We offer warranties on certain products and record a liability for the estimated future costs associated with potential warranty claims. These warranty costs are reflected in our consolidated statement of operations within cost of revenues. Our warranties are typically in effect for 12 months from the distributors’ purchase date of the product. Our estimates of future warranty costs are largely based on historical experience of product failure rates, material usage and service delivery costs incurred in correcting product failures. Our operating results could be materially and adversely affected if future warranty claims exceed historical experiences and we are not able to recover costs from our contract manufacturers.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. In estimating the allowance, management considers, among other factors, the aging of the accounts receivable, our historical write offs, the credit worthiness of each distributor and general economic conditions.

Income Taxes

We account for income taxes in accordance with accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish valuation allowances when necessary to reduce deferred tax assets to the amount we expect to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives.

In addition, our calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We may be subject to income tax audits in each of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, we must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, our provision for income taxes would be increased. We review our potential liabilities periodically and, if necessary, record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than our original estimate. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

Stock-based Compensation

We record stock-based awards, including stock options, at fair value as of the grant date and recognize expense ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes option pricing model. We adopted the above guidance using the modified prospective transition method. Under this transition method, the new fair value recognition provisions are applied to option grants on and after July 1, 2005. We expense all options granted or modified after July 1, 2005 on a straight-line basis.

For grants made since January 1, 2010, we obtained contemporaneous valuation analyses prepared by an unrelated third party valuation firm in order to assist us in determining the fair value of our common stock. The initial contemporaneous valuation report valued our common stock as of April 30, 2010 and we received the most recent contemporaneous valuation report as of July 31, 2011. Prior to January 1, 2010, we obtained retrospective analyses prepared by the same valuation firm in order to assist us in determining the fair value of our common stock as of June 30, 2009. After January 1, 2010, our board of directors has considered these reports when determining the fair value of our common stock and related exercise prices of option awards on the date such awards were granted. These third party valuations were also used for purposes of determining the Black-Scholes fair value of our stock option awards and related stock-based compensation expense.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011		2010
	(In thousands, except percentages)
Revenues	$79,167	100%	$34,082	100%
Cost of revenues(1)	46,154	58%	20,453	60%

Gross profit	33,013	42%	13,629	40%

Operating expenses:
Research and development(1)	3,369	4%	2,496	7%
Sales, general and administrative(1)	2,144	3%	1,665	5%

Total operating expenses	5,513	7%	4,161	12%

Income from operations	27,500	35%	9,468	28%
Interest income (expense) and other, net	(634)	(1)%	7	*

Income before provision for income taxes	26,866	34%	9,475	28%
Provision for income taxes	5,373	7%	1,894	6%

Net income	$21,493	27%	$7,581	22%

* Less than 1%
(1) Includes stock-based compensation as follows:

Cost of revenues	$6		$6
Research and development	116		38
Sales, general and administrative	229		139

Total stock-based compensation	$351		$183

Revenues

Revenues increased $45.1 million, or 132%, from $34.1 million in the three months ended September 30, 2010 to $79.2 million in the three months ended September 30, 2011. During the three months ended September 30, 2011, the increase in revenues was due to higher unit volumes shipped primarily attributable to the success of our systems products, most notably our AirMax platform.

In the three months ended September 30, 2011, revenues from Distributor A and Distributor B represented 18% and 16% of our revenues, respectively. In the three months ended September 30, 2010, revenues from Distributor A and Distributor B represented 16% and 21% of our revenues, respectively. No other distributor or customer represented more than 10% of our revenues in the three months ended September 30, 2011 or 2010.

Revenues by Product Type

	Three Months Ended September 30,
	2011		2010
	(In thousands, except percentages)
AirMax	$49,835	63%	$17,080	50%
Other systems	15,499	20%	11,486	34%

Systems	65,334	83%	28,566	84%
Embedded radio	3,225	4%	3,043	9%
Antennas/other	10,608	13%	2,473	7%

Total revenues	$79,167	100%	$34,082	100%

Systems revenues increased $36.8 million, or 129%, from $28.6 million in the three months ended September 30, 2010 to $65.3 million in the three months ended September 30, 2011. The increase in systems revenues was primarily driven by rapid adoption of our AirMax platform, which we introduced in early fiscal 2010.

Embedded radio revenues increased slightly from fiscal the three months ended September 30, 2010 to 2011. We anticipate that embedded radio products will decline as a percentage of revenues in future periods as sales of these products are outpaced by sales of systems products.

Antennas/other revenues increased $8.1 million, or 329% from $2.5 million in the three months ended September 30, 2010 to $10.6 million in the three months ended September 30, 2011. A primary driver of growth in antennas/other revenues was the broadening of our systems platforms, which drove demand for associated antennas. Antennas/other revenues also increased due to the growing sales of accessories purchased in connection with deployment of new systems, such as cables. Other revenues also include revenues that are attributable to PCS. We anticipate that antenna/other revenues will continue to increase in absolute dollars in future periods but will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally forward products directly from our manufacturers to freight companies in Hong Kong, which have been retained by our distributors and who in turn ship to other locations throughout the world. We have determined the geographical distribution of our product revenues based on ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain. The increase in revenues in absolute dollars across all regions was primarily driven by the success of our systems products, most notably our AirMax platform. The following are our revenues by geography for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,
	2011		2010
	(In thousands, except percentages)
North America(1)	$24,941	32%	$10,194	30%
South America	19,835	25%	9,823	29%
Europe, the Middle East and Africa	24,783	31%	10,203	30%
Asia Pacific	9,608	12%	3,862	11%

Total revenues	$79,167	100%	$34,082	100%

(1)	Revenue for the United States was $24.4 million and $9.8 million for the three months ended September 30, 2011 and 2010, respectively.

Cost of Revenues and Gross Margin

Cost of revenues increased $25.7 million, or 126%, from $20.5 million in the three months ended September 30, 2010 to $46.2 million in the three months ended September 30, 2011, primarily due to growth in revenues and to a lesser extent changes in product mix. Gross margin increased from 40% in the three months ended September 30, 2010 to 42% in the three months ended September 30, 2011, reflecting a high level of revenue growth across a non-inventory cost of sales base that only saw a slight increase and to a lesser extent changes in product mix.

Operating Expenses

Research and Development

Research and development expenses increased $873,000, or 35%, from $2.5 million in the three months ended September 30, 2010 to $3.4 million in the three months ended September 30, 2011. However, as a percentage of revenues, research and development expenses decreased from 7% in the three months ended September 30, 2010 to 4% in the three months ended September 30, 2011. The increase in research and development expenses in absolute dollars was due to increases in headcount as we broadened our research and development activities to new product areas. As a percentage of revenues research and development expenses decreased due to our overall revenue growth. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative

Sales, general and administrative expenses increased $479,000, or 29%, from $1.7 million in the three months ended September 30, 2010 to $2.1 million in the three months ended September 30, 2011. As a percentage of revenues, sales, general and administrative expenses decreased from 5% in the three months ended September 30, 2010 to 3% in the three months ended September 30, 2011. Sales, general and administrative expenses increased slightly due to increased personnel costs and increased costs associated with our preparation to be a public company. However, as a percentage of revenues sales, general and administrative expenses decreased slightly due to our overall revenue growth. Over time, we expect our sales, general and administrative expenses increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Interest Income (Expense) and Other, Net

Interest expense and other, net was $634,000 for the three months ended September 30, 2011, representing a decrease of $641,000 from interest income and other, net of $7,000 for the three months ended September 30, 2010. The decrease was primarily due to interest expense accrued on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011 and interest expense accrued on our term loan agreement with East West Bank which we entered into in September 2011.

Provision for Income Taxes

Our provision for income taxes increased $3.5 million, or 184%, from $1.9 million for the three months ended September 30, 2010 to $5.4 million for the three months ended September 30, 2011. Our effective tax rate remained flat at 20% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as percentages of sales in foreign and domestic tax jurisdictions remained consistent.

Liquidity and Capital Resources

Sources and Uses of Cash

Since inception, our operations primarily have been funded through cash generated by operations. Cash, cash equivalents and short-term marketable securities decreased from $76.4 million at June 30, 2011 to $52.6 million at September 30, 2011.

Consolidated Cash Flow Data

The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$15,719	$19,843
Net cash used in investing activities	(205)	(71)
Net cash used in financing activities	(39,299)	(7,284)

Net increase (decrease) in cash and cash equivalents	$(23,785)	$12,488

Cash Flows from Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2011 of $15.7 consisted primarily of net income of $21.5 million offset by net decreases in operating assets and liabilities of $6.3 million. Changes in operating assets and liabilities consisted primarily of an $8.3 million increase in accounts receivable due to our overall revenue growth, a $2.9 million increase in taxes payable, a $2.7 million increase in inventories, a $1.3 million increase in accounts payable and accrued liabilities and an increase of $488,000 in deferred revenues and deferred cost of revenues.

Net cash provided by operating activities in the three months ended September 30, 2010 of $19.8 consisted primarily of net income of $7.6 million and increases in operating assets and liabilities of $12.2 million. Changes in operating assets and liabilities consisted primarily of a $6.0 million decrease in accounts receivable, $2.5 million increase in accounts payable and accrued liabilities, a $1.9 million increase in taxes payable and a $1.8 million increase in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Our investing activities consist solely of capital expenditures. Capital expenditures for the three months ended September 30, 2011 and 2010 were $205,000 and 71,000, respectively.

Cash Flows from Financing Activities

In July 2011, we repurchased an aggregate of 12,041,700 shares of our Series A preferred stock from entities affiliated with Summit Partners, L.P., one of our major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. On September 15, 2011, $34.0 million was paid against the notes reducing the aggregate principal amount outstanding to $34.0 million.

On September 15, 2011, we entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The EWB Loan Agreement consists of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. We used $34.0 million of the term loan to repay a portion of our outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P.

During the three months ended September 30 2010, we entered into a stock purchase agreement to repurchase 2,975,590 shares of common stock from three stockholders for total consideration of $7.3 million.

Liquidity

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of September 30, 2011, we held $43.2 million of our $52.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.

Commitments and Contingencies

In January 2011, the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) contacted us to request that we provide information related to our relationship with a logistics company in the United Arab Emirates (“UAE”) and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to the OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. In the course of this review we identified that two distributors may have sold Ubiquiti products into Iran. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”

In May 2011, we filed a self-disclosure with OEE and, in June 2011 we filed one with U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”), regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to both distributors. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation of us without penalty.

OFAC is still in the early stages of reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts, which led OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such fines may be material to our financial results in the period in which they are imposed. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.

Warranties and Indemnifications

Our products are generally accompanied by a 12 month warranty, which covers both parts and labor. Generally the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-30, Loss Contingencies, we record an accrual when we believe it is estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

We may in the future enter into standard indemnification agreements with many of our distributors and OEMs, as well as certain other business partners in the ordinary course of business. These agreements may include provisions for indemnifying the distributor, OEM or other business partner against any claim brought by a third party to the extent any such claim alleges that a Ubiquiti product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. The maximum amount of potential future indemnification is unlimited. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of September 30, 2011 or 2010.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at September 30, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease our headquarters in San Jose, California and other locations worldwide under noncancelable operating leases that expire at various dates through fiscal 2016.

In July 2011, we entered into an agreement to lease additional office space for our research and development offices in Taiwan. The lease term is from July 14, 2011 through July 15, 2016. The premises consist of approximately 3,000 rentable square feet of space. The lease has been categorized as an operating lease, and the total lease obligation is approximately $1.6 million.

The following table summarizes our contractual obligations as of September 30, 2011:

	Payments Due by June 30,
	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Operating leases	$676	$598	$356	$341	$342	$15	$2,328

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no accruals have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

As of September 30, 2011, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K other than the indemnification arrangement discussed above.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the Financial Accounting Standards Board’s (“FASB’s”) updated authoritative guidance on fair value measurements and disclosures. The updated guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefits plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that became effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted the updated guidance beginning January 1, 2010, except for the additional Level 3 requirements, which we adopted beginning January 1, 2011. Level 3 assets and liabilities are those whose fair value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Additionally, in May 2011 the FASB further amended its guidance related to fair value measurements in order to achieve common fair value measurements between U.S. GAAP and International Financial Reporting Standards. The amendments in the updated guidance explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the updated guidance should not result in a change in the application of previous fair value measurement guidance. The updated guidance is effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption on January 1, 2012 to have an impact on our consolidated financial statements.

In June 2011, the FASB updated its guidance related to the presentation of comprehensive income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in the updated guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The updated guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The updated guidance must be applied retrospectively. In November 2011, The FASB released proposed Accounting Standards Update (“ASU”) No. 2011-240, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to delay some of the previously issued amendments. If the proposal is finalized, some requirements for the presentation and disclosure of reclassification adjustments in other comprehensive income and net income will not be effective at the end of 2011 as had been previously scheduled. We do not expect the adoption of this guidance on July 1, 2012 to have an impact on our consolidated financial statements.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our condensed consolidated financial results presented in accordance with GAAP, we use Non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described below. Management believes that these Non-GAAP financial measures reflect an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. Non-GAAP financial measures used by us include net income or loss and diluted net income or loss per share.

Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes and other special charges and credits. Management believes these Non-GAAP financial measures provide meaningful supplemental information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

We use each of these Non-GAAP financial measures for internal managerial purposes, when providing our financial results and business outlook to the public and to facilitate period-to-period comparisons. Management believes that these Non-GAAP measures provide meaningful supplemental information regarding our operational and financial performance of current and historical results. Management uses these Non-GAAP measures for strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

The following table shows our Non-GAAP financial measures:

	Three Months Ended September 30,
	2011	2010
	(In thousands, except per share amounts)
Non-GAAP net income	$21,704	$7,691
Non-GAAP diluted net income per share of common stock	$0.23	$0.07

We believe that providing these Non-GAAP financial measures, in addition to the GAAP financial results, are useful to investors because they allow investors to see our results “through the eyes” of management as these Non-GAAP financial measures reflect our internal measurement processes. Management believes that these Non-GAAP financial measures enable investors to better assess changes in each key element of our operating results across different reporting periods on a consistent basis and provides investors with another method for assessing our operating results in a manner that is focused on the performance of our ongoing operations.

The following table shows a reconciliation of GAAP net income to non-GAAP net income:

	Three Months Ended September 30,
	2011	2010
	(In thousands, except per share amounts)
Net Income	$21,493	$7,581
Stock-based compensation:
Cost of revenues	6	6
Research and development	116	38
Sales, general and administrative	229	139
Tax effect of non-GAAP adjustments	(140)	(73)

Non-GAAP net income	$21,704	$7,691

Non-GAAP diluted net income per share of common stock (1)	$0.23	$0.07

Weighted-average shares used in computing non-GAAP diluted net income per share of common stock (1)	93,467	104,093

(1)	Non-GAAP diluted net income per share of common stock is calculated using non-GAAP net income excluding stock-based compensation, net of taxes and weighted-average shares outstanding as if Series A preferred stock is treated as common stock for the periods presented.

The following table shows a reconciliation of weighted-average shares used in computing net loss per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Weighted average shares used in computing net loss per share of common stock - diluted	62,717	64,486
Weighted average dilutive effect of stock options and restricted stock units	3,877	3,572
Weighted average shares of Series A preferred stock outstanding	26,873	36,035

Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	93,467	104,093

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We have interest rate risk from the LIBOR index that is used to determine the interest rates on our EWB Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. Based on a sensitivity analysis, as of September 30, 2011, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a significant change in net income (loss) before income taxes over the next 12 months.

We had cash and cash equivalents of $52.6 million and $76.4 million as of September 30, 2011 and June 30, 2011, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese yuan, Lithuanian lita, Taiwan dollar and Indian rupee. During the three months ended September 30, 2011, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In January 2011, the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) contacted us to request that we provide information related to our relationship with a logistics company in the United Arab Emirates (“UAE”) and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to the OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. In the course of this review we identified that two distributors may have sold Ubiquiti products into Iran. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”

In May 2011, we filed a self-disclosure with OEE and, in June 2011 we filed one with OFAC, regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to both distributors. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation of us without penalty.

OFAC is still in the early stages of reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts, which led OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such fines may be material to our financial results in the period in which they are imposed. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material litigation; however, we have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our wireless carriers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

Item 1A. Risk Factors

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on our business, financial condition and results of operations could be seriously harmed.

We have limited visibility into future sales, which makes it difficult to forecast our future operating results.

Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 98% and 92% of our revenues in the three months ended September 30, 2011 and 2010, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. Our operating expenses are fixed in the short-term and we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.

We are subject to risks associated with our distributors’ inventory management practices. Should any of our distributors fail to resell our products in the period of time they anticipate or overstock inventories to address anticipated supply interruptions that do not occur, our revenues and operating results would suffer in future periods.

Our distributors are required to purchase and maintain their own inventories of our products and have no right to return the products they have purchased. We do not receive information from the distributors regarding their inventory levels or their sales of our products. If our distributors are unable to sell an adequate amount of their inventories of our products, their financial condition may be adversely affected, which could result in a decline in our sales to these distributors. Distributors with whom we do business may face issues maintaining sufficient working capital and liquidity or obtaining credit, which could impair their ability to make timely payments to us. In addition, in the past we have experienced shortages of our products and our distributors have ordered quantities in excess of their anticipated near term demand to insulate themselves from supply interruptions. If, in the future, some distributors decide to purchase more of our products than are required to satisfy customer demand in any particular quarter, inventories at these distributors would grow. These distributors likely would reduce future orders until inventory levels realign with customer demand, which could adversely affect our revenues in a subsequent quarter.

We rely on a limited number of distributors, and the loss of existing, or a need to add new, distributors may cause disruptions in our shipments, which may materially adversely affect our ability to sell our products and achieve our revenue forecasts and we may be unable to sell inventory we have manufactured to meet expected demand in a timely manner, if at all.

Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three months ended September 30, 2011, revenues from Distributor A and Distributor B represented 18% and 16% of our revenues, respectively. In the three months ended September 30, 2010, revenues from Distributor A and Distributor B represented 16% and 21% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.

Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.

Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $79.2 million, $67.6 million, $51.2 million, $45.1 million and $34.1 million and our net income was $21.5 million, $18.1 million, $13.0 million, $11.0 million and $7.6 million in the three months ended September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	inability of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us and the performance of our products generally;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	costs related to responding to government inquiries related to regulatory compliance;

•	our ability to control and reduce product costs;

•	expenses of our entry into new markets, such as enterprise WLAN, video surveillance, and SCADA;

•	commencement of litigation or adverse results in litigation;

•	changes in the manner in which we sell products;

•	increased warranty costs;

•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our distributors and their customers; and

•	the impact of write downs of excess and obsolete inventory.

In addition, our business may be subject to seasonality; however, our recent growth rates and timing of product introductions may have masked seasonal changes in demand. Although we have not perceived seasonality to date, we may experience seasonality in the future.

The networking, enterprise WLAN and video surveillance markets in which we compete are highly competitive and competitive pressures from existing and new products and solutions may have a material adverse effect on our business, revenues, growth rates and market share.

The networking, enterprise WLAN and video surveillance markets in which we compete are highly competitive and are influenced by competitive factors including:

•	total cost of ownership and return on investment associated with the solutions;

•	simplicity of deployment and use of the solutions;

•	ability to rapidly develop high performance integrated solutions;

•	reliability and scalability of the solutions;

•	market awareness of a particular brand;

•	ability to provide secure access to wireless networks;

•	ability to offer a suite of products and solutions;

•	ability to allow centralized management of the solutions; and

•	ability to provide quality product support.

We expect competition to intensify in the future as other established and new companies introduce new products in the same markets we serve or intend to enter and as these markets continue to consolidate. In particular, companies with successful, widely known brands may price their products aggressively to compete with ours. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, end users may switch to other suppliers and our ability to sell our products may be impaired, which could harm our competitive position, revenues and prospects for growth.

A number of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do.

As we move into new markets for different types of equipment, our brand may not be as well known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. In the integrated radio market, our competitors include Alvarion Ltd., Motorola Inc. and Trango Systems, Inc. and, in the 900MHz product market, Cisco Systems, Inc. and Proxim Inc. In the embedded radio market, our competitors include Mikrotīkls Ltd. and Senao Networks, Inc. In the backhaul market, our competitors include Ceragon Networks, Inc., DragonWave Inc. and Mikrotīkls. In the CPE market, our competitors include Mikrotīkls, Ruckus Wireless, Inc. and TP-LINK Technologies CO., LTD. In the antenna market, we primarily compete with Andrew Corporation, PCTEL, Inc. and Radio Waves, Inc. In the enterprise WLAN market, we primarily compete with Ruckus, Aruba Networks, Inc. and Cisco. In the video surveillance market, we primarily compete with Vivotek Inc., Axis Communications AB and Mobotix Corp. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they had offered individually. We expect this consolidation to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The competitors resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact perceptions of the viability of smaller and even medium-sized technology companies and, consequently, willingness to purchase from such companies. These pricing pressures and competition from more comprehensive solutions could impair our ability to sell our products profitably, if at all, which could negatively affect our revenues and results of operations.

New entrants and the introduction of other distribution models in our markets may harm our competitive position.

The markets for development, distribution and sale of our products are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products, and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Historically, large, integrated telecommunications equipment suppliers controlled access to the wireless broadband infrastructure equipment and network management software that could be used to extend the geographic reach of wireless internet networks. However, in recent years, network operators and service providers have been able to purchase wireless broadband infrastructure equipment and purchase and implement network management applications from distributors, resellers and OEMs. Increased competition from providers of wireless broadband equipment may result in fewer vendors providing complementary equipment, which could harm our business and revenues. Broadband equipment providers or system integrators may also offer wireless broadband infrastructure equipment for free or as part of a bundled offering, which could force us to reduce our prices or change our selling model to remain competitive. If there is a major shift in the market such that network operators and service providers begin to use closed network solutions that only operate with other equipment from the same vendor, we could experience a significant decline in sales because our products would not be interoperable with these proprietary standards.

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 69% and 71% of our revenues in the three months ended September 30, 2011 and 2010, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.

Sale of certain of our products into Iran, Cuba, Syria, the Sudan and North Korea is restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components and may be exported from and outside the United States only with the required authorization or eligibility for a license exception. Until early 2010, we lacked sufficient familiarity with the export control and sanctions laws and their applicability to our products. Our lack of sufficient familiarity was largely due to our lean corporate infrastructure, the inexperience of our management team in these matters and the fact that our products are manufactured outside the United States and most of our products never enter the United States. In early 2010, as a result of diligence undertaken in connection with the Summit transaction, we learned that our products could not be sold, directly or indirectly, into Iran and other countries subject to a U.S. embargo and we learned that some of our products were listed on the Commerce Control List in the EAR, and require authorization from the U.S. Commerce Department, Bureau of Industry and Security (“BIS”), prior to export. We then began to evaluate the export controls and sanctions applicable to our product sales and to take steps to comply with these laws. For instance, we revised our standard form distribution agreements to clearly articulate the restrictions imposed by export control and sanctions laws governing business with embargoed countries, disabled downloads of our software by users in these countries, and obtained the required Commodity Classification Rulings for our encryption products as required by the EAR. In February 2011, our Audit Committee retained outside counsel to conduct a review of our export control compliance and possible sales of our products by third persons to embargoed countries. This review was conducted to fully respond to and cooperate with a request for information from OEE, relating to two foreign companies and the export classification of our products and to ensure that we were in compliance with the export control and sanctions laws. The review was completed in April 2011 and we took the actions described below as a result of our review. In May 2011, we filed a disclosure report regarding our findings as a result of this review with OEE. In August 2011, we received a warning letter from the OEE indicating that the OEE had completed its investigation of us, was closing out the matter without issuing a penalty, had not referred the matters described below for criminal or administrative prosecution of us and closed the investigation of us. In June 2011, we also filed a voluntary self-disclosure with OFAC, which disclosure is still pending.

Transactions Involving Possible Sales of Products into Iran

Although we do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo, we believe our products have been sold into Iran by third parties. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo.

From 2008 to early 2010, we had a distribution arrangement with a distributor (“Distributor 1”), in the United Arab Emirates (“UAE”) that gave this distributor exclusive jurisdiction over eleven countries in the Middle East, including Iran, as well as authorization to sell worldwide. Sales to Distributor 1 represented 7%, 6% and 4% of our revenues in fiscal 2009, fiscal 2010 and fiscal 2011, respectively. We cannot determine which of our products Distributor 1 sold directly or indirectly to persons in Iran. At some point prior to February 2010, Distributor 1 requested that we list two resellers on our website as authorized resellers of our products in Iran and we did so. We removed these resellers from our website in late February 2010 upon learning of restrictions under the U.S. embargo.

In early 2010, we began implementing policies prohibiting sales of our products into the countries subject to the U.S. embargo, revised our standard form distribution agreements to clearly articulate this policy and disabled downloads of our software by users in these countries. We also entered into a new distribution agreement with Distributor 1 that excluded Iran as one of its territories and contained explicit covenants that Distributor 1 would comply with U.S. export control and economic sanction laws, including a covenant not to sell our products into Iran.

From March 2010 until February 2011, we continued doing business with Distributor 1 under the amended distribution agreement. However, we now believe that Distributor 1 continued to sell our products into Iran after February 2010 and that we overlooked emails from Distributor 1 that included information about Distributor 1’s possible activities related to shipping our products to Iran. In February 2011, we suspended sales of our products to Distributor 1 due to the information learned during our export control review that indicated Distributor 1 may still be selling products into Iran. Also, during the export review we recently conducted, we learned that from December 2009 through February 2011, another distributor, Distributor 2, was selling our products to a company in Iran. At the time of these transactions, we did not have a distribution agreement with Distributor 2 and we had not specifically instructed Distributor 2 that our products could not be sold into Iran. Distributor 2, a distributor in Europe, received orders from an Iranian entity, placed those orders with us and instructed us to ship the products to a third party in the UAE. As such, we believed the products’ final destination was the UAE. Our records indicate that we may have made up to 13 shipments to Distributor 2 involving an aggregate value of approximately $340,000 that may have been resold into Iran during this time. Prior to February 2011, we had not previously notified Distributor 2 of our prohibition against sales of our products into Iran. In March 2011, upon learning that it was receiving orders from a company in Iran, we notified Distributor 2 that the end customer was in Iran and of our prohibition on sales to Iran and also entered into a distribution agreement with Distributor 2. The agreement contains clear language requiring compliance with the export control and economic sanctions laws. We continue to sell products to Distributor 2, as we believe this issue has been resolved and these sales did not represent a material portion of Distributor 2’s business with us.

Export Classification of Our Products

Following the Summit transaction, we began to research whether our products were subject to U.S. export controls and we hired outside counsel to assist us with this analysis. We learned that a number of our products, although they are foreign produced and do not enter into the United States, may be considered encryption items under the EAR and required an encryption review by BIS. In May 2010, we filed encryption reviews with BIS for our products, and we obtained the required Commodity Classification Rulings for our products between June 2010 and November 2010. We shipped our products prior to receiving these rulings and these shipments appear to have violated the EAR. In addition, we used incorrect export authorizations on our shipping documents even after we received the required Commodity Classification Rulings.

Accordingly, prior to May 2010, we did not fully comply with applicable encryption controls in the EAR, despite having made foreign sales of such items, and continued to use incorrect export authorizations on shipping documents until February 2011, as we did not fully understand the scope of the requirements. In addition, throughout this period, we lacked an effective compliance program with respect to these laws. We have implemented a significant number of policies and procedures and continue to implement further policies and procedures that will help us to comply with these laws.

Inquiry from U.S. Department of Commerce’s Office of Export Enforcement

In January 2011, OEE contacted us to request that we provide information related to our relationship with a logistics company in the UAE and with a company in Iran, as well as information on the export classification of our products, neither of which are Distributor 1 or Distributor 2. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to OEE’s request but also to review our overall compliance with export control and sanctions laws. It was in the course of this review that we identified the Iranian sales of Distributor 1 after February 2010 and the Iranian sales of Distributor 2. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our system of record, NetSuite.

In May 2011, we filed a self-disclosure with OEE and in June 2011, we filed one with OFAC regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both Distributor 1 or Distributor 2 continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various email communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to Distributor 1 and Distributor 2. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation of us without penalty.

OFAC is still in the early stages of reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts that led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. Any such fines may be material to our financial results in the period in which they are imposed. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

While we have now taken actions to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with these laws and regulations, we have not yet obtained written distribution agreements with all our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; we have notified all of our distributors of their obligations and have obtained updated distribution agreements from distributors that account for about 90% of our revenue in fiscal 2011. Our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management.

Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.

We may also be subject to export control and economic sanctions laws of jurisdictions outside of the United States and a substantial majority of our sales are into countries outside of the United States. If we fail to comply with those foreign export control and economic sanctions laws, we may be unable to sell our products and our business would be materially and adversely affected and our revenues would decline.

In addition to U.S. export regulations, various other countries regulate the import of certain encryption technology and products, and these laws could limit our ability to distribute our products or our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in other countries, prevent our customers with international operations from deploying our products or, in some cases, prevent the transfer of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively impact our ability to sell our products to existing customers or the ability of our current and potential distributors, network operators and service providers outside the United States.

We may not be able to enhance our products to keep pace with technological and market developments, or develop new products in a timely manner or at competitive prices.

The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our future success in keeping pace with technological developments, satisfying increasing network operator and service provider requirements and achieving product acceptance depends upon our ability to enhance our current products and to continue to develop and introduce new product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products in a timely manner, or at all, in response to changing market conditions, technologies or network operator and service provider expectations could have a material adverse effect on our operating results if end users fail to purchase our products. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products with evolving industry standards and protocols and competitive network management environments.

Development and delivery schedules for our products are difficult to predict. We may fail to introduce new versions of our products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and network operators and service providers may switch to competing products, any of which would result in a delay or loss of revenues and could harm our business. In addition, we cannot assure you that the technologies and related products that we develop will be brought to market by us as quickly as anticipated or that they will achieve broad acceptance among network operators and service providers.

We rely on the Ubiquiti Community to generate awareness of, and demand for, our products. If participation in the Ubiquiti Community decreases materially, or if negative information, justified or otherwise, spreads quickly through the community, we would need to incur substantial additional expenses to generate awareness of, and demand for, our products.

We believe a significant portion of our rapid growth to date has been driven by the diverse and actively engaged Ubiquiti Community and our business model is predicated on the assumption that the Ubiquiti Community will continue to be actively engaged. Given our lack of a direct sales force and limited marketing expenditures, the viral marketing model enabled by the Ubiquiti Community is central to the success of our business but is ultimately outside of our control. In light of the rapid spread of information within the Ubiquiti Community and the material influence such community has over product adoption by network operators and service providers, any negative information about us or our products, whether or not justified, could quickly and materially decrease demand for our products and be difficult for us to overcome. If the members of the Ubiquiti Community were to reject our products and solutions or adopt competitors’ products on a broad basis, our business, operating results and financial condition would be materially and adversely affected because we would need to incur substantial additional expenses to generate awareness of, and demand for, our products.

Our business and prospects depend on the strength of our brand. Failure to maintain and enhance our brand would harm our ability to expand our base of distributors and the number of network operators and service providers who purchase our products.

Maintaining and enhancing the Ubiquiti brand is critical to expanding our base of distributors and the number of network operators and service providers who purchase our products. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide products and solutions that address the price-performance characteristics sought by network operators and service providers in underserved and underpenetrated markets, which we may not do successfully. If we fail to promote and maintain our brand successfully, our ability to sustain and expand our business and enter new markets will suffer. Furthermore, if we fail to replicate the Ubiquiti Community in other markets that we seek to enter, the strength of our brand in and beyond those markets could be adversely affected. Our brand may be impaired by a number of other factors, including product malfunctions and exploitation of our trademarks by others without permission. Despite our efforts to protect our trademarks, we have been unsuccessful to date in obtaining a trademark registration from the United States Patent and Trademark Office for the name of our company, Ubiquiti Networks, and as a result, we only have common law trademark rights in the United States in our name. Any inability to effectively police our trademark rights against unauthorized uses by third parties could adversely impact the value of our trademarks and our brand recognition. If we fail to maintain and enhance the Ubiquiti brand, or if we need to incur unanticipated expenses to establish the brand in new markets, our operating results would be negatively affected from reduced sales and increased expenses related to strengthening our brand and our customers may be confused about which products are ours.

We rely on the Ubiquiti Community to provide network operators and service providers with support to install, operate and maintain our products. Any inaccurate information regarding our products that is spread by the Ubiquiti Community could lead to a poor user experience or dissatisfaction with our products.

As we offer limited technical support for our products, we rely on the Ubiquiti Community to provide assistance and, in many cases documentation, to network operators and service providers for the installation, operation and maintenance of our products. Because we do not generate or control the information provided through the Ubiquiti Community, inaccurate information regarding the installation, operation and maintenance of our products could be promulgated through forum postings by members of the Ubiquiti Community. Inaccurate information could lead to a poor customer experience or dissatisfaction with our products, which could negatively impact our reputation and disrupt our sales. Although we moderate and review forum postings to learn of reported problems and assess the accuracy of advice provided by the Ubiquiti Community, as our operations continue to grow, we may not have adequate time or resources to adequately monitor the quality of Ubiquiti Community information.

Our profitability may decline as we expand into new product areas.

We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment. We have limited experience in selling our products outside of our distribution model. As we expand into new product areas, such as enterprise WLAN or video surveillance equipment, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful or we are not able to achieve the revenues or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. We may also be required to add a direct sales force and customer support personnel to market and support new or existing products, which would require us to accept substantially lower product margins or increase our operating expenses. Adding a direct sales force or customer support personnel could reduce our operating income and may not be successful.

We rely on the Ubiquiti Community to provide our engineers with valuable feedback central to our research and development processes and if the members of the Ubiquiti Community were to stop providing feedback, our internal research and development costs could increase.

We rely on the Ubiquiti Community to provide rapid and substantive feedback on the functionality and effectiveness of our products. The insights, problems and suggestions raised by the Ubiquiti Community enable our engineers to quickly resolve issues with our existing products and improve functionality in subsequent product releases. For example, we developed AirSync in response to collocation interference issues that were described in forum postings by members of the Ubiquiti Community. If the members of the Ubiquiti Community were to become less engaged or otherwise stopped providing valuable, timely feedback, our internal research and development costs and our time to market would increase, which could cause us to incur additional expenses or make our products less attractive to network operators and service providers.

We rely on a limited number of contract manufacturers to produce, test and ship all of our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products.

We retain contract manufacturers, which are primarily located in China, to manufacture, control quality of and ship our products. We currently do not have long-term supply contracts with any of these contract manufacturers. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

•	qualify appropriate component suppliers;

•	manage capacity during periods of high demand;

•	safeguard consigned materials;

•	meet delivery schedules;

•	assure the quality of our products;

•	ensure adequate supplies of materials;

•	protect our intellectual property; and

•	deliver finished products at agreed upon prices.

The ability and willingness of our contract manufacturers to perform is largely outside our control. For example, during mid-2009, the technology market was rebounding from the sharp economic contraction that was experienced in 2008. Many suppliers and contract manufacturers were unprepared for the speed of the rebound. This led to significant component shortages and capacity constraints at contract manufacturers. During this time, our contract manufacturers claimed difficulty in procuring components and extended our order lead times significantly, which forced us to extend the lead time for our distributors.

From time to time, we may change contract manufacturers, which may disrupt our ability to obtain our products in a timely manner. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority in the event our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our revenues could become volatile and our cost of revenues may increase.

We and our contract manufacturers purchase some components, subassemblies and products from a limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.

We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. Shortages in components that we use in our products are possible, and our ability to predict the availability of such components is limited. In addition, we do not know what, if any, the impact will be of the earthquakes and tsunami in Japan on our and our contract manufacturer’s ability to obtain raw materials and components used in the manufacture of our products. If shortages occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. We and our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we and our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.

We are dependent on Atheros for chipsets for our products and do not have short-term alternatives if Atheros were to terminate its agreement with us, which could cause us to be unable to fulfill short-term demand and delay our ability to fulfill orders.

Substantially all of our products currently include chipsets from Atheros Communications Inc. (“Atheros”). Our license agreement with Atheros may be terminated for convenience at the end of the annual contract term which is September 1, 2012 upon 90 days prior written notice by either party. The termination of our license agreement with Atheros could have a material adverse effect on our business, operating results and financial condition. To the extent we are unable to secure an adequate supply of chipsets from Atheros, we would be required to redesign our products to incorporate components from alternative sources, a process which would cause significant delays and would adversely impact our revenues. In addition, Qualcomm Incorporated (“Qualcomm”), recently acquired Atheros. Although Atheros recently became a wholly owned subsidiary of Qualcomm, Atheros’ existence as a legal entity continues and our license agreement continues to be in effect. In accordance with the current terms of the agreement, Qualcomm, as Atheros’ parent entity, may choose to terminate the agreement without cause at the end of the annual contract term by giving us at least 90 days prior written notice before September 1, 2012. We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the Atheros chipsets. Furthermore, if we sought a suitable second source for Atheros chipsets in our products, there can be no assurances that we would be able to successfully second source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our product designs to accommodate these different chipsets.

Our reliance on third party components and technology means that we may not be able to introduce new products that include certain advanced features and functionality without obtaining technology licenses from third parties. For example, we currently rely upon a license from Atheros, whose chipsets are incorporated in substantially all of our products. This process is critical to our ability to manufacture our products. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our introduction of new products, may adversely affect demand for our products and consequently, materially adversely affect our business, operating results and financial condition.

We base our inventory builds on our forecasts of future sales. If these forecasts are materially inaccurate, we may overbuild inventory which we may be unable to sell in a timely manner or at all, or we may underbuild inventory, which may impair our customer relationships.

Our distributors typically provide us with purchase orders for delivery within 60 days. We provide our contract manufacturers forecasts of up to approximately five months of demand for long lead time components. To the extent our forecasts are materially inaccurate because we do not receive anticipated purchase order volume, we may under or over build inventory. We may over or under forecast the distributors’ actual demand for our products or the mix of products and the components associated with the building of our products. We have experienced volatility in orders with limited advanced notice, and we expect such volatility to occur in the future. If we are unable to meet any increases in demand, our business, operating results and financial condition would be materially adversely affected and our reputation with our customers may be damaged. Conversely, if we over forecast demand, we may build excess inventory which could materially adversely affect our business, operating results and financial condition.

We have limited experience and personnel to manage our supply chain and our contract manufacturers, which may cause us to experience lower product margins, impair product quality and result in our inability to fulfill demand for our products and solutions.

We rely on our contract manufacturers to produce, test and ship all of our products. We also rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. We have limited experience and personnel to manage our relationships with our contract manufacturers and our supply chain. Inaccurately forecasting our demand for key components, including the Atheros chipsets, could materially adversely affect our ability to build our products in a timely manner and our margins could decline. Any failure by us to effectively and proactively manage these relationships and activities could result in material adverse effects on our business, operating results and financial condition. If we were required or choose to transition some of our supply chain activities from our contract manufacturers to within our organization, we would be required to hire more experienced personnel and develop more supply chain policies and procedures. This transition could be lengthy and could cause significant delays in the production, testing and shipment of our products, any of which may result in material adverse effects, including an increase in our costs and our ability to ship our products and solutions. We cannot assure you that we would ever be able to effectively complete any such transition.

If our contract manufacturers do not respect our intellectual property and trade secrets and if they or others produce competitive products reducing our sales or causing customer confusion, our business, operating results and financial condition could be materially adversely affected.

Because our contract manufacturers operate in China, where prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States, certain of our contract manufacturers, their affiliates, their other customers or their suppliers may attempt to use our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Although we attempt to enter into agreements with our contract manufacturers to preclude them from using our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights in China. We have in the past found and expect in the future to find counterfeit goods in the market being sold as Ubiquiti products. Although we take steps to stop counterfeits, we may not be successful and network operators and service providers who purchase these counterfeit goods may have a bad experience and our brand may be harmed. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our products at competitive prices and to be the sole provider of our products may be adversely affected and our business, operating results and financial condition could be materially and adversely affected.

If we lose the services of our founder and chief executive officer, Robert J. Pera, other key members of our management team or key research and development employees, we would be required to replace these individuals and may incur additional expense to recruit and employ these persons.

Our success and future growth depend on the skills, working relationships and continued services of our management team and in particular, our founder and chief executive officer, Robert J. Pera. Our future performance will also depend on our ability to continue to retain our other senior management. We do not maintain key person insurance for any of our personnel, except for a small policy with respect to Mr. Pera.

Our business model relies in part on leanly staffed, independent and efficient research and development teams. Our research and development personnel tend to be key contributors for a given platform and there is little overlap in knowledge and responsibilities. In the event that we are unable to retain the services of these key contributors, we may be unable to bring our products to market in a timely manner, if at all, due to disruption in our development activities.

Our future success will also depend on our ability to attract, retain and motivate skilled personnel in the United States and internationally. All of our employees work for us on an at will basis. Competition for personnel is intense in the networking equipment industry, and particularly, for persons with specialized experience in areas such as antenna design and RF equipment. As a result, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

Our operating expenses will increase as we make further expenditures to enhance and expand our operations in order to support additional growth in our business and public company reporting and compliance obligations.

Historically, we limited our investment in infrastructure but in the future, we expect our infrastructure investments to increase substantially to support our anticipated growth and as a result of our becoming a public company. We are making significant investments in information systems, hiring more administrative personnel, using more professional services and expanding our operations outside the United States. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to build a direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect our increased investments to adversely affect operating income. We also expect to incur additional operating costs as a public reporting company. As a result of these factors, we expect our operating expenses to increase.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively and develop and implement appropriate control systems, our business and financial performance may suffer.

We have substantially expanded our overall business, number of distributors, headcount and operations in recent periods. We increased our number of full time equivalent employees from 22 as of June 30, 2008 to 102 as of September 30, 2011. During this same period, we made investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in Lithuania and Taiwan. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our decision to operate with minimal infrastructure and low support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. As a result of our focus on managing our rapid growth, we have not allocated sufficient resources to complying with applicable regulatory and other requirements, such as spectrum operating regulations, export and embargoed countries regulations and the Foreign Corrupt Practices Act, and our development of infrastructure designed to identify and monitor our compliance with these regulatory and other compliance obligations is at an early stage. For example, we recently hired our first employee charged with complying with spectrum use requirements and we also recently hired a chief counsel. Although we have put certain policies and procedures in place following the hiring of our chief financial officer in May 2010, certain of these policies have recently been adopted and our procedures have recently changed and we have limited staff responsible for their implementation and enforcement. For example, we have recently put in place procedures to verify foreign buyers against U.S. disqualified persons lists and to identify the need for export licenses based on proposed bills of material for new products. Furthermore, our employees who have the most contact with our distributors or who are involved with order entry have recently attended training regarding export controls sponsored by the BIS. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our business and operating results will suffer.

We do not expect our historical growth rates to continue into the future.

From fiscal 2006 to fiscal 2011, we experienced a CAGR of our revenues of over 150%. We do not expect to sustain this growth rate in the future. Our growth rate to date has reflected our acquisition of market share in a new market that was rapidly expanding, our introduction of products complementary to our initial offerings and our product pricing strategy designed to accelerate overall market penetration. Given our leadership role in, and the increasing maturity of, the global wireless broadband market, we expect that our revenue growth will slow in the future as it tracks more closely, and is constrained by, the growth rates of the overall market. Although we intend to employ a strategy consistent with our approach to wireless broadband networking as we seek to enter adjacent markets, such as enterprise WLAN, video surveillance, and SCADA, we cannot assure you that we will be successful in penetrating these markets in a manner that achieves rapid revenue growth, or at all. If we are unable to maintain adequate revenue growth, we may not have sufficient resources to execute our business objectives and our share price may decline.

A large percentage of our research and development operations are conducted in Illinois, Lithuania and Taiwan and our ability to introduce new products and support our existing products cost effectively depends on our ability to manage these disparate development sites successfully.

Our success depends on our ability to enhance current products and develop new products rapidly and cost effectively. We currently have a number of our research and development personnel in Illinois, Lithuania and Taiwan. We must successfully allocate product development activities across the various development centers and manage them in such a manner as to meet our time to market windows while maintaining product consistency and quality. We could incur unexpected costs or delays in product development at these remote facilities that could impair our ability to meet market windows or cause us to forego certain new product opportunities.

We rely on third parties for financial and operational services essential to our ability to manage our business. A failure or disruption in these services would materially and adversely affect our ability to manage our business effectively.

We currently use NetSuite to conduct our order management and financial processes. The availability of this service is essential to the management of our business. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services. We may not be able to control the quality of the systems and services we receive from third party service providers, which could impair our ability to implement appropriate internal controls over financial reporting and may impact our business, operating results and financial condition.

Failure to comply with the United States Foreign Corrupt Practices Act (“FCPA”), and similar laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.

As a substantial majority of our revenues is and will be from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments or offers of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, which represent our principal markets, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, we have a limited number of employees engaged in sales so we have not conducted formal FCPA compliance training. We have not engaged in training of our distributors and resellers and are in the process of amending our distributor agreements to provide clear requirements for our distributors’ and resellers’ compliance with U.S. laws, including the FCPA, therefore there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies, for which we may be ultimately held responsible. We have not historically entered into written agreements with our distributors and resellers and to the extent we did, those agreements did not clearly state our expectations for our distributors and resellers compliance with U.S. law. As a result of our focus on managing our rapid growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of FCPA and related policies could result in severe criminal or civil sanctions and suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

Our products rely on the availability of unlicensed RF spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.

Our products operate in unlicensed RF spectrum, which is used by a wide range of consumer devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, the resultant higher levels of clutter and interference in the bands of operation our products use could decrease the effectiveness of our products, which could adversely affect our ability to sell our products and our business could be further harmed if currently unlicensed RF spectrum becomes licensed in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation.

The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs, which could reduce the market acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.

Our products may contain defects and bugs when they are first introduced or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contains material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and network operators or service providers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing network operators or service providers and attract new network operators or service providers. In addition, these defects or bugs could interrupt or delay sales to our distributors. If any of these problems is not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our network operators, service providers or others. As a result, our operating costs could be adversely affected.

We may become subject to warranty claims, product liability and product recalls.

From time to time, we may become subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected network operator or service provider. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources and we may incur significant replacement costs, contract damage claims from our network operators or service providers and harm to our reputation. Costs or payments made in connection with warranty and product liability claims and product recalls could cause our operating results to decline and harm our brand.

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us or our suppliers may cause us to incur substantial expenses to defend ourselves and could impair our ability to sell our products if an adverse outcome were to occur.

Our commercial success depends in part upon us and our component suppliers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures. We operate in an industry with extensive intellectual property litigation and it is not uncommon for suppliers of certain components of our products, such as chipsets, to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our key component suppliers are often targets of such assertions. In addition, the network operators and service providers, whom we agree in certain circumstances to indemnify for intellectual property infringement claims related to our products, may be targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.

We have received, and may in the future receive, claims from third parties asserting intellectual property infringement and other related claims. Future litigation may be necessary to defend ourselves and demand indemnification from our suppliers, if appropriate, by determining the scope, enforceability and validity of third party proprietary rights or to establish our own proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target our component suppliers, us or our network operators and service providers. These companies typically have little or no product revenues and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us or our network operators and service providers. For example, we have received correspondence from two patent holding companies who assert that we infringe certain patents related to wireless communication technologies. We have reviewed the patents which were specifically referenced in the correspondence and believe that these patents are either invalid or not infringed by us. However, we cannot assure you that a court adjudicating a claim that we infringe these patents would rule in our favor should these patent holding companies file suit against us. We believe that in the event of a claim we may be entitled to seek indemnification from our suppliers. However, we cannot provide any assurances that if we seek such indemnification, we will receive it. Regardless of whether claims that we are infringing patents, trademarks or other intellectual property rights have any merit, these claims can be time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future network operators and service providers or suppliers;

•	cause delays or stoppages in the shipment of our products, or cause us to modify or redesign our products;

•	cause us to incur significant expenses in defending claims brought against us, for which we may not be able to obtain indemnification, if applicable, from our suppliers;

•	divert management’s attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us to cease certain activities.

Moreover, even if some of our contract manufacturers are obligated to indemnify us, these contract manufacturers may contest their obligations to indemnify us, or their available assets or indemnity obligation may not be sufficient to cover our losses.

In addition to liability for monetary damages against us or, in certain circumstances, our network operators and service providers, we may be prohibited from developing, commercializing or continuing to provide certain of our products unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain such licenses, our business, operating results and financial condition could be materially adversely affected and we could, for example, be required to cease offering our products or be required to materially alter our products, which could involve substantial costs and time to develop.

For information regarding our trademarks, see the risk factor above titled “Our business and prospects depend on the strength of our brand. Failure to maintain and enhance our brand would harm our ability to expand our base of distributors and the number of network operators and service providers who purchase our products.”

Our distributors, network operators and service providers may expect us to indemnify them for intellectual property infringement claims, damages caused by defective products and other losses.

Our distributors, network operators and service providers may expect us to indemnify them for losses suffered or incurred in connection with our products, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software, although our agreements with them may not, in all cases, require us to provide this indemnification. In order to satisfy these parties’ demands for indemnification and the maximum potential amount of future payments we could be required to make may be substantial or unlimited and could materially harm our business, operating results and financial condition.

We may in the future agree to defend and indemnify our distributors, network operators and service providers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of these indemnity demands, which may lead to disputes with a distributor, network operator or service provider and may negatively impact our relationships with the party demanding indemnification or result in litigation against us. Our distributors, network operators and service providers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, substantial payments are required, our relationships with our distributors, network operators and service providers are negatively impacted or if any of our material agreements is terminated, our business, operating results and financial condition could be materially adversely affected.

If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired, which could reduce our revenues and increase our costs.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. The prospective rights sought in our pending patent applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Any failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or future applications.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property has occurred in the past and may occur in the future without our knowledge. The steps we have taken may not prevent unauthorized use of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Our competitors may also independently develop similar technology. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations, and could impair our ability to compete. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products. We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming and may divert the efforts of our technical staff and managerial personnel, which could result in lower revenues and higher expenses, whether or not such litigation results in a determination favorable to us.

Enforcement of our intellectual property rights abroad, particularly in China, is limited and it is often difficult to protect and enforce such rights.

Patent protection outside the United States is generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if patents are granted outside the United States, effective enforcement in those countries may not be available. Many companies have encountered substantial intellectual property infringement in countries where we sell, or intend to sell, products or have our products manufactured.

In particular, the legal regime relating to intellectual property rights in China is limited and it is often difficult to protect and enforce such rights. The regulatory scheme for enforcing China’s intellectual property laws may not be as developed as regulatory schemes in other countries. Any advancement of an intellectual property enforcement claim through China’s regulatory scheme may require an extensive amount of time, allowing intellectual property infringers to continue largely unimpeded, to our commercial detriment in the Chinese and other export markets. In addition, rules of evidence may be unclear, inconsistent or difficult to comply with, making it difficult to prove infringement of our intellectual property rights. As a result, enforcement cases involving technology, such as copyright infringement of software code, or unauthorized manufacture or sale of products containing patented inventions, may be difficult or not possible to sustain.

These factors may make it increasingly complicated for us to enforce our intellectual property rights against parties misappropriating or copying our technology or products without our authorization, allowing competing enterprises to harm our business in the Chinese or other export markets by affecting the pricing for our products, reducing our own sales and diluting our brand or product quality reputation.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technology and trade secrets. In order to protect our proprietary technology and trade secrets, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of our trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of our trade secrets. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to determine and enforce the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Although we primarily rely on confidentiality agreements to protect our trade secrets, we have failed to obtain such agreements from certain of our former employees due to administrative oversights, including those who participated in the development of certain of our products. Our employment policies require these former employees to continue to protect our trade secrets and to assign to us any intellectual property related to their activities on our behalf. However, we may have difficulty enforcing these rights, which could reduce our competitive differentiation and result in lost sales and customer confusion.

We use open source software in our products that may subject our firmware to general release or require us to re-engineer our products and the firmware contained therein, which may cause harm to our business.

We use open source software in our products, including in connection with our proprietary software, and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary firmware or other software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release our proprietary source code publicly or license such source code on unfavorable terms or at no cost. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Open source license terms relating to the disclosure of source code in modifications or derivative works to the open source software are often ambiguous and few if any courts in jurisdictions applicable to us have interpreted such terms. As a result, many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. We currently disclose or plan to disclose the source code for certain of our proprietary software in an effort to comply with the terms of the licenses applicable to the open source software that we use, and we believe that such disclosure represents the entirety of our source code disclosure obligations under these licenses. However, if we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our firmware or other software, discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely increase our expenses and delay our ability to release our products for sale.

Our business is susceptible to risks associated with operations outside of the United States.

As of September 30, 2011, we had international operations in Hong Kong, Lithuania, Taiwan and India. We also sell to distributors outside the United States and for the three months ended September 30, 2011 and 2010, our revenues from sales outside the United States were 69% and 71%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

•	the burdens of complying with a wide variety of U.S. laws applicable to export controls, foreign operations, foreign laws and different legal standards;

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on distributors in various countries with different pricing policies, inventory management and forecasting practices;

•	reduced or varied protection for intellectual property rights in some countries;

•	demand for reliable wireless broadband networks in those countries;

•	requirements that we comply with local telecommunication regulations in those countries;

•	increased financial accounting and reporting burdens and complexity;

•	political, social and economic instability in some jurisdictions; and

•	terrorist attacks and security concerns in general.

If any of these risks were to come to fruition, it could negatively affect our business outside the United States and, consequently, our operating results. Additionally, operating in markets outside the United States requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenues or profitability.

Our contract manufacturers, shipping points and certain administrative and research and development operations are located in areas likely to be subject to natural disasters or other events that could stop us from having our products made or shipped or could result in a substantial delay in our production or development activities.

Our manufacturing capacity may be reduced or eliminated at one or more facilities because our manufacturing, assembly, testing and shipping contractors are all located in southern China, the majority of our products are shipped from Hong Kong and we have research and development offices in Taiwan and California. Our principal executive offices are also located in California. The risk of earthquakes, typhoons and other natural disasters in these geographic areas is significant due to the proximity of major earthquake fault lines. Southern China, Hong Kong and Taiwan are also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding or other natural disasters in California, southern China, Hong Kong or Taiwan, or political unrest, war, labor strikes, work stoppages or public health crises, in countries where our or our contractors’ facilities are located could result in the disruption of our development, manufacturing, assembly, testing or shipping capacity. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing, assembly or testing from the affected contractor to another third party vendor or our research and development activities to another location. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

New safety regulations or changes in existing safety regulations related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results, financial condition and future sales, and could place additional burdens on the operations of our business.

Radio emissions are subject to regulation in the United States and the other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the EU have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and we may be unable to ship our products or they may cost substantially more to produce, which would reduce our revenues and increase our cost of revenues.

We may be subject to certain tax liabilities if we fail to classify our employees and consultants correctly.

We may incorrectly classify certain employees and consultants in the United States and elsewhere. If we fail to classify consultants as employees or to classify all services that a specified individual may have provided as being done in the course of that individual’s employment, we may incur tax liabilities for taxes we under withhold and under pay and/or for social insurance contributions. In addition, the consultants and employees affected by the misclassification could seek indemnification from us for any taxes or social insurance contributions they may owe as a result of the misclassification.

Unfavorable tax law changes, an unfavorable government review of our tax returns, changes in our geographic earnings mix, or imposition of withholding taxes on repatriated earnings could adversely affect our effective tax rate and our operating results.

We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flow. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of September 30, 2011, we held $43.2 million of our $52.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we want to repatriate those amounts.

Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

Government regulations designed to protect consumer privacy may make it difficult for us to sell our products.

Our products may transmit and store personal information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information that is collected, stored and transmitted in or from the governing jurisdiction. In addition, because various foreign jurisdictions have different laws and regulations concerning the storage and transmission of personal information, we may face unknown requirements that pose compliance challenges in new geographic markets that we seek to enter. Such variation could subject us to costs, delayed product launches, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of personal information. These and other privacy concerns could adversely impact our business, results of operations and financial condition. In addition, our attempts to protect the privacy of customer data may fail if our encryption is inadequate or fails to operate as expected.

We cannot predict our future capital needs and we may not be able to obtain additional financing to fund our operations.

We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, we will incur interest expense and may have to comply with covenants and secure that debt obligation with our assets. If additional financing is not available when required or on acceptable terms, we may have to scale back our operations or limit our production activities. As a result, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

Our existing credit facilities preclude us from entering into additional credit agreements, other than in limited circumstances, and, as a result, we may be required to issue equity securities rather than obtain additional debt financing.

If we are unable to integrate future acquisitions successfully, our operating results and prospects could be harmed.

We have not made any acquisitions to date. In the future, we may make acquisitions to improve or expand our product offerings. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Mergers and acquisitions are inherently risky and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we may pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire, particularly in light of our lean organizational structure;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the brand equity of the businesses we acquire;

•	our inability to retain key personnel of the acquired company, particularly in light of the demands we place on individual contributors;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenues to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies, particularly in light of our lean organizational structure.

We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. Completing acquisitions could consume significant amounts of cash. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with covenants and secure that debt obligation with our assets.

If we experience material weaknesses in the future, as we have in the past, or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis.

We are in the early stages of further enhancing our process of compiling the computer system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We have in the past identified material weaknesses in our internal control over financial reporting, and although we have remediated the material weaknesses identified we cannot assure you that there will not be material weaknesses in our internal controls in the future. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

In connection with our fiscal 2009 audit, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to our ability to account for income taxes in accordance with GAAP. Subsequently, during fiscal 2010, we identified two other material weaknesses in our internal control over financial reporting. The first related to our ability to account for inventory and prepaid advances made to our contract manufacturers in accordance with GAAP. The second related to our ability to account for taxes and other amounts due on payments to our employees in foreign jurisdictions.

We have taken steps to address the material weaknesses as disclosed in the preceding paragraph, including hiring a chief financial officer, a corporate controller and other accounting personnel, forming an audit committee and implementing additional financial accounting controls and procedures. As a result of these actions, we believe that these material weaknesses have been remediated. However, we have not completed the necessary documentation and testing procedures under Section 404 of the Sarbanes-Oxley Act and cannot assure you that we will be able to implement and maintain an effective internal control over financial reporting in the future. Any failure to maintain such controls could severely inhibit our ability to accurately report our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the current fiscal year to date we sold the following unregistered securities:

(1)	From September 1, 2011 through October 19, 2011, we sold and issued to our employees and consultants or former service providers an aggregate of 2,192,095 shares of common stock pursuant to option exercises under the 2005 Equity Incentive Plan with prices ranging from $0.01 to $0.04 per share for an aggregate purchase price of $43,425. From September 1, 2011 through October 19, 2011, we issued 153,875 shares of common stock to our employees and consultants or former service providers pursuant to option exercises under the 2010 Equity Incentive Plan with prices ranging from $1.92 to $2.90 per share for an aggregate purchase price of $311,704.

(2)	From September 1, 2011 through October 19, 2011, we granted options under our 2010 Equity Incentive Plan to purchase 28,000 shares of common stock to our employees, having exercise prices of $15.00 per share for an aggregate purchase price of $420,000.

On October 19, 2011, we completed an initial public offering whereby we sold 2,395,328 shares and selling stockholders sold 4,642,902 shares of our common stock. We received net proceeds of $30.5 million after deducting the underwriting fees and commissions and estimated offering expenses payable by us. Upon the closing of the initial public offering, all outstanding shares of our Series A convertible preferred stock converted into 23,992,929 shares of common stock. We used the proceeds from the initial public offering and our existing cash balances to pay down the $34.0 million of outstanding convertible subordinated promissory notes issued in connection with the repurchase of 12,041,700 shares of our Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011.

Item 6. Exhibits

Exhibit Number

10.15	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated: November 14, 2011	By:	/s/ Robert J. Pera
Robert J. Pera
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.15	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.