Form 10-Q
period 2011-12-31
Ubiquiti Networks, Inc.
filed 2012-02-01
CIK 1511737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of January 27, 2012, 91,850,697 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

UBIQUITI NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$64,844	$76,361
Accounts receivable, net of allowance for doubtful accounts of $1,160 and $596, respectively	61,417	39,811
Inventories	8,980	5,663
Deferred cost of revenues	921	881
Prepaid expenses and other current assets	5,359	5,386

Total current assets	141,521	128,102
Property and equipment, net	1,905	1,022
Long-term deferred tax asset	324	324
Other long–term assets	410	2,230

Total assets	$144,160	$131,678

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,455	$14,758
Customer deposits	2,011	1,675
Deferred revenues	2,382	1,734
Income taxes payable	230	4,428
Debt - short-term	6,964	—
Other current liabilities	14,027	15,206

Total current liabilities	41,069	37,801
Income and deferred tax liabilities	1,870	1,870
Debt - long - term	26,108	—
Other long–term liabilities	32	32

Total liabilities	69,079	39,703

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock—$0.001 par value; 36,034,630 shares authorized:
Zero and 36,034,630 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively; maximum liquidation preference of $0 and $145,847 as of December 31, 2011 and June 30, 2011, respectively	—	145,847

Stockholders’ equity (deficit):
Common stock—$0.001 par value; 150,000,000 shares authorized:
91,850,697, and 62,685,955 outstanding at December 31, 2011 and June 30, 2011, respectively	92	63
Additional paid–in capital	129,516	545
Treasury stock—39,079,910 shares held in treasury at December 31, 2011 and June 30, 2011	(69,515)	(69,515)
Retained earnings	14,988	15,035

Total stockholders’ equity (deficit)	75,081	(53,872)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$144,160	$131,678

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	$87,817	$45,087	$166,984	$79,169
Cost of revenues(1)	50,527	27,045	96,681	47,498

Gross profit	37,290	18,042	70,303	31,671

Operating expenses:
Research and development(1)	3,683	2,604	7,052	5,100
Sales, general and administrative(1)	2,431	1,758	4,575	3,423

Total operating expenses	6,114	4,362	11,627	8,523

Income from operations	31,176	13,680	58,676	23,148
Interest income (expense) and other, net	(312)	34	(946)	41

Income before provision for income taxes	30,864	13,714	57,530	23,189
Provision for income taxes	6,173	2,736	11,546	4,630

Net income	24,691	10,978	46,184	18,559
Preferred stock cumulative dividend and accretion of cost of preferred stock	(9,704)	(4,617)	(112,431)	(6,396)
Less allocation of net income to participating preferred stockholders	(559)	(2,324)	—	(4,401)

Net income (loss) attributable to common stockholders—basic	$14,428	$4,037	$(66,247)	$7,762
Undistributed earnings re-allocated to common stockholders	15	85	—	156

Net income (loss) attributable to common stockholders—diluted	$14,443	$4,122	$(66,247)	$7,918

Net income (loss) per share of common stock:
Basic	$0.16	$0.06	$(0.88)	$0.12

Diluted	$0.16	$0.06	$(0.88)	$0.12

Weighted average shares used in computing net income (loss) per share of common stock:
Basic	87,487	62,610	75,102	63,548

Diluted	90,056	66,349	75,102	67,196

(1) Includes stock-based compensation as follows
Cost of revenues	$27	$6	$33	$12
Research and development	116	68	232	106
Sales, general and administrative	208	162	437	301

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		APIC Amount	Treasury Stock		Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at June 30, 2011	36,034,630	$145,847	62,685,955	$63	$545	(39,079,910)	$(69,515)	$15,035	$(53,872)
Net income	—	—	—	—	—	—	—	46,184	46,184
Accretion of costs of Series A convertible preferred stock	—	111,535	—	—	(65,632)	—	—	(45,903)	(111,535)
Repurchase of Series A convertible preferred stock	(12,041,701)	(108,000)	—	—	—	—	—	—	—
Dividend on Series A convertible preferred stock	—	896	—	—	(568)	—	—	(328)	(896)
Conversion of preferred stock into common stock in conjunction with initial public offering	(23,992,929)	(150,278)	23,992,929	24	150,254	—	—	—	150,278
Issuance of common stock pursuant to initial public offering, net of offering expenses	—	—	2,395,328	2	30,450	—	—	—	30,452
Stock options exercised	—	—	2,773,360	3	508	—	—	—	511
Restricted stock units issued	—	—	3,125	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	702	—	—	—	702
Tax impact of employee stock transactions	—	—	—	—	13,257	—	—	—	13,257

Balances at December 31, 2011	—	$—	91,850,697	$92	$129,516	(39,079,910)	$(69,515)	$14,988	$75,081

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$46,184	$18,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	81
Provision for inventory obsolescence	505	133
Excess tax benefit from employee stock-based awards	(11,421)	—
Stock-based compensation	702	419
Provision for doubtful accounts	564	(204)
Changes in operating assets and liabilities:
Accounts receivable	(22,170)	4,631
Inventories	(3,822)	880
Deferred cost of revenues	(40)	2,091
Prepaid expenses and other assets	998	2,491
Accounts payable	697	7,656
Taxes payable	9,059	721
Deferred revenues	648	(2,316)
Accrued liabilities and other	(2,161)	2,885

Net cash provided by operating activities	19,970	38,027

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,110)	(109)

Net cash used in investing activities	(1,110)	(109)

Cash Flows from Financing Activities:
Proceeds from term loan, net of issuance costs	34,822	—
Payments on term loan balance	(1,750)	—
Repurchase of Series A convertible preferred stock	(108,000)	—
Issuance of convertible subordinated promissory notes	68,000	—
Payment of convertible subordinated promissory notes	(68,000)	—
Proceeds from shares issued in initial public offering, net of offering costs	32,619	—
Proceeds from exercise of stock options	511	—
Other repurchases of common stock and outstanding awards	—	(7,250)
Excess tax benefit from employee stock-based awards	11,421	—
Payment of deferred offering costs	—	(231)

Net cash used in financing activities	(30,377)	(7,481)

Net increase (decrease) in cash and cash equivalents	(11,517)	30,437
Cash and cash equivalents at beginning of period	76,361	28,415

Cash and cash equivalents at end of period	$64,844	$58,852

Non-Cash Investing and Financing Activities:
Conversion of preferred stock into common stock in conjunction with initial public offering	$150,278	$—

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business—Ubiquiti Networks, Inc. was incorporated in the State of California in 2003 as Pera Networks, Inc. and commenced its current operations in 2005 and changed its name to Ubiquiti Networks, Inc. at that time. In June 2010, the Company changed its state of incorporation to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. At the same time the Company completed a four-for-one forward stock split of its outstanding common stock, and a proportional adjustment to the existing conversion ratio for preferred stock Series A. On October 3, 2011, the Company completed a 2.5-for-one forward stock split to its common and preferred stock for all stockholders of record as of October 3, 2011. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect these forward stock splits and adjustment of the preferred stock conversion ratio.

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

Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2011 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company reclassified certain amounts reported in the previous period to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2011 included in its Prospectus filed pursuant to Rule 424(b)(4), as filed on October 14, 2011 with the SEC. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for any future periods.

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

Segments

Management has determined that it operates as one reportable and operating segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker. See Note 13.

Recognition of Revenues

Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied post contract customer support (“PCS”). The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where the Company lacks evidence that collectability of the resulting receivable is reasonably assured, it defers recognition of revenue until the receipt of cash. At December 31, 2011 and June 30, 2011, $2.4 million and $1.7 million, respectively, of revenues were deferred.

For substantially all of the Company’s sales, evidence of the arrangement consists of an order from a distributor or customer. The Company considers delivery to have occurred once its products have been shipped and title and risk of loss have been transferred. For most of the Company’s sales, these criteria are met at the time the products are transferred to the distributor. The Company’s arrangements with distributors do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

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

The Company uses a hierarchy to determine the allocation of revenues to the deliverables. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”).

(i)	VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the company for that deliverable. Generally the Company does not sell the deliverables separately and, as such, does not have VSOE.

(ii)	TPE can be substantiated by determining the price that other parties sell similar or substantially similar offerings. The Company does not believe that there is accessible TPE evidence for similar deliverables.

(iii)	BESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company believes that BESP is the most appropriate methodology for determining the allocation of revenue among the multiple elements.

The Company has allocated revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices, which currently is two years. At December 31, 2011 and June 30, 2011, $689,000 and $497,000 of revenue was deferred in this way. All cost of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.

The Company’s process for determining BESP for deliverables involves multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. For PCS, the Company believes its network operators and service providers would be reluctant to pay for such services separately. This view is primarily based on the fact that unspecified upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to network operators and service providers which upgrades or features will be delivered. The Company believes that the relatively low prices of its products and its network operators’ and service providers’ price sensitivity would add to their reluctance to pay for PCS. Therefore, the Company has concluded that if it were to sell PCS on a standalone basis, the selling price would be relatively low.

Key factors considered by the Company in developing the BESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. At December 31, 2011 and June 30, 2011, the Company had cash and cash equivalents of $64.8 million and $76.4 million, respectively. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of U.S. dollar denominated money market funds and cash deposited in demand accounts.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company primarily places its temporary cash investments with high credit quality financial institutions which invest predominantly in U.S. money market funds. Deposits of cash outside the United States totaled $52.8 million and $29.6 million at December 31, 2011 and June 30, 2011, respectively. The Company would incur significant tax liabilities if it were to repatriate its non-U.S. deposits.

The Company derives its accounts receivable from revenues earned from customers located worldwide. The Company bases credit decisions primarily upon a customer’s past credit history. The Company’s standard credit terms are net 30 to 60 days.

The Company subcontracts with other companies to manufacture most of its products. The Company relies on the ability of these contract manufacturers to produce the products sold to its distributors and original equipment manufacturers (“OEMs”). A significant portion of the Company’s products are manufactured by a single contract manufacturer at one location. If the Company’s contract manufacturer were to lose production capabilities at this facility, the Company would experience delays in delivering products to its distributors and OEMs. The Company does not maintain long-term agreements with its contract manufacturers, which could lead to an inability of the Company to obtain its products in a timely fashion at prices consistent with those previously charged.

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

Redeemable Convertible Preferred Stock

On October 19, 2011, the Company’s outstanding Series A preferred stock converted to common stock immediately prior to the closing of the Company’s initial public offering and no additional accretion was recorded. Prior to the conversion, upon the sixth anniversary of the issuance of Series A preferred stock, the holders of Series A preferred stock could require the Company to redeem such preferred stock out of legally available funds at the greater of (i) the Liquidation Value of $2.95 per share plus all accrued and unpaid dividends or (ii) the market price of the common stock issuable upon conversion of each share of Series A preferred stock into common stock, plus all accrued and unpaid dividends. Since the maximum redemption amount was contingent on the fair value of the equity security at the redemption date, the Company calculated the accretion based on the fair value as of the balance sheet date prorated over the contractual life. The Company recorded $9.6 million and $3.5 million of accretion in the three months ended December 31, 2011 and 2010, respectively. The Company recorded $111.5 million and $4.2 million of accretion in the six months ended December 31, 2011 and 2010, respectively. Due to the conversion immediately prior to the closing of the Company’s initial public offering, no additional accretion will be recorded in future periods.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. In estimating the allowance, management considers, among other factors, (i) the aging of the accounts receivable, including trends within the ratios involving the age of the accounts receivable, (ii) the Company’s historical write offs, (iii) the credit worthiness of each distributor based on payment history and (iv) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific distributor’s ability to meet its obligations to the Company, the Company records a specific allowance against amounts due from the distributor, and thereby reduces the net recognized receivable to the amounts it reasonably believes will be collected.

The allowance for doubtful accounts activity was as follows (in thousands):

	Six Months Ended December 31,
	2011	2010
Beginning balance	$596	$800
Charged to (released from) expenses	564	(200)
Bad debt write-offs	—	(4)

Ending Balance	$1,160	$596

Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, debt and other current liabilities approximate fair value due to their short maturities. See Note 3.

Long Lived Assets

The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the three or six month periods ended December 31, 2011 or 2010.

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

Depreciation expense was $106,000 and $48,000 for the three months ended December 31, 2011 and 2010, respectively. Depreciation expense was $227,000 and $81,000 for the six months ended December 31, 2011 and 2010, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives. In addition, the Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that tax liability is greater than its original estimate.

Stock-based Compensation

The Company records stock-based awards at fair value as of the grant date and recognizes expense ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. Restricted stock units (“RSUs”) are valued based on the fair value of the Company’s common stock on the date of grant. The Company adopted the above guidance using the modified prospective transition method. Under this transition method, the new fair value recognition provisions are applied to option grants on and after July 1, 2005. The Company expenses the fair value of all stock-based awards granted or modified after July 1, 2005 on a straight line basis.

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

For stock option awards granted to nonemployees and nonemployee directors, the fair value of the stock option awards is estimated using the Black-Scholes option pricing model. This model utilizes the estimated fair value of the Company’s underlying common stock at each measurement date, the contractual term of the option, the expected volatility of the price of the Company’s common stock, risk free interest rates and expected dividend yields of the Company’s common stock.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the initial public offering are capitalized. Deferred offering costs of $3.1 million were offset against initial public offering proceeds upon the closing of the offering in October 2011. There were $2.1 million of deferred offering costs capitalized as of June 30, 2011.

Research and Development Costs and Capitalized Software Development Costs

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and contractors engaged in research, design and development activities, as well as costs for prototypes, facilities and travel costs.

Software development costs, including costs incurred to purchase third party software, begin to be capitalized when the Company has determined that certain factors are present, including among others, that technology exists to achieve the performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized costs are amortized on a straight line basis over the estimated useful life of the software once it is available for use. To date, the Company has not capitalized research and development costs associated with software development as products and enhancements have reached technological feasibility and have been released to customers at substantially the same time.

Earnings Per Share

The Company applies the two-class method for calculating and presenting earnings per share (“EPS”). Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing the amount of net income available to common stockholders outstanding plus income allocable to participating securities, to the extent they are dilutive, by the weighted average number of shares of common stock and potential dilutive shares outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common shares include outstanding stock options, restricted stock units and preferred stock.

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

In June 2011, the FASB updated its guidance related to the presentation of comprehensive income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in the updated guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB further amended its guidance to defer charges related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The updated guidance, other than the portion related to the presentation of reclassification adjustments, will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The updated guidance must be applied retrospectively. The Company does not expect the adoption of the guidance on July 1, 2012 to have an impact on its consolidated financial statements.

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

Level 1—observable inputs which include quoted prices in active markets for identical assets or liabilities.

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

The Company’s financial assets at December 31, 2011 and June 30, 2011 included money market funds which were valued based on quoted prices in active markets for substantially similar assets and, therefore, were Level 1 instruments. The Company does not have any Level 2 instruments, or instruments valued based on other observable inputs.

As of December 31, 2011 and June 30, 2011, the fair value hierarchy for the Company’s financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	December 31, 2011				June 30, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Money market funds	$29,349	$29,349	$—	$—	$43,572	$43,572	$—	$—

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common stockholders—basic	$14,428	$4,037	$(66,247)	$7,762

Net income (loss) attributable to common stockholders—diluted	$14,443	$4,122	$(66,247)	$7,918

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	87,487	62,610	75,102	63,548
Add—dilutive potential common shares:
Stock options	2,309	3,567	—	3,495
Restricted stock units	260	172	—	153

Weighted-average shares used in computing diluted net income (loss) per share	90,056	66,349	75,102	67,196

Net income (loss) per share of common stock:
Basic	$0.16	$0.06	$(0.88)	$0.12

Diluted	$0.16	$0.06	$(0.88)	$0.12

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Stock options	34	250	3,458	—
Restricted stock units	11	—	496	—
Convertible preferred stock	—	36,035	—	36,035

	45	36,285	3,954	36,035

NOTE 5—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Cash	$35,495	$32,789
Money market funds	29,349	43,572

	$64,844	$76,361

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$6,572	$4,305
Finished goods	2,408	1,358

	$8,980	$5,663

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Vendor deposits	$4,588	$5,312
Other current assets	771	74

	$5,359	$5,386

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Testing equipment	$1,645	$1,086
Computer and other equipment	362	182
Furniture and fixtures	18	18
Leasehold improvements	463	112
Software	77	57

	2,565	1,455
Less: Accumulated depreciation and amortization	(660)	(433)

	$1,905	$1,022

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Deferred offering costs	$—	$2,141
Other long-term assets	410	89

	$410	$2,230

Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Accrued compensation and benefits	$2,279	$2,280
Accrued accounts payable	7,260	7,414
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	1,367	806
Other accruals	1,496	3,081

	$14,027	$15,206

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2011	2010
Beginning balance	$806	$697
Accruals for warranties issued during the period	1,229	277
Settlements made during the period	(668)	(309)

	$1,367	$665

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

On September 15, 2011, the Company entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The credit facilities available under the EWB Loan Agreement consist of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. The Company used $34.0 million of the term loan to repay a portion of the outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. The $5.0 million revolving line of credit may be drawn at any time prior to September 15, 2013. The amounts outstanding under both the term loan and the revolving line of credit facility may be voluntarily prepaid at any time without premium or penalty, subject to certain conditions. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. The Company is required to pay a commitment fee of 0.15% per annum on the undrawn portion of the revolving credit facility on a quarterly basis. The EWB Loan Agreement includes customary covenants, including financial reporting requirements and compliance with a debt service coverage ratio and a total leverage ratio, and customary events of default. The Company’s obligations under the EWB Loan Agreement are secured by a first priority security position on substantially all of the Company’s current and future assets, subject to certain exceptions (including a negative pledge on the Company’s intellectual property) and permitted liens. During the three months ended December 31, 2011, the Company made aggregate payments of $1.8 million against the loan balance. As of December 31, 2011, the Company has classified $7.0 million and $26.1 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the EWB Loan Agreement.

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

In July 2011, the Company entered into an agreement to lease additional office space for its research and development offices in Taiwan. The lease term is from July 14, 2011 through July 15, 2016. The premises consist of approximately 10,000 rentable square feet of space. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is $1.6 million.

In December 2011, the Company entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which will be used as the Company’s corporate headquarters. The lease term is from April 1, 2012, though June 30, 2017. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is $3.5 million.

Estimated rent expense to be recorded for the remainder of fiscal 2012 through fiscal 2016 and thereafter is as follows:

	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
Operating leases	$787	$1,214	$973	$948	$948	$650	$5,520

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

In May 2011, the Company filed a self-disclosure with the BIS and Security’s Office of Export Enforcement OEE and in June 2011, filed one with U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions the Company had taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, the Company’s products into Iran during the period from February 2010 through March 2011 and that the Company received various communications from them indicating that they were continuing to do so. Since January 2011, the Company has cooperated with OEE and, prior to its disclosure filing, the Company informally shared with the OEE the substance of its findings with respect to both distributors. From May 2011 to August 2011, the Company provided additional information regarding its review and its findings to OEE to facilitate its investigation and OEE advised the Company in August 2011 that it had completed its investigation of the Company. In August 2011, the Company received a warning letter from OEE stating that OEE had not referred the findings of the Company’s review for criminal or administrative prosecution and closed the investigation of the Company without penalty.

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

Based on the facts known to the Company to date, the Company recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through the Company’s internal review and this loss is deemed to be probable and reasonably estimable. However, the Company also believes that it is reasonably possible that the loss may be higher, but the Company cannot reasonably estimate the range of any further potential losses. Specific information has come to management’s attention based on which, management cannot estimate any further range of possible losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from the Company’s estimates, its business, financial condition, cash flows and results of operations would be materially negatively impacted.

NOTE 10—PREFERRED STOCK

Preferred Stock

In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. The $68.0 million was paid down primarily using proceeds from the term loan the Company executed with East West Bank on September 15, 2011 and funds raised upon the completion of the Company’s initial public offering on October 19, 2011.

NOTE 11—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) and 2005 Equity Incentive Plan (the “2005 Plan”) are described in its Prospectus filed pursuant to Rule 424(b)(4), as filed October 14, 2011 with the SEC. As of December 31, 2011, the Company had 1,695,825 authorized shares available for future issuance under all of its stock incentive plans.

Employee Stock-based Compensation

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of revenues	$27	$6	$33	$12
Research and development	116	68	242	106
Sales, general and administrative	208	162	437	301

	351	236	712	419

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2011:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)
Balance, June 30, 2011	6,171,707	$0.72
Granted	156,000	10.13
Exercised	(2,773,360)	0.19
Forfeitures and cancellations	(96,792)	4.34

Balance, December 31, 2011	3,457,555	$1.48	7.10	$57,929

Vested and expected to vest as of December 31, 2011	3,457,555	$1.48	7.10	$57,929

Vested and exercisable as of December 31, 2011	2,082,487	$0.34	6.29	$37,246

During the three and six months ended December 31, 2011, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $46.2 million and $46.6 million, respectively, as determined as of the date of option exercise. The Company had no option exercises during the three and six months ended December 31, 2010.

As of December 31, 2011, the Company had unrecognized compensation costs of $2.4 million related to stock options which the Company expects to recognize over a weighted-average period of 3.0 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	51%	65%	49%	65%
Risk-free interest rate	1.1%	4.5%	1.6%	4.5%
Expected dividend yield	—	—	—	—
Weighted average grant date fair value	$7.79	$1.76	$4.90	$1.76

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2011	488,385	$2.66
RSUs granted	11,000	19.99
RSUs vested	(3,125)	2.54

Non-vested RSUs, December 31, 2011	496,260	$3.05

The intrinsic value of RSUs vested in the three and six months ended December 31, 2011 was $25,000. No RSUs vested during the three or six months ended December 31, 2010. The total intrinsic value of all outstanding restricted stock units was $9.0 million as of December 31, 2011.

As of December 31, 2011, there was unrecognized compensation costs related to RSUs of $1.3 million which the Company expects to recognize over a weighted average period of 2.8 years.

NOTE 12—INCOME TAXES

As of December 31, 2011, the Company had $3.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $540,000 and $1.0 million for the three and six months ended December 31, 2011, respectively. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

The Company recorded a tax provision of $6.2 million and $11.5 million for the three and six months ended December 31, 2011, respectively. The Company’s estimated 2011 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and the benefit of the federal research and development income tax credit.

Ubiquiti files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2007 and onwards could be subject to examinations by tax authorities.

NOTE 13—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

Revenues by product type were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
AirMax	$52,939	60%	$25,637	57%	$102,774	62%	$42,717	54%
Other systems	22,480	26%	11,495	25%	37,979	23%	22,981	29%

Systems	75,419	86%	37,132	82%	140,753	85%	65,698	83%
Embedded radio	2,567	3%	3,452	8%	5,792	3%	6,495	8%
Antennas/other	9,831	11%	4,503	10%	20,439	12%	6,976	9%

Total revenues	$87,817	100%	$45,087	100%	$166,984	100%	$79,169	100%

The Company generally forwards products directly from its manufacturers to its distributors in Hong Kong, who in turn ship to other locations throughout the world. The Company has determined the geographical distribution of product revenues based on ship-to destinations.

Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
North America(1)	$21,440	24%	$13,887	31%	$46,381	28%	$24,081	30%
South America	24,250	28%	9,012	20%	44,085	26%	18,835	24%
Europe, the Middle East and Africa	30,356	35%	19,093	42%	55,139	33%	29,296	37%
Asia Pacific	11,771	13%	3,095	7%	21,379	13%	6,957	9%

Total revenues	$87,817	100%	$45,087	100%	$166,984	100%	$79,169	100%

(1)	Revenue for the United States was $20.7 million and $13.6 million for the three months ended December 31, 2011 and 2010, respectively. Revenue for the United States was $45.1 million and $23.4 million for the six months ended December 31, 2011 and 2010, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31, 2011	June 30, 2011
	2011	2010	2011	2010
Distributor A	21%	17%	19%	18%	27%	21%
Distributor B	*	12%	12%	13%	16%	25%
Distributor C	*	*	*	*	11%	*

*	denotes less than 10%

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

We offer a broad and expanding portfolio of networking products and solutions and we recently introduced products in the enterprise wireless local area networks (“WLAN”) and Internet Protocol (“IP”) video surveillance markets. Our solutions include systems, high performance radios, antennas and management tools that have been designed to deliver carrier class performance for networking and other applications in the unlicensed radio frequency (“RF”) spectrum. We began shipping embedded radios in fiscal 2006. In fiscal 2008 we introduced a line of products based on 802.11 standard protocols and in early fiscal 2010, we introduced a number of new products based on our proprietary AirTechnologies, including our high-performance AirMax platform, which have been rapidly adopted by network operators and high-performance proprietary AirMax service providers. In the three and six months ended December 31, 2011, our systems revenue, which primarily consists of our AirMax platform, and to a lesser extent 802.11 standard based systems, accounted for 86% and 85% of our revenues, respectively. Although our AirMax platform has supplanted the demand for some of our 802.11 standard products, we have not experienced a decline in gross margin as we transition from 802.11 standard products to our AirMax platform as they have similar margin profiles. In the future, we expect sales of our AirMax platform products based on our other AirTechnologies to continue to represent a growing portion of our revenues and the portion of our revenues derived from our 802.11 standard products to decline as a percentage of total revenues. Our embedded radios bear higher margins than our systems, but we believe that systems present a larger market opportunity.

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

Our revenues increased 95% to $87.8 million in the three months ended December 31, 2011 from $45.1 million in the three months ended December 31, 2010. Our revenues increased 111% to $167.0 million in the six months ended December 31, 2011 from $79.2 million in the six months ended December 31, 2010. We had net income of $24.7 million and $11.0 million in the three months ended December 31, 2011 and 2010, respectively. We had net income of $46.2 million and $18.6 million in the six months ended December 31, 2011 and 2010, respectively.

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

On October 19, 2011, we completed our initial public offering whereby we sold 2,395,328 shares and selling stockholders sold 4,642,902 shares of our common stock. We received net proceeds of $30.5 million after deducting the underwriting fees and commissions and estimated offering expenses payable by us. Immediately prior to the closing of the initial public offering, all outstanding shares of our Series A convertible preferred stock converted into 23,992,929 shares of our common stock.

Key Components of Our Results of Operations and Financial Condition

Revenues

Our revenues are derived principally from the sale of networking hardware and management tools. In addition, while we do not sell maintenance and support separately, because we have historically included it free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied post-contract customer support (“PCS”).

We classify our revenues into three product categories: systems, embedded radios and antennas/other.

•	Systems consists of two product categories:

•	Our proprietary AirMax platform products for network operators and service providers; and

•	802.11 standard products including base stations, radios, backhaul equipment, customer premise equipment (“CPE”), and the AirVision and UniFi platforms.

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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 96% and 92% of our revenues in the three months ended December 31, 2011 and 2010, respectively. Sales to distributors accounted for 97% and 92% of our revenues in the six months ended December 31, 2011 and 2010, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return outside of standard warranty rights.

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

Employees

Our headcount increased from 102 at June 30, 2011 to 118 at December 31, 2011, primarily related to increased investment in our research and development activities.

Deferred Revenues and Costs

In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. The cost of products associated with these deferred revenues is classified as deferred costs of revenues. At December 31, 2011 and June 30, 2011, $1.7 million and $1.2 million, respectively, of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably probable. The related deferred cost of revenues balances were $921,000 and $881,000, as of December 31, 2011 and June 30, 2011, respectively.

Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of December 31, 2011 and June 30, 2011, we had deferred revenues of $689,000 and $497,000 respectively, related to these obligations.

Prepayments

We have historical agreements with certain contract manufacturers whereby we prepay for a portion of the product costs to assure the manufacture and timely delivery of our products. As of December 31, 2011 and June 30, 2011, we had prepayment balances of $4.6 million and $5.3 million, respectively.

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

Recognition of Revenues

Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied PCS. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that collectability of the resulting receivable is reasonably assured, we defer recognition of revenue until the receipt of cash.

For substantially all of our sales, evidence of the arrangement consists of an order from a distributor or customer. We consider delivery to have occurred once our products have been shipped and title and risk of loss have been transferred. For most of our sales, these criteria are met at the time the products are transferred to the distributor. Our arrangements with distributors do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

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

We use a hierarchy to determine the allocation of revenues to the deliverables. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”).

(i)	VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the company for that deliverable. Generally we do not sell the deliverables separately and, as such, do not have VSOE.

(ii)	TPE can be substantiated by determining the price that other parties sell similar or substantially similar offerings. We do not believe that there is accessible TPE evidence for similar deliverables.

(iii)	BESP reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We believe that BESP is the most appropriate methodology for determining the allocation of revenues among the multiple elements.

We have allocated revenues between these two deliverables using the relative selling price method which is based on the BESP for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices which currently is two years. All costs of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.

Our process for determining BESP for deliverables involves multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. For PCS, we believe our network operators and service providers would be reluctant to pay for such services separately. This view is primarily based on the fact that unspecified upgrade rights do not obligate us to provide upgrades at a particular time or at all, and do not specify to network operators and service providers which upgrades or features will be delivered. We believe that the relatively low prices of our products and our network operators, and service providers’ price sensitivity would add to their reluctance to pay for PCS. Therefore, we have concluded that if we were to sell PCS on a stand-alone basis, the selling price would be relatively low.

Key factors considered by us in developing the BESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs.

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

Product Warranties

We offer warranties on certain products and record a liability for the estimated future costs associated with potential warranty claims. These warranty costs are reflected in our consolidated statement of operations within cost of revenues. Our warranties are in effect for 12 months from the distributors’ purchase date of the product. Our estimates of future warranty costs are largely based on historical experience of product failure rates, material usage and service delivery costs incurred in correcting product failures. Our operating results could be materially and adversely affected if future warranty claims exceed historical experiences and we are not able to recover costs from our contract manufacturers.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. In estimating the allowance, management considers, among other factors, the aging of the accounts receivable, our historical write offs, the credit worthiness of each distributor based on payment history and general economic conditions.

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

Stock-based Compensation

We record stock-based awards at fair value as of the grant date and recognize expense ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. Restricted stock units are valued based on the fair value of our common stock on the date of grant. We adopted the above guidance using the modified prospective transition method. Under this transition method, the new fair value recognition provisions are applied to option grants on and after July 1, 2005. We expense all stock-based awards granted or modified after July 1, 2005 on a straight-line basis.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2011 and 2010

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
	(In thousands, except percentages)
Revenues	$87,817	100%	$45,087	100%	$166,984	100%	$79,169	100%
Cost of revenues(1)	50,527	58%	27,045	60%	96,681	58%	47,498	60%

Gross profit	37,290	42%	18,042	40%	70,303	42%	31,671	40%
Operating expenses:
Research and development(1)	3,683	4%	2,604	6%	7,052	4%	5,100	7%
Sales, general and administrative(1)	2,431	3%	1,758	4%	4,575	3%	3,423	4%

Total operating expenses	6,114	7%	4,362	10%	11,627	7%	8,523	11%

Income from operations	31,176	35%	13,680	30%	58,676	35%	23,148	29%

Interest income (expense) and other, net	(312)	* %	34	*	(946)	* %	41	* %

Income before provision for income taxes	30,864	35%	13,714	30%	57,730	35%	23,189	29%

Provision for income taxes	6,173	7%	2,736	6%	11,546	7%	4,630	6%

Net income	$24,691	28%	$10,978	24%	$46,164	28%	$18,559	23%

* Less than 1%
(1) Includes stock-based compensation as follows:

Cost of revenues	$27		$6		$33		$12
Research and development	116		68		232		106
Sales, general and administrative	208		162		437		301

Total stock-based compensation	$351		$236		$702		$419

Revenues

Revenues increased $42.7 million, or 95%, from $45.1 million in the three months ended December 31, 2010 to $87.8 million in the three months ended December 31, 2011. Revenues increased $87.8 million, or 111%, from $79.2 million in the six months ended December 31, 2010 to $167.0 million in the six months ended December 31, 2011. During the three and six months ended December 31, 2011, the increase in revenues was due to higher unit volumes shipped, primarily attributable to the success of our systems products, most notably our AirMax platform.

In the three months ended December 31, 2011, revenues from Distributor A represented 21% of our revenues. In the three months ended December 31, 2010, revenues from Distributor A and Distributor B represented 17% and 12% of our revenues, respectively. In the six months ended December 31, 2011, revenues from Distributor A and Distributor B represented 19% and 12% of our revenues, respectively. In the six months ended December 31, 2010, revenues from Distributor A and Distributor B represented 18% and 13% of our revenues, respectively. No other distributor or customer represented more than 10% of our revenues in the three or six months ended December, 2011 or 2010.

Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
AirMax	$52,939	60%	$25,637	57%	$102,774	62%	$42,717	54%
Other systems	22,480	26%	11,495	25%	37,979	23%	22,981	29%

Systems	75,419	86%	37,132	82%	140,753	85%	65,698	83%
Embedded radio	2,567	3%	3,452	8%	5,792	3%	6,495	8%
Antennas/other	9,831	11%	4,503	10%	20,439	12%	6,976	9%

Total revenues	$87,817	100%	$45,087	100%	$166,984	100%	$79,169	100%

Systems revenues increased $38.3 million, or 103%, from $37.1 million in the three months ended December 31, 2010 to $75.4 million in the three months ended December 31, 2011. Systems revenues increased $75.1 million, or 114%, from $65.7 million in the six months ended December 31, 2010 to $140.8 million in the six months ended December 31, 2011. The increase in systems revenues was primarily driven by rapid adoption of our AirMax platform, which we introduced in early fiscal 2010. Additionally, for the three and six months ended December 31, 2011, other systems revenues benefited from the introduction of our AirVision and UniFi platforms.

Embedded radio revenues decreased slightly from the three and six months ended December 31, 2010 to 2011. We anticipate that embedded radio products will decline in future periods as sales of these products are outpaced by sales of systems products.

Antennas/other revenues increased $5.3 million, or 118% from $4.5 million in the three months ended December 31, 2010 to $9.8 million in the three months ended December 31, 2011. Antennas/other revenues increased $13.5 million, or 193% from $7.0 million in the six months ended December 31, 2010 to $20.4 million in the six months ended December 31, 2011. A primary driver of growth in antennas/other revenues was the broadening of our systems platforms, which drove demand for associated antennas. Antennas/other revenues also increased due to the growing sales of accessories purchased in connection with deployment of new systems, such as cables. Other revenues also include revenues that are attributable to PCS. We anticipate that antenna/other revenues will continue to increase in absolute dollars in future periods but will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally forward products directly from our manufacturers to freight companies in Hong Kong, which have been retained by our distributors and who in turn ship to other locations throughout the world. We have determined the geographical distribution of our product revenues based on ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain. The increase in revenues in absolute dollars across all regions was primarily driven by the success of our systems products, most notably our AirMax platform. The following are our revenues by geography for the three and six months ended December 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
North America(1)	$21,440	24%	$13,887	31%	$46,381	28%	$24,081	30%
South America	24,250	28%	9,012	20%	44,085	26%	18,835	24%
Europe, the Middle East and Africa	30,356	35%	19,093	42%	55,139	33%	29,296	37%
Asia Pacific	11,771	13%	3,095	7%	21,379	13%	6,957	9%

Total revenues	$87,817	100%	$45,087	100%	$166,984	100%	$79,169	100%

(1)	Revenue for the United States was $20.7 million and $13.6 million for the three months ended December 31, 2011 and 2010, respectively. Revenue for the United States was $45.1 million and $23.4 million for the six months ended December 31, 2011 and 2010, respectively.

Cost of Revenues and Gross Margin

Cost of revenues increased $23.5 million, or 87%, from $27.0 million in the three months ended December 31, 2010 to $50.5 million in the three months ended December 31, 2011. Cost of revenues increased $49.2 million, or 104%, from $47.5 million in the six months ended December 31, 2010 to $96.7 million in the six months ended December 31, 2011. Gross margin increased from 40% in the three and six months ended December 31, 2010 to 42% in the three and six months ended December 31, 2011. The increase in gross margins in both the three and six month periods reflected a high level of revenue growth across a non-inventory cost of sales base that only saw a slight increase, and an increased focus on managing supply chain costs.

Operating Expenses

Research and Development

Research and development expenses increased $1.1 million, or 41%, from $2.6 million in the three months ended December 31, 2010 to $3.7 million in the three months ended December 31, 2011. However, as a percentage of revenues, research and development expenses decreased from 6% in the three months ended December 31, 2010 to 4% in the three months ended December 31, 2011. Research and development expenses increased $2.0 million, or 38%, from $5.1 million in the six months ended December 31, 2010 to $7.1 million in the six months ended December 31, 2011. However, as a percentage of revenues, research and development expenses decreased from 7% in the six months ended December 31, 2010 to 4% in the six months ended December 31, 2011. The increases in research and development expenses in absolute dollars in both the three and six month periods were due to increases in headcount and related expenses as we broadened our research and development activities to new product areas. As a percentage of revenues research and development expenses decreased in both the three and six month periods due to our overall revenue growth. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative

Sales, general and administrative expenses increased $673,000, or 38%, from $1.8 million in the three months ended December 31, 2010 to $2.4 million in the three months ended December 31, 2011. As a percentage of revenues, sales, general and administrative expenses decreased from 4% in the three months ended December 31, 2010 to 3% in the three months ended December 31, 2011. Sales, general and administrative expenses increased $1.2 million, or 34%, from $3.4 million in the six months ended December 31, 2010 to $4.6 million in the six months ended December 31, 2011. As a percentage of revenues, sales, general and administrative expenses decreased from 4% in the six months ended December 31, 2010 to 3% in the six months ended December 31, 2011. Sales, general and administrative expenses increased slightly in both the three and six month periods due to increased personnel costs and increased costs associated with our preparation to be a public company. However, as a percentage of revenues sales, general and administrative expenses decreased slightly in both the three and six month periods due to our overall revenue growth. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($327,000) for the three months ended December 31, 2011, representing a decrease of $361,000 from interest income (expense) and other, net of $34,000 for the three months ended December 31, 2010. Interest income (expense) and other, net was ($961,000) for the six months ended December 31, 2011, representing a decrease of $1.0 million from interest income (expense) and other, net of $41,000 for the six months ended December 31, 2010. The decrease in both the three and six month periods was primarily due to interest expense accrued on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011 and interest expense accrued on our term loan agreement with East West Bank which we entered into in September 2011.

Provision for Income Taxes

Our provision for income taxes increased $3.4 million, or 126%, from $2.7 million for the three months ended December 31, 2010 to $6.2 million for the three months ended December 31, 2011. Our provision for income taxes increased $6.9 million, or 149%, from $4.6 million for the six months ended December 31, 2010 to $11.5 million for the six months ended December 31, 2011. Our effective tax rate remained flat at 20% for the three and six months ended December 31, 2011 as compared to the three and six months ended December 31, 2010 as percentages of sales in foreign and domestic tax jurisdictions remained consistent. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Liquidity and Capital Resources

Sources and Uses of Cash

Since inception, our operations primarily have been funded through cash generated by operations. Cash, cash equivalents and short-term marketable securities decreased from $76.4 million at June 30, 2011 to $64.8 million at December 31, 2011.

Consolidated Cash Flow Data

The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$19,970	$38,027
Net cash used in investing activities	(1,110)	(109)
Net cash used in financing activities	(30,377)	(7,481)

Net increase (decrease) in cash and cash equivalents	$(11,517)	$30,437

Cash Flows from Operating Activities

Net cash provided by operating activities in the six months ended December 31, 2011 of $20.0 million consisted primarily of net income of $46.2 million offset by changes in operating assets and liabilities. These changes consisted primarily of a $22.2 million increase in accounts receivable due to our overall revenue growth, a $9.1 million increase in taxes payable, a $3.8 million increase in inventories, a $1.5 million decrease in accounts payable and accrued liabilities, a $998,000 decrease in prepaid expenses and other current assets and an increase of $608,000 in deferred revenues and deferred cost of revenues. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in a reduction of our net cash provided by operating activities of $9.4 million.

Net cash provided by operating activities in the six months ended December 31, 2010 of $38.0 consisted primarily of net income of $18.6 million and changes in operating assets and liabilities. These changes consisted primarily of an $10.5 million increase in accounts payable and accrued liabilities, a $4.6 million decrease in accounts receivable, a $2.5 million increase in prepaid expenses and other current assets, an $880,000 decrease in inventories, a $721,000 increase in taxes payable and a $225,000 decrease in deferred revenues and deferred cost of revenues.

Cash Flows from Investing Activities

Our investing activities consist solely of capital expenditures. Capital expenditures for the six months ended December 31, 2011 and 2010 were $1.1 million and $109,000, respectively.

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

On September 15, 2011, we entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The EWB Loan Agreement consists of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. We used $34.0 million of the term loan to repay a portion of our outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. During the six months ended December 31, 2011, we paid down the loan balance by $1.8 million.

On October 19, 2011, we completed an initial public offering whereby we sold 2,395,328 shares and selling stockholders sold 4,642,902 shares of our common stock. During the six months ended December 31, 2011, we received net proceeds of $32.6 million after deducting the underwriting fees and commissions and other offering expenses. During the six months ended December 31, 2010, we paid $231,000 of costs related to our initial public offering.

During the six months ended December 31, 2011, we had an excess tax benefit from stock-based awards of $11.4 million.

During the six months ended December 31, 2010, we entered into a stock purchase agreement to repurchase 2,975,590 shares of common stock from three stockholders for total consideration of $7.3 million.

Liquidity

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of December 31, 2011, we held $52.8 million of our $64.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.

Commitments and Contingencies

In January 2011, the U.S. Department of Commerce’s Bureau of Industry (“BIS”) and Security’s Office of Export Enforcement (“OEE”) contacted us to request that we provide information related to our relationship with a logistics company in the United Arab Emirates (“UAE”) and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to the OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. In the course of this review we identified that two distributors may have sold Ubiquiti products into Iran. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of December 31, 2011 or June 30, 2011.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at December 31, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease our headquarters in San Jose, California and other locations worldwide under noncancelable operating leases that expire at various dates through fiscal 2016.

In July 2011, we entered into an agreement to lease additional office space for our research and development offices in Taiwan. The lease term is from July 14, 2011 through July 15, 2016. The premises consist of approximately 10,000 rentable square feet of space. The lease has been categorized as an operating lease, and the total lease obligation is approximately $1.6 million.

In December 2011, we entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which will be used as our corporate headquarters. The lease term is from April 1, 2012, though June 30, 2017. The lease has been categorized as an operating lease, and the total estimated lease obligation is approximately $4.9 million.

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by June 30,
	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Operating leases	$479	$1,209	$1,370	$1,386	$1,418	$1,122	$6,984

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

As of December 31, 2011, we had $3.0 million of unrecognized tax benefits substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

As of December 31, 2011, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K other than the indemnification arrangement discussed above.

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

In June 2011, the FASB updated its guidance related to the presentation of comprehensive income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in the updated guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB further amended its guidance to defer charges related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The updated guidance, other than the portion related to the presentation of reclassification adjustments, will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The updated guidance must be applied retrospectively. We do not expect the adoption of the guidance on July 1, 2012 to have an impact on our consolidated financial statements.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Non-GAAP net income	$24,902	$11,120	$46,605	$18,810
Non-GAAP diluted net income per share of common stock	$0.27	$0.11	$0.50	$0.18

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

The following table shows a reconciliation of GAAP net income to non-GAAP net income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$24,691	$10,978	$46,184	$18,559
Stock-based compensation:
Cost of revenues	27	6	33	12
Research and development	116	68	232	106
Sales, general and administrative	208	162	437	301
Tax effect of non-GAAP adjustments	(140)	(94)	(281)	(168)

Non-GAAP net income	$24,902	$11,120	$46,605	$18,810

Non-GAAP diluted income per share (1)	$0.27	$0.11	$0.50	$0.18

Weighted-average shares used in non-GAAP diluted income per share (1)	93,446	102,384	93,480	103,231

(1)	Non-GAAP diluted net income per share of common stock is calculated using non-GAAP net income excluding stock-based compensation, net of taxes and weighted-average shares outstanding as if Series A preferred stock is treated as common stock for the periods presented.

The following table shows a reconciliation of weighted-average shares used in computing net loss per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Weighted average shares used in computing net income (loss) per share of common stock- diluted	90,056	66,349	75,102	67,196
Weighted average dilutive effect of stock options and restricted stock units	—	—	3,247	—
Weighted average shares of Series A preferred stock outstanding	3,390	36,035	15,131	36,035

Weighted-average shares used in computing non-GAAP diluted income per share of common stock	93,446	102,384	93,480	103,231

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We have interest rate risk from the LIBOR index that is used to determine the interest rates on our EWB Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. Based on a sensitivity analysis, as of December 31, 2011, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a significant change in net income (loss) before income taxes over the next 12 months.

We had cash and cash equivalents of $64.8 million and $76.4 million as of December 31, 2011 and June 30, 2011, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three and six months ended December 31, 2011, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 96% and 92% of our revenues in the three months ended December 31, 2011 and 2010, respectively. Sales to distributors accounted for 97% and 92% of our revenues in the six months ended December 31, 2011 and 2010, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. Our operating expenses are relatively low and fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.

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

Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three months ended December 31, 2011, revenues from Distributor A represented 21% of our revenues. In the three months ended December 31, 2010, revenues from Distributor A and Distributor B represented 17% and 12% of our revenues, respectively. In the six months ended December 31, 2011, revenues from Distributor A and Distributor B represented 19% and 12% of our revenues, respectively. In the six months ended December 31, 2010, revenues from Distributor A and Distributor B represented 18% and 13% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.

Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.

Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $87.8 million, $79.2 million, $67.6 million, $51.2 million and $45.1 million and our net income was $24.7 million, $21.5 million, $18.1 million, $13.0 million and $11.0 million in the three months ended December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. Factors that could cause our operating results and stock price to fluctuate include:

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

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 76% and 70% of our revenues in the three months ended December 31, 2011 and 2010, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.

Sale of certain of our products into Iran, Cuba, Syria, the Sudan and North Korea is restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components and may be exported from and outside the United States only with the required authorization or eligibility for a license exception. Until early 2010, we lacked sufficient familiarity with the export control and sanctions laws and their applicability to our products. Our lack of sufficient familiarity was largely due to our lean corporate infrastructure, the inexperience of our management team in these matters and the fact that our products are manufactured outside the United States and most of our products never enter the United States. In early 2010, as a result of diligence undertaken in connection with the Summit transaction, we learned that our products could not be sold, directly or indirectly, into Iran and other countries subject to a U.S. embargo and we learned that some of our products were listed on the Commerce Control List in the EAR, and require authorization from the BIS, prior to export. We then began to evaluate the export controls and sanctions applicable to our product sales and to take steps to comply with these laws. For instance, we revised our standard form distribution agreements to clearly articulate the restrictions imposed by export control and sanctions laws governing business with embargoed countries, disabled downloads of our software by users in these countries, and obtained the required Commodity Classification Rulings for our encryption products as required by the EAR. In February 2011, our Audit Committee retained outside counsel to conduct a review of our export control compliance and possible sales of our products by third persons to embargoed countries. This review was conducted to fully respond to and cooperate with a request for information from OEE, relating to two foreign companies and the export classification of our products and to ensure that we were in compliance with the export control and sanctions laws. The review was completed in April 2011 and we took the actions described below as a result of our review. In May 2011, we filed a disclosure report regarding our findings as a result of this review with OEE. In August 2011, we received a warning letter from the OEE indicating that the OEE had completed its investigation of us, was closing out the matter without issuing a penalty, had not referred the matters described below for criminal or administrative prosecution of us and closed the investigation of us. In June 2011, we also filed a voluntary self-disclosure with OFAC, which disclosure is still pending.

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

In May 2011, we filed a self-disclosure with OEE and in June 2011, we filed one with OFAC regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both Distributor 1 and Distributor 2 continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various email communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to Distributor 1 and Distributor 2. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation of us without penalty.

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

We believe a significant portion of our rapid growth to date has been driven by the diverse and actively engaged Ubiquiti Community and our business model is predicated on the assumption that the Ubiquiti Community will continue to be actively engaged. Given our lack of a direct sales force and limited marketing expenditures, the marketing model enabled by the Ubiquiti Community is central to the success of our business but is ultimately outside of our control. In light of the rapid spread of information within the Ubiquiti Community and the material influence such community has over product adoption by network operators and service providers, any negative information about us or our products, whether or not justified, could quickly and materially decrease demand for our products and be difficult for us to overcome. If the members of the Ubiquiti Community were to reject our products and solutions or adopt competitors’ products on a broad basis, our business, operating results and financial condition would be materially and adversely affected because we would need to incur substantial additional expenses to generate awareness of, and demand for, our products.

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

We retain contract manufacturers, which are primarily located in China, to manufacture, control quality of and ship our products. We currently do not have long-term supply contracts with any of these contract manufacturers. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

•	assure the quality of our products;

•	manage capacity during periods of volatile demand;

•	qualify appropriate component suppliers;

•	ensure adequate supplies of materials;

•	protect our intellectual property;

•	deliver finished products at agreed upon prices and schedules; and

•	safeguard consigned materials.

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

We are dependent on Qualcomm Atheros, Inc. (“Qualcomm Atheros”) for chipsets for our products and do not have short-term alternatives if Qualcomm Atheros were to terminate its agreement with us, which could cause us to be unable to fulfill short-term demand and delay our ability to fulfill orders.

Substantially all of our products currently include chipsets from Qualcomm Atheros. Our license agreement with Qualcomm Atheros may be terminated for convenience at the end of the annual contract term which is September 1, 2012 upon 90 days prior written notice by either party. The termination of our license agreement with Qualcomm Atheros could have a material adverse effect on our business, operating results and financial condition. To the extent we are unable to secure an adequate supply of chipsets from Qualcomm Atheros, we would be required to redesign our products to incorporate components from alternative sources, a process which would cause significant delays and would adversely impact our revenues. In accordance with the current terms of the agreement, Qualcomm Atheros may choose to terminate the agreement without cause at the end of the annual contract term by giving us at least 90 days prior written notice before September 1, 2012. We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the Qualcomm Atheros chipsets. Furthermore, if we sought a suitable second source for Qualcomm Atheros chipsets in our products, there can be no assurances that we would be able to successfully second source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our product designs to accommodate these different chipsets.

Our reliance on third party components and technology means that we may not be able to introduce new products that include certain advanced features and functionality without obtaining technology licenses from third parties. For example, we currently rely upon a license from Qualcomm Atheros, whose chipsets are incorporated in substantially all of our products. This process is critical to our ability to manufacture our products. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our introduction of new products, may adversely affect demand for our products and consequently, materially adversely affect our business, operating results and financial condition.

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

We rely on our contract manufacturers to produce, test and ship all of our products. We also rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. We have limited experience and personnel to manage our relationships with our contract manufacturers and our supply chain. Inaccurately forecasting our demand for key components, including the Qualcomm Atheros chipsets, could materially adversely affect our ability to build our products in a timely manner and our margins could decline. Any failure by us to effectively and proactively manage these relationships and activities could result in material adverse effects on our business, operating results and financial condition. If we were required or choose to transition some of our supply chain activities from our contract manufacturers to within our organization, we would be required to hire more experienced personnel and develop more supply chain policies and procedures. This transition could be lengthy and could cause significant delays in the production, testing and shipment of our products, any of which may result in material adverse effects, including an increase in our costs and our ability to ship our products and solutions. We cannot assure you that we would ever be able to effectively complete any such transition.

We have significantly increased our transactional sales volumes in recent periods, and if we fail to effectively manage the challenges associated with this transaction volume growth, we may experience difficulty in properly fulfilling customer orders and may incur increased operational costs.

Over the past several years we have and continue to expand our product offerings, the number of customers we sell to and the number of contract manufacturers we utilize to produce our products. Failure to effectively manage the increased logistical complexities associated with this expansion would make it difficult to fulfill customer orders in a timely manner and could lead to customer dissatisfaction. Further, we may need to increase costs to add personnel, upgrade or replace our existing reporting systems as well as improve our business processes and controls. Failure to effectively manage any of these logistical challenges would adversely impact our business performance and operating results.

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

We have substantially expanded our overall business, number of distributors and contract manufacturers, headcount and operations in recent periods. We have made investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in Lithuania and Taiwan. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our decision to operate with minimal infrastructure and low support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. As a result of our focus on managing our rapid growth, we have not allocated sufficient resources to complying with applicable regulatory and other requirements, such as spectrum operating regulations, export and embargoed countries regulations and the Foreign Corrupt Practices Act, and our development of infrastructure designed to identify and monitor our compliance with these regulatory and other compliance obligations is at an early stage. For example, we recently hired our first employee charged with complying with spectrum use requirements and we also recently hired a chief counsel. Although we have put certain policies and procedures in place following the hiring of our chief financial officer in May 2010, certain of these policies have recently been adopted and our procedures have recently changed and we have limited staff responsible for their implementation and enforcement. For example, we have recently put in place procedures to verify foreign buyers against U.S. disqualified persons lists and to identify the need for export licenses based on proposed bills of material for new products. Furthermore, our employees who have the most contact with our distributors or who are involved with order entry have recently attended training regarding export controls sponsored by the BIS. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our business and operating results will suffer.

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

As of December 31, 2011, we had international operations in Hong Kong, Lithuania and Taiwan. We also sell to distributors outside the United States and for the three months ended December 31, 2011 and 2010, our revenues from sales outside the United States were 76% and 70%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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

We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of December 31, 2011, we held $52.8 million of our $64.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we want to repatriate those amounts.

Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

The final determination of our income tax liability may be materially different from our income tax provision.

The final determination of our income tax liability may be materially different from our income tax provision. We are subject to income taxes in both the United States. and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service in the United States and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition.

Should additional taxes be assessed as a result of new legislation, an audit or litigation; if our effective tax rate should change as a result of changes in federal, international or state and local tax laws; if we are found to not be in compliance with tax regulations; or if we were to change the locations where we operate, there could be a material effect on our income tax provision and results of operations in the period or periods in which that determination is made, and potentially to future periods as well.

Furthermore, our provision for income tax could increase as we expand our international operations, adopt new products, implement changes to our operating structure or undertake intercompany transactions in light of acquisitions, changing tax laws, expiring rulings, and our current and anticipated business and operational requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number

10.16(1)	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Schema Linkbase Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Definitions Linkbase Document

101.LAB(2)	XBRL Taxonomy Labels Linkbase Document

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document

(1)	Confidential treatment has been requested for portions of this exhibit. These portions have been filed separately with the Securities and Exchange Commission.

(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated: January 31, 2012	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 31, 2012	By:	/s/ John Ritchie
John Ritchie

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.16(1)	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Schema Linkbase Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Definitions Linkbase Document

101.LAB(2)	XBRL Taxonomy Labels Linkbase Document

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document

(1)	Confidential treatment has been requested for portions of this exhibit. These portions have been filed separately with the Securities and Exchange Commission.

(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.