Form 10-Q/A
period 2011-12-31
Ubiquiti Networks, Inc.
filed 2012-03-20
CIK 1511737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (the “Form 10-Q”) is to re-file Exhibit 10.16 to the Form 10-Q and remove the references to a confidential treatment request with respect to Exhibit 10.16 in the list of exhibits. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. Exhibits

Exhibit Number

10.16	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)(2)	XBRL Instance Document

101.SCH(1)(2)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)(2)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)(2)	XBRL Taxonomy Definitions Linkbase Document

101.LAB(1)(2)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)(2)	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as exhibits to our 10-Q Quarterly Report for the period ended December 31, 2011, filed with the Securities and Exchange Commission on February 1, 2012 and incorporated by reference herein.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated: March 20, 2012	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 20, 2012	By:	/s/ John Ritchie
John Ritchie

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.16	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)(2)	XBRL Instance Document

101.SCH(1)(2)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)(2)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)(2)	XBRL Taxonomy Definitions Linkbase Document

101.LAB(1)(2)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)(2)	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as exhibits to our 10-Q Quarterly Report for the period ended December 31, 2011 filed with the Securities and Exchange Commission on February 1, 2012 and incorporated by reference herein.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

5