Form 10-Q
period 2012-03-31
Ubiquiti Networks, Inc.
filed 2012-05-02
CIK 1511737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

As of April 27, 2012, 91,869,973 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

UBIQUITI NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$94,200	$76,361
Accounts receivable, net of allowance for doubtful accounts of $1,266 and $596, respectively	68,528	39,811
Inventories	9,111	5,663
Deferred cost of revenues	922	881
Prepaid expenses and other current assets	1,784	5,386

Total current assets	174,545	128,102
Property and equipment, net	2,245	1,022
Long-term deferred tax asset	324	324
Other long–term assets	401	2,230

Total assets	$177,515	$131,678

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$24,533	$14,758
Customer deposits	1,068	1,675
Deferred revenues	2,475	1,734
Income taxes payable	3,588	4,428
Debt - short-term	6,966	—
Other current liabilities	9,140	15,206

Total current liabilities	47,770	37,801
Income and deferred tax liabilities	1,870	1,870
Debt - long-term	24,365	—
Other long–term liabilities	123	32

Total liabilities	74,128	39,703

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock—$0.001 par value; 36,034,630 shares authorized:
Zero and 36,034,630 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively; maximum liquidation preference of $0 and $145,847 as of March 31, 2012 and June 30, 2011, respectively	—	145,847

Stockholders’ equity (deficit):
Common stock—$0.001 par value; 150,000,000 shares authorized:
91,869,973, and 62,685,955 outstanding at March 31, 2012 and June 30, 2011, respectively	92	63
Additional paid–in capital	129,902	545
Treasury stock—39,079,910 shares held in treasury at March 31, 2012 and June 30, 2011	(69,515)	(69,515)
Retained earnings	42,908	15,035

Total stockholders’ equity (deficit)	103,387	(53,872)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$177,515	$131,678

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	$91,665	$51,151	$258,649	$130,320
Cost of revenues(1)	52,006	30,047	148,687	77,545

Gross profit	39,659	21,104	109,962	52,775

Operating expenses:
Research and development(1)	4,619	2,938	11,671	8,038
Sales, general and administrative(1)	2,484	1,884	7,059	5,307

Total operating expenses	7,103	4,822	18,730	13,345

Income from operations	32,556	16,282	91,232	39,430
Interest income (expense) and other, net	(190)	9	(1,136)	50

Income before provision for income taxes	32,366	16,291	90,096	39,480
Provision for income taxes	4,446	3,258	15,992	7,888

Net income	$27,920	$13,033	$74,104	$31,592
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	(8,154)	(112,431)	(14,550)
Less allocation of net income to participating preferred stockholders	—	(1,782)	—	(6,186)

Net income (loss) attributable to common stockholders—basic	$27,920	$3,097	$(38,327)	$10,856
Undistributed earnings re-allocated to common stockholders	—	71	—	227

Net income (loss) attributable to common stockholders—diluted	$27,920	$3,168	$(38,327)	$11,083
Net income (loss) per share of common stock:

Basic	$0.30	$0.05	$(0.48)	$0.17

Diluted	$0.30	$0.05	$(0.48)	$0.17

Weighted average shares used in computing net income (loss) per share of common stock:
Basic	91,861	62,610	80,648	63,240

Diluted	94,177	66,416	80,648	67,022

(1) Includes stock-based compensation as follows
Cost of revenues	$41	$8	$74	$20
Research and development	133	85	365	191
Sales, general and administrative	156	164	593	465

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		APIC	Treasury Stock		Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Earnings	(Deficit)
Balances at June 30, 2011	36,034,630	$145,847	62,685,955	$63	$545	(39,079,910)	$(69,515)	$15,035	$(53,872)
Net income	—	—	—	—	—	—	—	74,104	74,104
Accretion of costs of Series A convertible preferred stock	—	111,535	—	—	(65,632)	—	—	(45,903)	(111,535)
Repurchase of Series A convertible preferred stock	(12,041,701)	(108,000)	—	—	—	—	—	—	—
Dividend on Series A convertible preferred stock	—	896	—	—	(568)	—	—	(328)	(896)
Conversion of preferred stock into common stock in conjunction with initial public offering	(23,992,929)	(150,278)	23,992,929	24	150,254	—	—	—	150,278
Issuance of common stock pursuant to initial public offering, net of offering expenses	—	—	2,395,328	2	30,450	—	—	—	30,452
Stock options exercised	—	—	2,792,636	3	564	—	—	—	567
Restricted stock units issued	—	—	3,125	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,032	—	—	—	1,032
Tax impact of employee stock transactions	—	—	—	—	13,257	—	—	—	13,257

Balances at March 31, 2012	—	$—	91,869,973	$92	$129,902	(39,079,910)	$(69,515)	$42,908	$103,387

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$74,104	$31,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394	135
Provision for inventory obsolescence	505	508
Excess tax benefit from employee stock-based awards	(11,421)	—
Stock-based compensation	1,032	676
Provision for doubtful accounts	670	(200)
Changes in operating assets and liabilities:
Accounts receivable	(29,387)	4,732
Inventories	(3,953)	(739)
Deferred cost of revenues	(41)	3,359
Prepaid expenses and other assets	4,758	2,706
Accounts payable	9,775	7,315
Taxes payable	12,417	2,131
Deferred revenues	741	(4,251)
Accrued liabilities and other	(7,891)	6,698

Net cash provided by operating activities	51,703	54,662

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,617)	(440)

Net cash used in investing activities	(1,617)	(440)

Cash Flows from Financing Activities:
Proceeds from term loan, net of issuance costs	34,822	—
Payments on term loan balance	(3,500)	—
Repurchase of Series A convertible preferred stock	(108,000)	—
Issuance of convertible subordinated promissory notes	68,000	—
Payment of convertible subordinated promissory notes	(68,000)	—
Proceeds from shares issued in initial public offering, net of offering costs	32,443	—
Proceeds from exercise of stock options	567	—
Payment of deemed dividend on Series A convertible preferred warrants	—	(3,002)
Other repurchases of common stock and outstanding awards	—	(7,250)
Excess tax benefit from employee stock-based awards	11,421	—
Payment of deferred offering costs	—	(896)

Net cash used in financing activities	(32,247)	(11,148)

Net increase in cash and cash equivalents	17,839	43,074
Cash and cash equivalents at beginning of period	76,361	28,415

Cash and cash equivalents at end of period	$94,200	$71,489

Non-Cash Financing Activities:
Conversion of preferred stock into common stock in conjunction with initial public offering	$150,278	$—

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2011 included in its Prospectus filed pursuant to Rule 424(b)(4), as filed on October 14, 2011 with the SEC. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future periods.

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

Recognition of Revenues

Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied post contract customer support (“PCS”). The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where the Company lacks evidence that collectability of the resulting receivable is reasonably assured, it defers recognition of revenue until the receipt of cash. At March 31, 2012 and June 30, 2011, $2.5 million and $1.7 million, respectively, of revenues were deferred.

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

The Company has allocated revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices, which currently is two years. At March 31, 2012 and June 30, 2011, $780,000 and $497,000 of revenue was deferred in this way. All cost of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.

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

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. At March 31, 2012 and June 30, 2011, the Company had cash and cash equivalents of $94.2 million and $76.4 million, respectively. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of U.S. dollar denominated money market funds and cash deposited in demand accounts.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company primarily places its temporary cash investments with high credit quality financial institutions which invest predominantly in U.S. money market funds. Deposits of cash outside the United States totaled $84.4 million and $29.6 million at March 31, 2012 and June 30, 2011, respectively. The Company would incur significant tax liabilities if it were to repatriate its non-U.S. deposits.

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

Redeemable Convertible Preferred Stock

On October 19, 2011, the Company’s outstanding Series A preferred stock converted to common stock immediately prior to the closing of the Company’s initial public offering. Prior to the conversion, upon the sixth anniversary of the issuance of Series A preferred stock, the holders of Series A preferred stock could require the Company to redeem such preferred stock out of legally available funds at the greater of (i) the Liquidation Value of $2.95 per share plus all accrued and unpaid dividends or (ii) the market price of the common stock issuable upon conversion of each share of Series A preferred stock into common stock, plus all accrued and unpaid dividends. Since the maximum redemption amount was contingent on the fair value of the equity security at the redemption date, the Company calculated accretion based on the fair value as of the balance sheet date prorated over the contractual life. The Company recorded $7.1 million of accretion in the three months ended March 31, 2011. The Company recorded $111.5 million and $11.1 million of accretion in the nine months ended March 31, 2012 and 2011, respectively. Due to the conversion immediately prior to the closing of the Company’s initial public offering, no additional accretion will be recorded in future periods.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. In estimating the allowance, management considers, among other factors, (i) the aging of the accounts receivable, including trends within the ratios involving the age of the accounts receivable, (ii) the Company’s historical write-offs, (iii) the credit worthiness of each distributor based on payment history and (iv) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific distributor’s ability to meet its obligations to the Company, the Company records a specific allowance against amounts due from the distributor, and thereby reduces the net recognized receivable to the amounts it reasonably believes will be collected.

The allowance for doubtful accounts activity was as follows (in thousands):

	Nine months ended March 31,
	2012	2011
Beginning balance	$596	$800
Charged to (released from) expenses	815	(200)
Bad debt write-offs	(145)	(4)

Ending Balance	$1,266	$596

Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, debt and other current liabilities approximates fair value due to their short maturities. See Note 3.

Long Lived Assets

The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the three or nine month periods ended March 31, 2012 or 2011.

Property and Equipment

Furniture, fixtures and equipment are recorded at cost. The Company computes depreciation or amortization using the straight-line method over estimated useful lives, as follows:

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

Depreciation expense was $167,000 and $54,000 for the three months ended March 31, 2012 and 2011, respectively. Depreciation expense was $394,000 and $135,000 for the nine months ended March 31, 2012 and 2011, respectively.

Leases

The Company leases its facilities under cancelable and noncancelable operating leases. For leases that contain rent escalation or rent concessions provisions, the Company records the total rent expense during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets.

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

The Black-Scholes option pricing model used to determine the fair value of the Company’s stock option awards requires a number of estimates and assumptions. In valuing share-based awards under the fair value accounting method, significant judgment is required in determining the expected volatility of the Company’s common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of the Company’s common stock is based on the volatility of a group of comparable companies, as the Company does not have sufficient historical data with regards to the volatility of its stock. The expected term of options granted represents the period of time that the Company expects the options granted to be outstanding. The Company calculates the expected term as the average of the option vesting and contractual terms. In the future, as the Company gains sufficient historical data for volatility in its common stock and the actual term for which its options are held, the expected volatility and expected term may change, which could substantially change the grant date fair value of future awards of stock options and ultimately the expense it records. In addition, the estimation of stock-based awards that will ultimately vest requires judgment and to the extent actual results differ from the Company’s estimates, these amounts will be recorded as an adjustment in the period estimates are revised.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the initial public offering were capitalized. Deferred offering costs of $3.1 million were offset against initial public offering proceeds upon the closing of the offering in October 2011. There were $2.1 million of deferred offering costs capitalized as of June 30, 2011.

Research and Development Costs and Capitalized Software Development Costs

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and contractors engaged in research, design and development activities, as well as costs for prototypes, facilities and travel costs.

Software development costs, including costs incurred to purchase third party software, begin to be capitalized when the Company has determined that certain factors are present, including among others, that technology exists to achieve the performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. To date, the Company has not capitalized research and development costs associated with software development as products and enhancements have reached technological feasibility and have been released to customers at substantially the same time.

Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period under the treasury stock method. For the three months ended March 31, 2012, the Company applied the treasury stock method for calculating and presenting diluted EPS as there were no participating securities outstanding during the period. The treasury stock method assumes that the proceeds that the Company receives from an in-the-money option exercise are used to repurchase common shares in the market. For the three months ended March 31, 2011 and the nine months ended March 31, 2012 and 2011, the Company applied the two-class method for calculating and presenting EPS. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing the amount of net income available to common stockholders outstanding plus income allocable to participating securities, to the extent they are dilutive, by the weighted average number of shares of common stock and potential dilutive shares outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common shares include outstanding stock options, restricted stock units and preferred stock.

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

Additionally, in May 2011 the FASB further amended its guidance related to fair value measurements in order to achieve common fair value measurements between U.S. GAAP and International Financial Reporting Standards. The amendments in the updated guidance explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the updated guidance should not result in a change in the application of previous fair value measurement guidance. The updated guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of the amended guidance on January 1, 2012 did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated its guidance related to the presentation of comprehensive income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in the updated guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The updated guidance, other than the portion related to the presentation of reclassification adjustments, will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The updated guidance must be applied retrospectively. The Company does not expect the adoption of the guidance on July 1, 2012 to have an impact on its consolidated financial statements.

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

The Company’s financial assets at March 31, 2012 and June 30, 2011 included money market funds which were valued based on quoted prices in active markets for substantially similar assets and, therefore, were Level 1 instruments. The Company does not have any Level 2 instruments, or instruments valued based on other observable inputs.

As of March 31, 2012 and June 30, 2011, the fair value hierarchy for the Company’s financial assets and financial liabilities that are carried at fair value was as follows (in thousands):

	March 31, 2012				June 30, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Money market funds	$75,245	$75,245	$—	$—	$43,572	$43,572	$—	$—

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common stockholders—basic	$27,920	$3,097	$(38,327)	$10,856

Net income (loss) attributable to common stockholders—diluted	$27,920	$3,168	$(38,327)	$11,083

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	91,861	62,610	80,648	63,240
Add—dilutive potential common shares:
Stock options	2,044	3,594	—	3,582
Restricted stock units	272	212	—	200

Weighted-average shares used in computing diluted net income (loss) per share	94,177	66,416	80,648	67,022

Net income (loss) per share of common stock:
Basic	$0.30	$0.05	$(0.48)	$0.17

Diluted	$0.30	$0.05	$(0.48)	$0.17

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Stock options	11,214	728	3,441	232
Restricted stock units	5,000	—	470	—
Convertible preferred stock	—	36,035	—	36,035

	16,214	36,763	3,911	36,267

NOTE 5—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Cash	$18,955	$32,789
Money market funds	75,245	43,572

	$94,200	$76,361

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$7,074	$4,305
Finished goods	2,037	1,358

	$9,111	$5,663

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Vendor deposits	$1,241	$5,312
Other current assets	543	74

	$1,784	$5,386

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Testing equipment	$1,792	$1,086
Computer and other equipment	364	182
Furniture and fixtures	18	18
Leasehold improvements	816	112
Software	77	57

	3,067	1,455
Less: Accumulated depreciation and amortization	(822)	(433)

	$2,245	$1,022

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Deferred offering costs	$—	$2,141
Other long-term assets	401	89

	$401	$2,230

Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Accrued compensation and benefits	$2,705	$2,280
Accrued accounts payable	1,636	7,414
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	1,387	806
Other accruals	1,787	3,081

	$9,140	$15,206

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine months ended March 31,
	2012	2011
Beginning balance	$806	$697
Accruals for warranties issued during the period	1,572	584
Settlements made during the period	(991)	(524)

	$1,387	$757

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

On September 15, 2011, the Company entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The credit facilities available under the EWB Loan Agreement consist of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. The Company used $34.0 million of the term loan to repay a portion of the outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. The $5.0 million revolving line of credit may be drawn at any time prior to September 15, 2013. The amounts outstanding under both the term loan and the revolving line of credit facility may be voluntarily prepaid at any time without premium or penalty, subject to certain conditions. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. The Company is required to pay a commitment fee of 0.15% per annum on the undrawn portion of the revolving credit facility on a quarterly basis. The EWB Loan Agreement includes customary covenants, including financial reporting requirements and compliance with a debt service coverage ratio and a total leverage ratio, and customary events of default. The Company’s obligations under the EWB Loan Agreement are secured by a first priority security position on substantially all of the Company’s current and future assets, subject to certain exceptions (including a negative pledge on the Company’s intellectual property) and permitted liens. During the three and nine months ended March 31, 2012, the Company made aggregate payments of $1.7 million and $3.5 million, respectively, against the loan balance. As of March 31, 2012, the Company has classified $7.0 million and $24.4 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the EWB Loan Agreement.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through 2017.

In July 2011, the Company entered into an agreement to lease additional office space for its research and development offices in Taiwan. The lease term is from July 14, 2011 through July 15, 2016. The premises consist of approximately 10,000 rentable square feet of space. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is $1.6 million.

In December 2011, the Company entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which will be used as the Company’s corporate headquarters. The lease term is from April 1, 2012, though June 30, 2017. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is $4.9 million.

Estimated rent expense to be recorded for the remainder of fiscal 2012 through fiscal 2016 and thereafter is as follows (in thousands):

	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
Operating leases	$446	$1,474	$1,227	$1,203	$1,203	$896	$6,449

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

Legal Matters

The Company may be involved, from time to time, in a variety of claims, lawsuits, investigations and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Because of the uncertainties related to both the amount and ranges of possible loss from pending litigation matters, the Company is unable to predict with certainty the precise liability that could finally result from a range of possible unfavorable outcomes. Taking all of the above factors into account, the Company records an amount when it is probable that the Company will incur a loss and when that loss can be reasonably estimated. However, the Company’s estimates may be incorrect and the Company could ultimately incur more or less than the amounts initially recorded. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 11—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) and 2005 Equity Incentive Plan (the “2005 Plan”) are described in its Prospectus filed pursuant to Rule 424(b)(4), as filed October 14, 2011 with the SEC. As of March 31, 2012, the Company had 1,719,615 authorized shares available for future issuance under all of its stock incentive plans.

Employee Stock-based Compensation

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Cost of revenues	$41	$8	$74	$20
Research and development	133	85	365	191
Sales, general and administrative	156	164	593	465

	330	257	1,032	676

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2012:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2011	6,171,707	$0.72
Granted	161,000	10.44
Exercised	(2,792,636)	0.20
Forfeitures and cancellations	(99,292)	4.66

Balance, March 31, 2012	3,440,779	$1.49	6.90	$103,718

Vested and expected to vest as of March 31, 2012	3,390,201	$1.44	6.87	$102,344

Vested and exercisable as of March 31, 2012	2,328,782	$0.47	6.23	$72,566

During the three and nine months ended March 31, 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $406,000 and $47.0 million, respectively, as determined as of the date of option exercise. The Company had no option exercises during the three and nine months ended March 31, 2011.

As of March 31, 2012, the Company had unrecognized compensation costs of $2.0 million related to stock options which the Company expects to recognize over a weighted-average period of 2.9 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	51%	65%	49%	65%
Risk-free interest rate	1.2%	4.5%	1.6%	4.5%
Expected dividend yield	—	—	—	—
Weighted average grant date fair value	$9.86	$2.59	$5.05	$1.95

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2011	488,385	$2.66
RSUs granted	42,710	21.44
RSUs vested	(3,125)	2.54
RSUs cancelled	(58,000)	8.04

Non-vested RSUs, March 31, 2012	469,970	$3.70

The intrinsic value of RSUs vested in the three and nine months ended March 31, 2012 was $25,000. No RSUs vested during the three or nine months ended March 31, 2011. The total intrinsic value of all outstanding restricted stock units was $14.9 million as of March 31, 2012.

As of March 31, 2012, there was unrecognized compensation costs related to RSUs of $1.3 million which the Company expects to recognize over a weighted average period of 2.8 years.

NOTE 12—INCOME TAXES

As of March 31, 2012, the Company had $4.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. The Company recorded an increase of its unrecognized tax benefits of $1.2 million and $2.2 million for the three and nine months ended March 31, 2012, respectively. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

The Company recorded a tax provision of $4.4 million and $16.0 million for the three and nine months ended March 31, 2012, respectively. The Company’s estimated 2011 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and the benefit of the federal research and development income tax credit.

Ubiquiti files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2009 and onwards could be subject to examinations by tax authorities.

NOTE 13—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

Revenues by product type were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine months ended March 31,
	2012		2011		2012		2011
AirMax	$61,978	68%	$28,324	55%	$164,752	64%	$71,041	55%
New platforms	9,914	11%	926	2%	16,874	6%	930	1%
Other systems	10,308	11%	10,568	21%	41,327	16%	33,545	25%

Systems	82,200	90%	39,818	78%	222,953	86%	105,516	81%
Embedded radio	2,232	2%	4,174	8%	8,024	3%	10,669	8%
Antennas/other	7,233	8%	7,159	14%	27,672	11%	14,135	11%

Total revenues	$91,665	100%	$51,151	100%	$258,649	100%	$130,320	100%

The Company generally forwards products directly from its manufacturers to its distributors in Hong Kong, who in turn ship to other locations throughout the world. The Company has determined the geographical distribution of product revenues based on ship-to destinations.

Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine months ended March 31,
	2012		2011		2012		2011
North America(1)	$16,647	18%	$15,829	31%	$63,028	24%	$39,910	30%
South America	27,666	30%	13,711	27%	71,751	28%	32,546	25%
Europe, the Middle East and Africa	36,398	40%	17,135	33%	91,537	35%	46,431	36%
Asia Pacific	10,954	12%	4,476	9%	32,333	13%	11,433	9%

Total revenues	$91,665	100%	$51,151	100%	$258,649	100%	$130,320	100%

(1)	Revenue for the United States was $14.9 million and $15.4 million for the three months ended March 31, 2012 and 2011, respectively. Revenue for the United States was $60.0 million and $38.8 million for the nine months ended March 31, 2012 and 2011, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine months ended March 31,		March 31,	June 30,
	2012	2011	2012	2011	2012	2011
Distributor A	20%	23%	19%	20%	28%	21%
Distributor B	10%	*	*	*	*	*
Distributor C	*	15%	10%	14%	11%	25%
Distributor D	*	*	*	*	10%	*

*	denotes less than 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report, particularly in Part II, Item 1, Legal Proceedings and 1A, Risk Factors, in this report.

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

We offer a broad and expanding portfolio of networking products and solutions and we recently introduced products in the enterprise wireless local area networks (“WLAN”) and Internet Protocol (“IP”) video surveillance markets. Our solutions include systems, high performance radios, antennas and management tools that have been designed to deliver carrier class performance for networking and other applications in the unlicensed radio frequency (“RF”) spectrum. We began shipping embedded radios in fiscal 2006. In fiscal 2008 we introduced a line of products based on 802.11 standard protocols and in early fiscal 2010, we introduced a number of new products based on our proprietary AirTechnologies, including our high-performance AirMax platform, which have been rapidly adopted by network operators and high-performance proprietary AirMax service providers. In the three and nine months ended March 31, 2012, our systems revenue, which primarily consists of our AirMax platform, and to a lesser extent 802.11 standard based systems, accounted for 90% and 86% of our revenues, respectively. Although our AirMax platform has supplanted the demand for some of our 802.11 standard products, we have not experienced a decline in gross margin as we transition from 802.11 standard products to our AirMax platform as they have similar margin profiles. In the future, we expect sales of our AirMax platform products based on our other AirTechnologies to continue to represent a growing portion of our revenues and the portion of our revenues derived from our 802.11 standard products to decline as a percentage of total revenues. Our embedded radios bear higher margins than our systems, but we believe that systems present a larger market opportunity.

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

Our revenues increased 79% to $91.7 million in the three months ended March 31, 2012 from $51.2 million in the three months ended March 31, 2011. Our revenues increased 98% to $258.6 million in the nine months ended March 31, 2012 from $130.3 million in the nine months ended March 31, 2011. We had net income of $27.9 million and $13.0 million in the three months ended March 31, 2012 and 2011, respectively. We had net income of $74.1 million and $31.6 million in the nine months ended March 31, 2012 and 2011, respectively.

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

We classify our revenues into three product categories: systems, embedded radios and antennas/other.

•	Systems consists of two product categories:

•	Our proprietary AirMax platform products for network operators and service providers; and

•	802.11 standard products including base stations, radios, backhaul equipment, customer premise equipment (“CPE”) and the AirVision and UniFi platforms.

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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 99% and 94% of our revenues in the three months ended March 31, 2012 and 2011, respectively. Sales to distributors accounted for 98% and 97% of our revenues in the nine months ended March 31, 2012 and 2011, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return outside of standard warranty rights.

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

•

Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of professional services, trade shows, marketing programs, promotional materials, bad debt expense, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a direct sales force. These sales models would likely increase our costs. Further, we anticipate that our expenses related to the registration and defense of patents and trademarks will increase as we expand product offerings. Over time, we also expect our sales, general and administrative expenses to increase in absolute dollars as we continue to actively promote our products and introduce new products and services. In addition, we expect expenses to increase as we make additional investments in information technology systems and personnel to support our anticipated revenue growth and to comply with our public company reporting obligations.

Employees

Our headcount increased from 102 at June 30, 2011 to 131 at March 31, 2012, primarily related to increased investment in our research and development activities.

Deferred Revenues and Costs

In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. The cost of products associated with these deferred revenues is classified as deferred costs of revenues. At March 31, 2012 and June 30, 2011, $1.7 million and $1.2 million, respectively, of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably probable. The related deferred cost of revenues balances were $921,000 and $881,000, as of March 31, 2012 and June 30, 2011, respectively.

Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of March 31, 2012 and June 30, 2011, we had deferred revenues of $780,000 and $497,000 respectively, related to these obligations.

Prepayments

We have historical agreements with certain contract manufacturers whereby we prepay for a portion of the product costs to assure the manufacture and timely delivery of our products. As of March 31, 2012 and June 30, 2011, we had prepayment balances of $1.2 million and $5.3 million, respectively.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. In estimating the allowance, management considers, among other factors, the aging of the accounts receivable, our historical write-offs, the credit worthiness of each distributor based on payment history and general economic conditions.

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

For grants made since January 1, 2010 through our initial public offering in October 2011, we obtained contemporaneous valuation analyses prepared by an unrelated third party valuation firm in order to assist us in determining the fair value of our common stock. The initial contemporaneous valuation report valued our common stock as of April 30, 2010 and we received the most recent contemporaneous valuation report as of July 31, 2011. Prior to January 1, 2010, we obtained retrospective analyses prepared by the same valuation firm in order to assist us in determining the fair value of our common stock as of June 30, 2009. After January 1, 2010, our board of directors has considered these reports when determining the fair value of our common stock and related exercise prices of option awards on the date such awards were granted. These third party valuations were also used for purposes of determining the Black-Scholes fair value of our stock option awards and related stock-based compensation expense.

Results of Operations

Comparison of the Three and nine Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,				Nine months ended March 31,
	2012		2011		2012		2011
	(In thousands, except percentages)
Revenues	$91,665	100%	$51,151	100%	$258,649	100%	$130,320	100%
Cost of revenues(1)	52,006	57%	30,047	59%	148,687	57%	77,545	60%

Gross profit	39,659	43%	21,104	41%	109,962	43%	52,775	40%
Operating expenses:
Research and development(1)	4,619	5%	2,938	6%	11,671	5%	8,038	6%
Sales, general and administrative(1)	2,484	3%	1,884	3%	7,059	3%	5,307	4%

Total operating expenses	7,103	8%	4,822	9%	18,730	8%	13,345	10%

Income from operations	32,556	35%	16,282	32%	91,232	35%	39,430	30%
Interest income (expense) and other, net	(190)	* %	9	*	(1,136)	* %	50	* %

Income before provision for income taxes	32,366	35%	16,291	32%	90,096	35%	39,480	30%
Provision for income taxes	4,446	5%	3,258	7%	15,992	6%	7,888	6%

Net income	$27,920	30%	$13,033	25%	$74,104	29%	$31,592	24%

* Less than 1%
(1) Includes stock-based compensation as follows:

Cost of revenues	$41		$8		$74		$20
Research and development	133		85		365		191
Sales, general and administrative	156		164		593		465

Total stock-based compensation	$330		$257		$1,032		$676

Revenues

Revenues increased $40.5 million, or 79%, from $51.2 million in the three months ended March 31, 2011 to $91.7 million in the three months ended March 31, 2012. Revenues increased $128.3 million, or 98%, from $130.3 million in the nine months ended March 31, 2011 to $258.6 million in the nine months ended March 31, 2012. During the three and nine months ended March 31, 2012, the increase in revenues was due to higher unit volumes shipped, primarily attributable to the success of our systems products, most notably our AirMax platform.

In the three months ended March 31, 2012, revenues from Distributor A and Distributor B represented 20% and 10% of our revenues, respectively. In the three months ended March 31, 2011, revenues from Distributor A and Distributor C represented 23% and 15% of our revenues, respectively. In the nine months ended March 31, 2012, revenues from Distributor A and Distributor C represented 19% and 10% of our revenues, respectively. In the nine months ended March 31, 2011, revenues from Distributor A and Distributor C represented 20% and 14% of our revenues, respectively. No other distributor or customer represented more than 10% of our revenues in the three or nine months ended March 31, 2012 or 2011.

Revenues by Product Type

	Three Months Ended March 31,				Nine months ended March 31,
	2012		2011		2012		2011
	(in thousands, except percentages)
AirMax	$61,978	68%	$28,324	55%	$164,752	64%	$71,041	55%
New platforms	9,914	11%	926	2%	16,874	6%	930	1%
Other systems	10,308	11%	10,568	21%	41,327	16%	33,545	25%

Systems	82,200	90%	39,818	78%	222,953	86%	105,516	81%
Embedded radio	2,232	2%	4,174	8%	8,024	3%	10,669	8%
Antennas/other	7,233	8%	7,159	14%	27,672	11%	14,135	11%

Total revenues	$91,665	100%	$51,151	100%	$258,649	100%	$130,320	100%

Systems revenues increased $42.4 million, or 106%, from $39.8 million in the three months ended March 31, 2011 to $82.2 million in the three months ended March 31, 2012. Systems revenues increased $117.4 million, or 111%, from $105.5 million in the nine months ended March 31, 2011 to $223.0 million in the nine months ended March 31, 2012. The increase in systems revenues was primarily driven by rapid adoption of our AirMax platform, which we introduced in early fiscal 2010. Our new platforms category, which includes significant platforms introduced in late fiscal 2011, contributed $9.9 million and $16.9 million of revenue in the three and nine months ended March 31, 2012, respectively. Our other systems revenue remained relatively flat in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our other systems revenue increased $7.8 million during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, primarily due to a specific customer network expansion during the quarter ending December 31, 2011.

Embedded radio revenues decreased $1.9 million, or 47% from $4.2 million in the three months ended March 31, 2011 to $2.2 million in the three months ended March 31, 2012. Embedded radio revenues decreased $2.6 million, or 25% from $10.7 million in the nine months ended March 31, 2011 to $8.0 million in the nine months ended March 31, 2012. We anticipate that embedded radio products will decline in future periods in absolute dollars and as a percentage of sales as sales of these products are outpaced by sales of systems products.

Antennas/other revenues remained relatively flat in the three months ended March 31, 2011 compared to the three months ended March 31, 2012. Antennas/other revenues increased $13.5 million, or 96% from $14.1 million in the nine months ended March 31, 2011 to $27.7 million in the nine months ended March 31, 2012. A primary driver of growth in antennas/other revenues in the nine months ended March 31, 2012 was the broadening of our systems platforms, which drove demand for associated antennas. Antennas/other revenues also increased due to the growing sales of accessories purchased in connection with deployment of new systems, such as cables. Other revenues also include revenues that are attributable to PCS. We anticipate that antenna/other revenues will continue to increase in absolute dollars in future periods but will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally forward products directly from our manufacturers to freight companies in Hong Kong, which have been retained by our distributors and who in turn ship to other locations throughout the world. We have determined the geographical distribution of our product revenues based on ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain. The increase in revenues in absolute dollars across all regions was primarily driven by the success of our systems products, most notably our AirMax platform. The following are our revenues by geography for the three and nine months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,				Nine months ended March 31,
	2012		2011		2012		2011
North America(1)	$16,647	18%	$15,829	31%	$63,028	24%	$39,910	30%
South America	27,666	30%	13,711	27%	71,751	28%	32,546	25%
Europe, the Middle East and Africa	36,398	40%	17,135	33%	91,537	35%	46,431	36%
Asia Pacific	10,954	12%	4,476	9%	32,333	13%	11,433	9%

Total revenues	$91,665	100%	$51,151	100%	$258,649	100%	$130,320	100%

(1)	Revenue for the United States was $14.9 million and $15.4 million for the three months ended March 31, 2012 and 2011, respectively. Revenue for the United States was $60.0 million and $38.8 million for the nine months ended March 31, 2012 and 2011, respectively.

Cost of Revenues and Gross Margin

Cost of revenues increased $22.0 million, or 73%, from $30.0 million in the three months ended March 31, 2011 to $52.0 million in the three months ended March 31, 2012. Cost of revenues increased $71.1 million, or 92%, from $77.5 million in the nine months ended March 31, 2011 to $148.7 million in the nine months ended March 31, 2012. Gross margin increased from 41% in the three months ended March 31, 2011 to 43% in the three months ended March 31, 2012. Gross margin increased from 40% in the nine months ended March 31, 2011 to 43% in the nine months ended March 31, 2012. The increase in gross margins in both the three and nine month periods reflected a high level of revenue growth across a non-inventory cost of sales base that only saw a slight increase, and an increased focus on managing supply chain costs.

Operating Expenses

Research and Development

Research and development expenses increased $1.7 million, or 57%, from $2.9 million in the three months ended March 31, 2011 to $4.6 million in the three months ended March 31, 2012. However, as a percentage of revenues, research and development expenses decreased from 6% in the three months ended March 31, 2011 to 5% in the three months ended March 31, 2012. Research and development expenses increased $3.6 million, or 45%, from $8.0 million in the nine months ended March 31, 2011 to $11.7 million in the nine months ended March 31, 2012. However, as a percentage of revenues, research and development expenses decreased from 6% in the nine months ended March 31, 2011 to 5% in the nine months ended March 31, 2012. The increases in research and development expenses in absolute dollars in both the three and nine month periods were due to increases in headcount and related expenses as we broadened our research and development activities to new product areas. As a percentage of revenues, research and development expenses decreased in both the three and nine month periods due to our overall revenue growth. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative

Sales, general and administrative expenses increased $600,000, or 32%, from $1.9 million in the three months ended March 31, 2011 to $2.5 million in the three months ended March 31, 2012. As a percentage of revenues, sales, general and administrative expenses remained flat in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Sales, general and administrative expenses increased $1.8 million, or 33%, from $5.3 million in the nine months ended March 31, 2011 to $7.1 million in the nine months ended March 31, 2012. As a percentage of revenues, sales, general and administrative expenses decreased from 4% in the nine months ended March 31, 2011 to 3% in the nine months ended March 31, 2012. Sales, general and administrative expenses increased slightly in both the three and nine month periods due to increased personnel costs and increased costs associated with our being and the preparation to become a public company. However, as a percentage of revenues sales, general and administrative expenses decreased slightly in the nine month periods ended March 31, 2012 and 2011 due to our overall revenue growth. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expand our registration and defense of trademarks and patents efforts and to support our business and operations as a public company.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($190,000) for the three months ended March 31, 2012, representing a decrease of $199,000 from interest income (expense) and other, net of $9,000 for the three months ended March 31, 2011. Interest income (expense) and other, net was ($1.1) million for the nine months ended March 31, 2012, representing a decrease of $1.2 million from interest income (expense) and other, net of $50,000 for the nine months ended March 31, 2011. The decrease in both the three and nine month periods was primarily due to interest expense accrued on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011 and interest expense accrued on our term loan agreement with East West Bank which we entered into in September 2011.

Provision for Income Taxes

Our provision for income taxes increased $1.2 million, or 36%, from $3.3 million for the three months ended March 31, 2011 to $4.4 million for the three months ended March 31, 2012. Our provision for income taxes increased $8.1 million, or 103%, from $7.9 million for the nine months ended March 31, 2011 to $16.0 million for the nine months ended March 31, 2012. Our effective tax rate decreased to 14% and 18% for the three and nine months ended March 31, 2012, respectively, as compared to 20% for both the three and nine months ended March 31, 2011 as percentages of sales in foreign tax jurisdictions increased. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Liquidity and Capital Resources

Sources and Uses of Cash

Since inception, our operations primarily have been funded through cash generated by operations. Cash, cash equivalents and short-term marketable securities increased from $76.4 million at June 30, 2011 to $94.2 million at March 31, 2012.

Consolidated Cash Flow Data

The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine months ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$51,703	$54,662
Net cash used in investing activities	(1,617)	(440)
Net cash used in financing activities	(32,247)	(11,148)

Net increase in cash and cash equivalents	$17,839	$43,074

Cash Flows from Operating Activities

Net cash provided by operating activities in the nine months ended March 31, 2012 of $51.7 million consisted primarily of net income of $74.1 million offset by changes in operating assets and liabilities. These changes consisted primarily of a $29.4 million increase in accounts receivable due to our overall revenue growth, a $12.4 million increase in taxes payable, a $4.0 million increase in inventories, a $4.8 million decrease in prepaid expenses and other current assets, a $1.9 million increase in accounts payable and accrued liabilities and an increase of $700,000 in deferred revenues and deferred cost of revenues. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in a reduction of our net cash provided by operating activities of $8.8 million.

Net cash provided by operating activities in the nine months ended March 31, 2011 of $54.7 million consisted primarily of net income of $31.6 million offset by changes in operating assets and liabilities. Changes in operating assets and liabilities consisted primarily of a $14.0 million increase in accounts payable and accrued liabilities, a $4.7 million decrease in accounts receivable, a $2.1 million increase in income taxes payable, a $2.7 million decrease in prepaid expenses and other current assets, a net decrease of $892,000 in deferred revenues and deferred cost of revenues and a $739,000 increase in inventories.

Cash Flows from Investing Activities

Our investing activities consist solely of capital expenditures. Capital expenditures for the nine months ended March 31, 2012 and 2011 were $1.6 million and $440,000, respectively.

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

On September 15, 2011, we entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The EWB Loan Agreement consists of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. We used $34.0 million of the term loan to repay a portion of our outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. During the nine months ended March 31, 2012, we paid down the loan balance by $3.5 million.

On October 19, 2011, we completed our initial public offering whereby we sold 2,395,328 shares and selling stockholders sold 4,642,902 shares of our common stock. During the nine months ended March 31, 2012, we received net proceeds of $32.4 million after deducting the underwriting fees and commissions and other offering expenses. During the nine months ended March 31, 2011, we paid $231,000 of costs related to our initial public offering.

During the nine months ended March 31, 2012, we had an excess tax benefit from stock-based awards of $11.4 million.

During the nine months ended March 31, 2011, we entered into a stock purchase agreement to repurchase 2,975,590 shares of common stock from three stockholders for total consideration of $7.3 million. Additionally, we paid a dividend on our Series A convertible preferred warrants of $3.0 million and paid $896,000 in costs related to third party consulting services associated with the offering described in our Prospectus filed pursuant to Rule 424(b)(4), as filed October 14, 2011 with the SEC.

Liquidity

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of March 31, 2012, we held $84.4 million of our $94.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.

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

Warranties and Indemnifications

Our products are generally accompanied by a 12 month warranty, which covers both parts and labor. Generally the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. We record a warranty accrual when we believe it is estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of March 31, 2012 or June 30, 2011.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at March 31, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

We lease our headquarters in San Jose, California and other locations worldwide under noncancelable operating leases that expire at various dates through fiscal 2017.

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

The following table summarizes our contractual obligations as of March 31, 2012:

	Payments Due by June 30,
	2012 (remainder)	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Operating leases	$231	$1,225	$1,381	$1,396	$1,428	$1,122	$6,783

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

As of March 31, 2012, we had $4.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

As of March 31, 2012, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K other than the indemnification arrangement discussed above.

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

Additionally, in May 2011 the FASB further amended its guidance related to fair value measurements in order to achieve common fair value measurements between U.S. GAAP and International Financial Reporting Standards. The amendments in the updated guidance explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the updated guidance should not result in a change in the application of previous fair value measurement guidance. The updated guidance is effective during interim and annual periods beginning after December 15, 2011. The adoption of the amended guidance on January 1, 2012 did not have an impact on our consolidated financial statements.

In June 2011, the FASB updated its guidance related to the presentation of comprehensive income. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in the updated guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The updated guidance, other than the portion related to the presentation of reclassification adjustments, will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The updated guidance must be applied retrospectively. We do not expect the adoption of the guidance on July 1, 2012 to have an impact on our consolidated financial statements.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Non-GAAP net income	$28,118	$13,187	$74,723	$31,998
Non-GAAP diluted net income per share of common stock	$0.30	$0.13	$0.80	$0.31

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

The following table shows a reconciliation of GAAP net income to non-GAAP net income (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net income	$27,920	$13,033	$74,104	$31,592
Stock-based compensation:
Cost of revenues	41	8	74	20
Research and development	133	85	365	191
Sales, general and administrative	156	164	593	465
Tax effect of non-GAAP adjustments	(132)	(103)	(413)	(270)

Non-GAAP net income	$28,118	$13,187	$74,723	$31,998

Non-GAAP diluted income per share (1)	$0.30	$0.13	$0.80	$0.31

Weighted-average shares used in non-GAAP diluted income per share (1)	94,177	102,451	93,667	103,057

(1)	Non-GAAP diluted net income per share of common stock is calculated using non-GAAP net income excluding stock-based compensation, net of taxes and weighted-average shares outstanding as if Series A preferred stock is treated as common stock for the periods presented.

The following table shows a reconciliation of weighted-average shares used in computing net loss per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock (in thousands):

	Three Months Ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(In thousands)
Weighted average shares used in computing net income (loss) per share of common stock- diluted	94,177	66,416	80,648	67,022
Weighted average dilutive effect of stock options and restricted stock units	—	—	2,895	—
Weighted average shares of Series A preferred stock outstanding	—	36,035	10,124	36,035

Weighted-average shares used in computing non-GAAP diluted income per share of common stock	94,177	102,451	93,667	103,057

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We have interest rate risk from the LIBOR index that is used to determine the interest rates on our EWB Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. Based on a sensitivity analysis, as of March 31, 2012, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a significant change in net income (loss) before income taxes over the next 12 months.

We had cash and cash equivalents of $94.2 million and $76.4 million as of March 31, 2012 and June 30, 2011, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three and nine months ended March 31, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 99% and 94% of our revenues in the three months ended March 31, 2012 and 2011, respectively. Sales to distributors accounted for 98% and 97% of our revenues in the nine months ended March 31, 2012 and 2011, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. Our operating expenses are relatively low and fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.

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

Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three months ended March 31, 2012, revenues from Distributor A and Distributor B represented 20% and 10% of our revenues, respectively. In the three months ended March 31, 2011, revenues from Distributor A and Distributor C represented 23% and 15% of our revenues, respectively. In the nine months ended March 31, 2012, revenues from Distributor A and Distributor C represented

19% and 10% of our revenues, respectively. In the nine months ended March 31, 2011, revenues from Distributor A and Distributor C represented 20% and 14% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.

Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.

Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $91.7 million, $87.8 million, $79.2 million, $67.6 million and $51.2 million and our net income was $27.9 million, $24.7 million, $21.5 million, $18.1 million and $13.0 million in the three months ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	inability of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us and the performance of our products;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	costs related to the protection of our intellectual property;

•	costs related to responding to government inquiries related to regulatory compliance;

•	our ability to control and reduce product costs;

•	expenses of our entry into new markets, such as enterprise WLAN, video surveillance, and SCADA;

•	commencement of litigation or adverse results in litigation;

•	changes in the manner in which we sell products;

•	increased warranty costs;

•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our distributors and their customers; and

•	the impact of write downs of excess and obsolete inventory.

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

Our commercial success depends in part upon us and our component suppliers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures. We operate in an industry with extensive intellectual property litigation and it is not uncommon for suppliers of certain components of our products, such as chipsets, to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights. Our key component suppliers are often targets of such assertions, and we may become a target as well. In addition, the network operators and service providers, whom we agree in certain circumstances to indemnify for intellectual property infringement claims related to our products, may be targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.

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

Enforcement of our intellectual property rights abroad, particularly in China and South America, is limited and it is often difficult to protect and enforce such rights.

The intellectual property protection regimes outside the United States are generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. In addition, effective enforcement of intellectual property rights in certain countries may not be available.

In particular, the legal regimes relating to intellectual property rights in China and South America are limited and it is often difficult to effectively protect and enforce such rights in those countries. For example, the regulatory scheme for enforcing China’s intellectual property laws may not be as developed as regulatory schemes in other countries. Any advancement of an intellectual property enforcement claim through China’s regulatory scheme may require an extensive amount of time, allowing intellectual property infringers to continue largely unimpeded, to our detriment in the Chinese and other export markets. In addition, rules of evidence may be unclear, inconsistent or difficult to comply with, making it difficult to prove infringement of our intellectual property rights. As a result, enforcement cases may be difficult or ineffective.

These factors may make it increasingly complicated for us to enforce our intellectual property rights against infringers, allowing them to harm our business in the Chinese or other export markets by affecting the pricing for our products, reducing our sales and diluting our brand or product quality reputation.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property, such as counterfeits of our products and unauthorized registration of our trademarks by third parties, has occurred in the past and may occur in the future without our knowledge. The steps we have taken may not prevent unauthorized use of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Our competitors may also independently develop similar technology. Our failure to effectively protect our intellectual property could reduce the value and potential application of our technology and could impair our ability to compete. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products. We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming and may divert the efforts of our technical staff and managerial personnel, which could result in lower revenues and higher expenses, whether or not such litigation results in a determination favorable to us.

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 84% and 70% of our revenues in the three months ended March 31, 2012 and 2011, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.

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

We rely on a limited number of contract manufacturers to produce, test and ship all of our products, and failure to successfully manage our relationships with these parties could adversely affect our ability to market and sell our products.

We retain contract manufacturers, which are primarily located in China, to manufacture, control quality of and ship our products. We currently do not have long-term supply contracts with any of these contract manufacturers. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not otherwise required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

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

Because our contract manufacturers operate in China, where prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States, certain of our contract manufacturers, their affiliates, their other customers or their suppliers may attempt to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Although we attempt to enter into agreements with our contract manufacturers to preclude them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights in China. We have in the past found and expect in the future to find counterfeit goods in the market being sold as Ubiquiti products. Although we take steps to stop counterfeits, we may not be successful and network operators and service providers who purchase these counterfeit goods may have a bad experience, our brand may be harmed, and our business, operating results and financial condition could be materially and adversely affected.

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

We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of March 31, 2012, we held $84.4 million of our $94.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we want to repatriate those amounts.

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

As of March 31, 2012, we had international operations in Hong Kong, Lithuania and Taiwan. We also sell to distributors outside the United States and for the three months ended March 31, 2012 and 2011, our revenues from sales outside the United States were 84% and 70%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number

10.17	Separation and Release Agreement between Steve Hanley and Ubiquiti Networks, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated: May 1, 2012	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 1, 2012	By:	/s/ John Ritchie
John Ritchie

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.17	Separation and Release Agreement between Steve Hanley and Ubiquiti Networks, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.