Form 10-K
period 2012-06-30
Ubiquiti Networks, Inc.
filed 2012-09-28
CIK 1511737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-35300

UBIQUITI NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0097377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2580 Orchard Parkway, San Jose, CA 95131

(Address of principal executive offices, Zip Code)

(408) 942-3085

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $154,763,000 based upon the closing price of $18.23 of such common stock on the NASDAQ Global Select Market on December 31, 2011 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2011 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 21, 2012, there were 88,984,777 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI NETWORKS, INC.

PART I

Note about Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, the effects of government regulations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.	Business

Business Overview

We are a next-generation communications technology company bridging the digital divide between emerging and developed markets by fundamentally changing the economics and complexity of deploying high performance networking solutions in underserved and underpenetrated markets globally. Our technology platforms focus on delivering industry-leading performance, compelling price-performing characteristics and an unparalleled user experience. These markets include emerging markets and other areas where individual users and small and medium sized enterprises do not have access to next-generation communications technology. Our business model has enabled us to break down traditional barriers such as high product and network deployment costs that are driven by business model inefficiencies and achieve rapid market adoption of our products and solutions in previously underserved and underpenetrated markets. Our business model and proprietary technologies provide us with a significant and sustainable competitive advantage over incumbents, who we believe are unable to respond effectively due to their higher cost and less efficient business models.

We offer a broad and expanding portfolio of communications networking products and solutions and we recently introduced products in the video surveillance, wireless backhaul and machine-to-machine communication markets. Our products and solutions, based on our proprietary technologies, are integrated and flexible, which substantially reduces the cost and complexity of installation, maintenance and management. Our products and solutions meet the demanding performance requirements of video, voice and data applications, have a low total cost of ownership and are broadly adopted by network operators and service providers to deploy fast, scalable and reliable networks.

Our business model is driven by a large, growing and engaged community of network operators, service providers, distributors, value added resellers (“VARs”) and system integrators, which we refer to as the Ubiquiti Community. The Ubiquiti Community is a critical element of our business strategy as it has enabled us to redefine the traditional models for product development, sales and marketing and product support in the following key ways:

•

Product development. Our products and solutions benefit from the active engagement between the Ubiquiti Community and engineers throughout the product development cycle, which eliminates long and expensive multistep internal processes and results in rapid introduction and adoption of optimally designed products. This approach significantly reduces our development costs and the time to market for our products.

•

Sales and marketing. We do not currently have a direct sales force, but instead rely on the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost effectively than is possible through traditional sales models.

•

Product support. The engaged members of the Ubiquiti Community have enabled us to foster a large, cost efficient, highly scalable and, we believe, self-sustaining mechanism for rapid product support and dissemination of information.

The savings we achieve by relying on the Ubiquiti Community in the areas of product development, sales and marketing and product support are passed along to network operators and service providers in the form of prices that are a fraction of those of existing alternative solutions.

Building on our leadership in the underserved and underpenetrated segments of the wireless broadband access market, we intend to expand our product offerings in our existing market and enter adjacent markets by relying on the combination of our efficient business model and proprietary technologies to provide products and solutions with compelling price-performance characteristics to customers in those markets.

Our revenues were $353.5 million, $197.9 million and $137.0 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. We had net income (loss) of $102.6 million, $49.7 million and $(5.5) million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Our net loss in the fiscal year ended June 30, 2010 reflected a one-time compensation charge of $35.9 million related to a repurchase of our common stock and options in connection with the sale of our Series A preferred stock, which we refer to collectively as the Summit transaction, and a $1.6 million charge for a regulatory export compliance issue. In this Annual Report on Form 10-K, we refer to the fiscal years ended June 30, 2012, 2011 and 2010 as fiscal 2012, fiscal 2011 and fiscal 2010, respectively. As of June 30, 2012, we had 150 full time equivalent employees in four countries.

Industry Overview

Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high capital and operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated areas of developed countries and emerging markets. Wireless networks are emerging as an attractive alternative for addressing both the broadband access needs of underserved and underpenetrated markets and for offering a host of other services and solutions.

Underserved and underpenetrated markets. Emerging markets and remote areas in developed markets remain significantly underserved and underpenetrated for broadband access. We believe this is due to the lack of an established network infrastructure and the high initial deployment costs.

Limitation of existing solutions. Existing wireless networking technologies such as 802.11 standard based Wi-Fi, WiMAX and LTE have been designed to satisfy the increasing demand for broadband access and support mobility, but often fail to meet the price-performance requirements of wireless networking in emerging markets, which in turn has led to low penetration and large populations of unaddressed users in these areas.

Increasing use of the unlicensed spectrum. In the absence of affordable broadband access in the licensed spectrum, the number of users of the unlicensed radio frequency (“RF”) spectrum has increased for communications equipment, as well as consumer devices such as cordless phones, baby monitors and microwave ovens. As a result of high demand for the unlicensed RF spectrum, use of this spectrum to provide high quality wireless networking has become more challenging and congestion is limiting the growth of wireless networks.

Government incentives for broadband access. Governments around the world are increasingly taking both regulatory and financial steps to expand access to broadband networks and increase availability of advanced broadband services to consumers and businesses.

To provide robust wireless networks that meet the price-performance needs of individuals and businesses in underserved and underpenetrated markets, vendors of wireless networking solutions must solve some of the problems facing existing solutions:

•

Poor performance. Existing wireless networking solutions built for the licensed RF spectrum are designed to operate in more predictable environments and are not optimized for the crowded and less reliable unlicensed spectrum.

•

High cost of ownership. Existing alternative solutions, such as fiber-to-the-premises, cable, DSL, WiMAX, LTE and traditional backhaul, provide high capacity, high performance broadband access, but often do not meet the demanding price-performance requirements of underserved and underpenetrated markets.

•	Complexity. Existing alternative solutions are often difficult to deploy and manage in heterogeneous network environments and require skilled employees or consultants to install and operate.

•

Lack of reliability, resiliency and scalability. Existing wireless solutions are not designed to overcome obstacles and effectively recover from the dynamic changes in wireless spectrum usage that prevail in the unlicensed RF spectrum. Additionally, the performance and reliability of existing wireless networking solutions decline rapidly as the number of subscribers and range of service delivery increases.

Our Solution

Our products and solutions enable both start-up and established network operators and service providers to deploy fast, scalable and reliable wireless networks cost effectively. Our wireless networking solutions offer the following key benefits:

•

High performance wireless technologies for the unlicensed RF spectrum. Our proprietary products and solutions include high performance radios, antennas and management tools that have been designed to deliver carrier class wireless broadband access and other services primarily in the unlicensed RF spectrum. Our products and solutions overcome significant performance challenges such as dynamic spectrum noise, device interference, outdoor obstacles and unpredictable levels of video, voice and data performance.

•

Unparalleled cost effectiveness. Our products and solutions have been designed to enable service providers and network operators to deliver carrier class performance to their subscribers within the economic constraints of underserved and underpenetrated markets. The deployment and operation of our solutions require a fraction of the capital expenditures and network maintenance costs of those associated with existing alternative solutions.

•

Integrated and easy to deploy and manage. Our integrated products and solutions eliminate significant complexity associated with the installation, management and expansion of wireless networks. The level of integration between our products is designed to enable network operators and service providers to use a plug and play approach to delivering wireless broadband access and other services that have carrier class performance without significant management or upgrade complexity.

•

Reliable and scalable. The reliability and predictability of our products and solutions enable network operators and service providers to deliver to their subscribers’ carrier class broadband connectivity in unlicensed RF spectrum. The combination of our key proprietary technologies enables us to deliver reliable network performance that scales efficiently with an increase in the number of subscribers, range of service delivery, network size and number of applications for video, voice and data.

Our Strategy

Our goal is to become the leading player in the market for communications technology for underserved and underpenetrated markets. Key elements of our strategy include the following:

•

Continue to enhance our leadership in the wireless broadband access market. We intend to continue to disrupt wireless broadband markets by introducing products and solutions that deliver carrier class performance and compelling economic value.

•

Leverage our technologies and business model in adjacent markets. We intend to leverage our technologies and business model to target other large and growing markets that we believe are ripe for disruption, such as enterprise wireless local area network (“WLAN”), video surveillance, machine-to-machine communications and licensed microwave wireless backhaul markets. For example, in fiscal 2012 we introduced airVision, our internet protocol (“IP”) camera management system, airFiber, our outdoor wireless backhaul radio platform and mFi, our machine-to-machine communication platform.

•

Maintain and extend our technological leadership. We intend to continue to develop innovative hardware solutions and management tools for our target markets. We believe that our continued focus on developing such technologies will allow us to deliver products and solutions with disruptive price-performance characteristics in our markets.

•

Extend our powerful user community. As we move into adjacent markets, we intend to foster additional self-reinforcing, customer driven communities and to continue to grow the Ubiquiti Community, to increase awareness of our brand and assist us with product development, sales, viral marketing and product support.

•

Evaluate and pursue strategic acquisitions. We intend to evaluate strategic investment and acquisition opportunities to enhance the features and functions of our products and solutions, extend our product portfolio, increase our geographic presence and take advantage of new market opportunities while preserving our business model.

Our Technology and Products

Our proprietary technology enables us to provide end to end wireless networking solutions for network operators and service providers in underserved and underpenetrated markets. We typically design our products and solutions using low cost hardware and industry standard chipsets to enable these providers to deliver carrier class wireless broadband access and services to their subscribers profitably. In addition, our technology allows us to design our products for ease of manufacture. Our focus on cost efficiency, robust product design and high performance drives the development of our technology, products and solutions.

Technology Platforms

Our current major platforms include:

Base station/Backhaul/Customer Premise Equipment (“CPE”)/Bridge – AirMAX

In September 2009, we introduced our AirMAX platform which includes protocols that contain advanced technologies for noise immunity. These proprietary protocols help our products deliver carrier class wireless networking performance for video, voice and data applications. AirMAX is able to support a wireless network that can scale to hundreds of clients per base station while maintaining low latency and high throughput for point to point and point to multipoint applications. AirMAX enables our products and solutions to deliver high performance outdoor wireless networking over long distances. Unlike most systems using 802.11 standard protocols, which are primarily designed for indoor networks where multiple pieces of client equipment can hear one another, our airMAX systems eliminate hidden node collisions and maximize air time efficiency. AirMAX incorporates smart polling which is a feature that improves the scalability of a wireless network by predicting the voice and data requirements of an application at any given time and allocating the required bandwidth. AirMAX also improves scalability by giving priority to active client hardware over idle client hardware to reduce perceived latency on large networks.

AirMAX provides users with the ability to seamlessly switch operating frequencies in real time to overcome noise and interference due to changes in the operating environment. We offer end to end solutions that incorporate our proprietary RF technology, antenna design and firmware technologies, which we collectively refer to as airTechnologies in this report. These technologies simplify the adoption and use of our products and provide our products and solutions with performance characteristics usually found only in the carrier class wireless networking solutions and solve significant performance, reliability, scalability and ease of use challenges in the unlicensed RF spectrum.

A majority of our airMAX products and solutions can leverage multiple input multiple output, or MIMO, technology, which relates to the use of multiple antennas at both the transmitter and receiver to improve performance. Most of our radios employ multiple independent transmitters and receivers to create independent communication channels using the same frequency spectrum. We use advanced array signal processing techniques to combine our radios’ communications channels into a single, higher data rate channel. Our approach to MIMO technology effectively doubles the capacity of our radios when compared to traditional radios. Each of our standalone antennas is dual polarized with radiation patterns that are optimized for MIMO performance. Our antennas are designed to provide a high degree of spatial filtering while maintaining two largely isolated channels. Our design produces a better signal to noise ratio for each channel and simplified signal processing to combine the channels, which in turn effectively doubles the throughput of our antennas, when compared to single input single output devices.

Enterprise WLAN – UniFi

In January 2011, we released our UniFi Enterprise Wi-Fi System, which is a scalable Wi-Fi solution that includes Wi-Fi certified hardware with a software based management controller. Unifi hardware utilizes MIMO technology, works with 802.11a/b/g/n standards, and uses a single cable for data transmission and power-over-ethernet. Unlike other enterprise Wi-Fi systems that utilize a hardware Wi-Fi switch, Unifi uses a virtual controller that allows for on-site management or remote management through the cloud. Each UniFi access point and can be managed centrally with the UniFi Controller software. The UniFi Controller enables enterprise WLAN managers to centrally configure and administer a UniFi network and individual access points without any special training and through secure access from any web browser. The UniFi Controller provides automatic UniFi access point detection, firmware updates, real-time status, map loading and advanced security options.

Video Surveillance – airVision

In August 2011, we introduced our line of AirCam H.264 megapixel IP cameras and AirVision management software controller. The H.264 cameras use a single cable for data transmission and power-over-ethernet. AirVision, our management controller software, can be used to manage multiple AirCam H.264 IP cameras as well as manage other digital video recorder devices. AirVision software is available for download at no cost on our website and only manages Ubiquiti Network camera devices. Similar to our other network management products, airVision can be accessed securely from any web browser, provides detailed statistical reporting and advanced analytics and provides a management console with multiple views, versatile camera settings and customizable event recordings.

Microwave Backhaul – airFiber

In March, 2012 we introduced airFiber, a 24 GHz Point-to-Point radio. Components of the airFiber product, including the radio, were designed by to provide additional throughput capacity and spectrum efficiency. AirFiber uses an integrated split antenna and the global position system to simultaneously send data packets from each side of the link. We engineered proprietary communication standards so that airFiber does not suffer from the traditional packet overhead associated with Wi-Fi based standards. In addition, airFiber allows for the use of HDD (“Hybrid Division Duplexing”) which optimizes the performance of both FDD (“Frequency Division Duplex”), and TDD (“Time Division Duplex”). We believe airFiber will be considered an alternative to wired backhauls as airFiber is not easily susceptible to vandalism, copper theft, and fiber optic damage because only the endpoints need to be secured.

Machine-To-Machine Communication – mFi

In June 2012, we announced mFi, which includes hardware sensors, power devices, and management software that allows devices to be controlled remotely. For example, mFi allows users to manage and monitor their building temperature and power consumption. The management controller software is IP based and can be accessed from any browser locally or through the cloud. MFi software allows management to create rules using if/then statements to control numerous devices.

The table below summarizes information about our product platforms:

Name	Target Applications	Bands of Operation (GHz)	MSRP
airMAX	Base station/Backhaul/CPE/Bridge	0.9/ 2.4/ 3.6/ 5.8/10	$ 39 - $399
UniFi	WLAN	2.4/ 5.8	$ 29 - $ 229
airVision	IP Video Surveillance	N/A	$ 89 - $ 110
airFiber	Microwave Backhaul	24.0	$ 2,995 - $3,500
mFi	Machine-To-Machine Communication	2.4/ 5.8	$ 8 - $ 99

The Ubiquiti Community

We established the Ubiquiti forum, support wiki and newsletter to foster a large, growing and engaged community of network operators and service providers. The Ubiquiti Community powers our business model by driving the rapid introduction of innovative and optimally engineered products, propagating viral marketing and adoption of our products and providing responsive product support. The following describes the key aspects of our business model that are powered by the Ubiquiti Community:

•

Product development. We seek to identify features and products that are, or are expected to be, needed or desired by network operators and service providers. We rely on the Ubiquiti Community as a significant source of requests for features that we translate into new product ideas and designs.

•

Sales and marketing. We rely on the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost effectively than is possible through traditional sales models. For example, there have been many instances where members of the Ubiquiti Community, who happen to be on online forums not affiliated with us, have strongly recommended that users of other wireless networking solutions try our products and solutions. We hold conferences as an effective way to introduce and promote our products and solutions to the Ubiquiti Community. For example, over 600 people attended our conference in Chicago, IL in March 2012.

•

Product support. Our network operators and service providers, who enthusiastically support each other through the Ubiquiti forum, wiki and newsletter, as well as other blogs and online groups, have fostered a large, scalable and, we believe, self sustaining mechanism for rapid product support and dissemination of information. The members of the Ubiquiti Community respond to user questions posted on our forum in a rapid manner. These responses are then rated by other members of the Ubiquiti Community to help ensure that the users are receiving the best possible answers.

Sales and Distribution

Historically, we have not employed a direct sales force. We sell our products and solutions globally to network operators, service providers and others primarily through our extensive network of distributors, and to a lesser extent, original equipment manufacturers (“OEMS”) and direct customers. During fiscal 2012, we sold our products to approximately 100 distributors, OEMs and direct customers (collectively, “customers”) in over 50 countries. In fiscal 2012, fiscal 2011 and fiscal 2010, Flytec Computers Inc. represented 16%, 20% and 17% of our revenues, respectively. In fiscal 2012, fiscal 2011 and fiscal 2010, Streakwave Wireless Inc. represented 10%, 15% and 13% of our revenues, respectively. We had no other customer or distributor that accounted for more than 10% of our revenues in fiscal 2012, fiscal 2011 or fiscal 2010.

A substantial majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. Sales in South America accounted for 25%, 26% and 10% of our revenues in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Sales in Europe, the Middle East and Africa accounted for 37%, 35% and 40% of our revenues in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. Information regarding financial data by geographic areas is set forth in Item 7 and Item 15 of this Form 10-K. See Note 13 of Notes to Consolidated Financial Statements under Item 15.

Although we publish an MSRP for our products, our distributors have control of pricing to the ultimate purchaser. We have not historically provided our distributors with any substantial sales training or marketing materials and our agreements with our distributors do not limit their ability to carry products that compete with ours. Our distribution agreements generally have a one year term, subject to automatic renewal unless cancelled by one of the parties. Our distributors typically provide us with purchase orders for delivery within 60 days, which we use to forecast future demand and estimate desired inventory builds.

We have initiated a training program for our distributors so that they can educate and train others to become certified trainers on the effective deployment and use of our products and solutions. The goal is for these certified trainers to in turn educate and train network operators and service providers on the effective deployment and use of our products and solutions. We intend to offer the training program to our distributors in different languages throughout the world.

Manufacturing and Suppliers

We retain contract manufacturers to manufacture, control the quality of and ship our products. We primarily utilize contract manufacturers located in China. Our relationships with contract manufacturers allow us to conserve working capital, reduce manufacturing costs and minimize delivery lead times while maintaining high product quality and the ability to scale quickly to handle increased order volume. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers.

Our internal manufacturing organization consists of supply chain managers, logistics employees and contractors who supervise the manufacture of our products at contract manufacturer sites and test engineers. We rely on our contract manufacturers and our internal quality assurance resources to implement quality assurance programs designed to achieve high product quality and reliability. We believe that our low warranty expenses and product return rate to date reflect a high level of product quality. We tightly integrate our research and development efforts with our supplier selection process. Once product manufacturing quality reaches a satisfactory level, we move into full scale production at the same contract manufacturer site. We also evaluate and utilize other suppliers for components from time to time.

We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from Qualcomm Atheros and we do not have a second source for their chipsets. We are party to a non-exclusive license agreement with Qualcomm Atheros whereby we license certain technology that we incorporate into our products. The current term of our amended license agreement with Qualcomm Atheros expires on September 1, 2013. This agreement automatically renews for successive one year periods unless the agreement is terminated by written notice of nonrenewal at least 90 days prior to the end of its then-current term. We depend on this license agreement to modify and replace firmware that Qualcomm Atheros provides with the chipsets with our proprietary firmware. While our agreement with Qualcomm Atheros remains effective, in accordance with the current terms of the agreement either party may terminate the agreement without cause at the end of the annual contract term.

We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the Qualcomm Atheros chipsets. If we need to seek a suitable second source for Qualcomm Atheros in our products, there can be no assurance that we would be able to successfully source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets.

Research and Development

Our research and development organization is responsible for the design, development and testing of our products. Our engineering team has deep expertise and experience in networking and antenna design, and we have a number of personnel with longstanding experience with network architecture and operation. We have developed and intend to continue to develop our technology in part by operating with a relatively flat reporting structure that relies on individual contributors or small development teams to develop, test and obtain feedback for our products. Our products and solutions benefit from the active engagement between the Ubiquiti Community and our research and development personnel throughout the product development cycle, resulting in rapid introduction and adoption of new products. Our research and development personnel evaluate the input from network operators and service providers and respond to their needs by modifying our products or developing new products based on input we receive.

As of June 30, 2012, our research and development team consisted of 95 full time equivalent employees located in California, Illinois, Lithuania and Taiwan. Our research and development operations work together on product development and new versions of our existing products. Our research and development expenses were $16.7 million, $11.4 million and $31.7 million (including the stock-based compensation resulting from the Summit transaction of $26.2 million in fiscal 2010) for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. We expect that the number of our research and development personnel will continue to increase over time and that our research and development expenses will also increase.

Competition

The markets for networking solutions for network operators and service providers, enterprise WLAN, video surveillance, microwave backhaul and machine-to-machine communications technology are highly competitive and are influenced by the following competitive factors, among others:

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

We believe we compete favorably with respect to a majority of these factors. Although we are a new entrant in the video surveillance, microwave backhaul and machine-to-machine communication markets, we believe our products compete favorably in these product categories. We have been successful in rapidly developing high performance integrated solutions because we use individual contributors and small, experienced development teams that focus on the key needs of underserved and underpenetrated markets. Our products and solutions are designed to meet the price-performance characteristics demanded by our end users to achieve a strong overall return on their investment. Our products are designed to operate in growing networks without degradation in performance or operational complexity. In the markets in which we currently participate, we have strong brand awareness.

A number of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. As we move into new markets for different types of equipment, our brand may not be as well known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. In the integrated radio market, our competitors include Alvarion Ltd., Motorola Inc. and Trango Systems Inc. In the 900MHz product market, our competitors include Cisco Systems, Inc. and Proxim Inc. In the embedded radio market, our competitors include Mikrotīkls Ltd. and Senao Networks, Inc. In the backhaul market, our competitors include Ceragon Networks, Inc., Mikrotīkls and DragonWave Inc. In the CPE market, our competitors include Mikrotīkls, Ruckus Wireless Inc. and TP-LINK Technologies CO., LTD. In the antenna market, we primarily compete with Andrew Corporation, PCTEL, Inc. and Radio Waves, Inc. In the enterprise WLAN market, we primarily compete with Ruckus, Aruba

Networks, Inc. and Cisco. In the video surveillance market, we primarily compete with Vivotek, Inc., Axis Communications AB and Mobotix Corp. In the microwave backhaul market, we primarily compete with DragonWave, SAF Tehnika and Trango. In the machine-to-machine communications market, we primarily compete with EnergyHub, Inc., Motorola and AlertMe.com Ltd. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our services and products are available. We seek patent protection for certain of our key concepts, components, protocols, processes and other inventions.

As of June 30, 2012, we had five issued patents in the U.S. and a number of pending U.S. and international patent applications. These patent applications relate to various high-level features embedded in certain of our products, including the integration of components in a microwave system and certain performance improvements to radio receivers. We have filed, and will continue to file, patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to our pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

As of June 30, 2012, we owned U.S. trademark registrations in our logo, UBNT, airControl, airGrid, airMAX, airView, airOS and design, UniFi and design, and a number of trademark applications and registrations in the U.S. and worldwide.

We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.

Employees

As of June 30, 2012, we employed 150 full time equivalent employees, which included 95 in research and development, 20 in sales, general and administrative and 35 in operations. As of that date, we had 63 in the United States, 22 in Lithuania, 45 in Taiwan and 20 in China. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Corporate Information

We incorporated in the State of California in 2003 as Pera Networks, Inc. and were largely inactive until we commenced our current operations in 2005 and changed our name to Ubiquiti Networks, Inc. at that time. In June 2010, Ubiquiti Networks, Inc., a California corporation, changed its state of organization to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. Our executive offices are located at 2580 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 942-3085. Our website address is

www.ubnt.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Unless the context requires otherwise, the words “we,” “us,” “our” and “Ubiquiti” refer to Ubiquiti Networks, Inc. and its subsidiaries as a whole.

As of June 30, 2012, we owned U.S. trademark registrations in our logo, UBNT, airControl, airGrid, airMAX, airView, airOS and design, UniFi and design, and a number of trademark applications and registrations in the U.S. and worldwide. Other trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://ir.ubnt.com/sec.cfm when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any event related to these known or unknown risks or uncertainties actually occurs and has material adverse effects on our business, financial condition and results of operations could be seriously harmed.

We have limited visibility into future sales, which makes it difficult to forecast our future operating results.

Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 98% and 97% and 93% of our revenues in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively low and fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.

We are subject to risks associated with our distributors’ inventory management practices. Should any of our distributors fail to resell our products in the period of time they anticipate or overstock inventories to address anticipated supply interruptions that do not occur, our revenues and operating results would suffer in future periods.

Our distributors are required to purchase and maintain their own inventories of our products and have no right to return the products they have purchased. We receive limited information from the distributors regarding their inventory levels and their sales of our products. If our distributors are unable to sell an adequate amount of their inventories of our products, their financial condition may be adversely affected, which could result in a decline in our sales to these distributors. Distributors with whom we do business may face issues maintaining sufficient working capital and liquidity or obtaining credit, which could impair their ability to make timely payments to us. In addition, in the past we have experienced shortages of our products and our distributors have ordered quantities in excess of their anticipated near term demand to insulate themselves from supply interruptions. If, in the future, some distributors decide to purchase more of our products than are required to satisfy customer demand in any particular quarter, inventories at these distributors would grow. These distributors likely would reduce future orders until inventory levels realign with customer demand, which could adversely affect our revenues in a subsequent quarter.

We rely on a limited number of distributors, and the loss of existing, or a need to add new distributors may cause disruptions in our shipments, which may materially adversely affect our ability to sell our products and achieve our revenue forecasts and we may be unable to sell inventory we have manufactured to meet expected demand in a timely manner, if at all.

Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In fiscal 2012, fiscal 2011 and fiscal 2010, Flytec Computers Inc. represented 16%, 20% and 17% of our revenues, respectively. In fiscal 2012, fiscal 2011 and fiscal 2010, Streakwave Wireless Inc. represented 10%, 15% and 13% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.

We have experienced, and may in the future experience, reduced sales levels and damage to our brand due to production of counterfeit versions of our products.

We have recently identified parties that are manufacturing and selling counterfeit products that infringe our intellectual property rights. Given the increased popularity of our products, we believe there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge, seeking to benefit from the consumer demand for our products. In order to combat counterfeit goods, we may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to do so. If the quality of counterfeit products is not representative of the quality of our products, further damage could be done to our brand. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, particularly in some foreign countries, where we could lose sales.

Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.

Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $94.9 million, $91.7 million, $87.8 million, $79.2 million and $67.6 million and our net income was $28.5 million, $27.9 million, $24.7 million, $21.5 million and $18.1 million in the three months ended June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. The Company’s stock has recently experienced substantial price volatility. For example, from our initial public offering through June 30, 2012, the price of our common stock ranged from $11.19 to $35.99 per share. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	shifts in our fulfillment practices including increasing inventory levels in attempt to decrease customer lead times;

•	inability of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us and the performance of our products;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	lost sales due to the proliferation of counterfeit versions of our products;

•	costs related to the protection of our intellectual property, including defense against counterfeiting efforts;

•	costs related to responding to government inquiries related to regulatory compliance;

•	our ability to control and reduce product costs;

•	expenses of our entry into new markets, such as video surveillance microwave backhaul and machine-to-machine communications;

•	commencement of litigation or adverse results in litigation;

•	changes in the manner in which we sell products;

•	increased warranty costs;

•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our distributors and their customers; and

•	the impact of write downs of excess and obsolete inventory.

In addition, our business may be subject to seasonality; however, our recent growth rates and timing of product introductions may have masked seasonal changes in demand. Although we have not perceived seasonality to date, we may experience seasonality in the future.

We could be adversely affected by unfavorable results from shareholder class action litigation.

Beginning on September 7, 2012, two purported shareholder class action complaints were filed against us. The complaints seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs. Although we believe that the allegations in the complaints are without merit and we intend to vigorously contest the litigation, there can be no assurance that we will be successful in our defense. If one or more of these claims are resolved against us, our consolidated financial statements could be materially adversely affected.

If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired, which could reduce our revenues and increase our costs.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. The prospective rights sought in our pending patent applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Any failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not be issued from any of our current or future applications.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property, such as counterfeits of our products and unauthorized registration of our trademarks by third parties, has occurred in the past and may occur in the future without our knowledge. The steps we have taken may not prevent unauthorized use of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Our competitors may also independently develop similar technology. Our failure to effectively protect our intellectual property could reduce the value and potential application of our technology and could impair our ability to compete. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products. We have initiated and may continue to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming and may divert the efforts of our technical staff and managerial personnel, which could result in lower revenues and higher expenses, whether or not such litigation results in a determination favorable to us.

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

Because our contract manufacturers operate in China, where prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States, certain of our contract manufacturers, their affiliates, their other customers or their suppliers may attempt to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Although we attempt to enter into agreements with our contract manufacturers to preclude them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights. We have in the past found and expect in the future to find counterfeit goods in the market being sold as Ubiquiti products. Although we take steps to stop counterfeits, we may not be successful and network operators and service providers who purchase these counterfeit goods may have a bad experience, our brand may be harmed, and our business, operating results and financial condition could be materially and adversely affected.

Our business and prospects depend on the strength of our brand. Failure to maintain and enhance our brand would harm our ability to expand our base of distributors and the number of network operators and service providers who purchase our products.

Maintaining and enhancing the Ubiquiti brand is critical to expanding our base of distributors, network operators, service providers, and VARs who purchase our products. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide products and solutions that address the price-performance characteristics sought by these customers and end-users in underserved and underpenetrated markets, which we may not do successfully. If we fail to promote, maintain and protect our brand successfully, our ability to sustain and expand our business and enter new markets will suffer. Furthermore, if we fail to replicate the Ubiquiti Community in other markets that we seek to enter, the strength of our brand in and beyond those markets could be adversely affected. Our brand may be impaired by a number of other factors, including product malfunctions and exploitation of our trademarks by others without permission. Despite our efforts to protect our trademarks, we have been unsuccessful to date in obtaining a trademark registration from the United States Patent and Trademark Office for the name of our company, Ubiquiti Networks, and as a result, we only have common law trademark rights in the United States in our name. Additionally, we have been subject to counterfeiting efforts which may damage our brand value. Any inability to effectively police our trademark rights against unauthorized uses by third parties could adversely impact the value of our trademarks and our brand recognition. If we fail to maintain and enhance the Ubiquiti brand, or if we need to incur unanticipated expenses to establish the brand in new markets, our operating results would be negatively affected from reduced sales and increased expenses related to strengthening our brand and our customers may be confused about which products are ours.

The networking, enterprise WLAN, video surveillance, microwave backhaul and machine-to-machine communications markets in which we compete are highly competitive and competitive pressures from existing and new products and solutions may have a material adverse effect on our business, revenues, growth rates and market share.

The networking, enterprise WLAN, video surveillance, microwave backhaul and machine-to-machine communications markets in which we compete are highly competitive and are influenced by competitive factors including:

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

As we move into new markets for different types of equipment, our brand may not be as well known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. In the integrated radio market, our competitors include Alvarion, Motorola and Trango, and in the 900MHz product market, Cisco and Proxim. In the embedded radio market, our competitors include Mikrotīkls and Senao. In the backhaul market, our competitors include Ceragon, DragonWave and Mikrotīkls. In the CPE market, our competitors include Mikrotīkls, Ruckus and TP-LINK. In the antenna market, we primarily compete with Andrew Corporation, PCTEL and Radio Waves. In the enterprise WLAN market, we primarily compete with Ruckus, Aruba Networks and Cisco. In the video surveillance market, we primarily compete with Vivotek, Axis Communications and Mobotix. In the microwave backhaul market, we primarily compete with DragonWave, SAF Tehnika and Trango. In the machine-to-machine communications market, we primarily compete with EnergyHub, Motorola and AlertMe.com. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.

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

Our distributors, network operators, service providers, VARs and system integrators may expect us to indemnify them for intellectual property infringement claims, damages caused by defective products and other losses.

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

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 76%, 70% and 59% of our revenues in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.

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

From 2008 to early 2010, we had a distribution arrangement with a distributor (“Distributor 1”), in the United Arab Emirates (“UAE”) that gave this distributor exclusive jurisdiction over eleven countries in the Middle East, including Iran, as well as authorization to sell worldwide. We had no sales to Distributor 1 in fiscal 2012, and sales to Distributor 1 represented 4% and 6% of our revenues in fiscal 2011 and fiscal 2010, respectively. We cannot determine which of our products Distributor 1 sold directly or indirectly to persons in Iran. At some point prior to February 2010, Distributor 1 requested that we list two resellers on our website as authorized resellers of our products in Iran and we did so. We removed these resellers from our website in late February 2010 upon learning of restrictions under the U.S. embargo.

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

OFAC is still reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts that led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. Any such fines may be material to our financial results in the period in which they are imposed. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

While we have now taken actions to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with these laws and regulations, we have obtained written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; we have notified all of our distributors of their obligations and have obtained updated distribution agreements from distributors that account for over 99% of our revenue in fiscal 2012. Our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.

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

We rely on the Ubiquiti Community to provide rapid and substantive feedback on the functionality and effectiveness of our products. The insights, problems and suggestions raised by the Ubiquiti Community enable our engineers to quickly resolve issues with our existing products and improve functionality in subsequent product releases. For example, we developed airSync (part of the airMAX platform) in response to collocation interference issues that were described in forum postings by members of the Ubiquiti Community. If the members of the Ubiquiti Community were to become less engaged or otherwise stopped providing valuable, timely feedback, our internal research and development costs and our time to market would increase, which could cause us to incur additional expenses or make our products less attractive to network operators and service providers.

Our profitability may decline as we expand into new product areas.

We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment. We have limited experience in selling our products outside of our distribution model. As we expand into new product areas, such as enterprise WLAN, video surveillance equipment, wireless backhaul and machine-to-machine communications, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful or we are not able to achieve the revenues or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. We may also be required to add a direct sales force and customer support personnel to market and support new or existing products, which would require us to accept substantially lower product margins or increase our operating expenses. Adding a direct sales force or customer support personnel could reduce our operating income and may not be successful.

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

We are dependent on Qualcomm Atheros for chipsets for our products and do not have short-term alternatives if Qualcomm Atheros were to terminate its agreement with us, which could cause us to be unable to fulfill short-term demand and delay our ability to fulfill orders.

Substantially all of our products currently include chipsets from Qualcomm Atheros. Our license agreement with Qualcomm Atheros may be terminated for convenience at the end of the annual contract term which is September 1, 2013 upon 90 days prior written notice by either party. The termination of our license agreement with Qualcomm Atheros could have a material adverse effect on our business, operating results and financial condition. To the extent we are unable to secure an adequate supply of chipsets from Qualcomm Atheros, we would be required to redesign our products to incorporate components from alternative sources, a process which would cause significant delays and would adversely impact our revenues. In accordance with the current terms of the agreement, Qualcomm Atheros may choose to terminate the agreement without cause at the end of the annual contract term by giving us at least 90 days prior written notice before September 1, 2013. We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the Qualcomm Atheros chipsets. Furthermore, if we sought a suitable second source for Qualcomm Atheros chipsets in our products, there can be no assurances that we would be able to successfully second source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our product designs to accommodate these different chipsets.

Our reliance on third party components and technology means that we may not be able to introduce new products that include certain advanced features and functionality without obtaining technology licenses from third parties. For example, we currently rely upon a license from Qualcomm Atheros, whose chipsets are incorporated in a majority all of our products. This process is critical to our ability to manufacture our products. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our introduction of new products, may adversely affect demand for our products and consequently, materially adversely affect our business, operating results and financial condition.

We base our production on our forecasts of future sales. If these forecasts are materially inaccurate, we may overbuild product, which we may be unable to sell in a timely manner or at all, or we may underbuild product, which may impair our customer relationships.

Our distributors typically provide us with purchase orders for delivery within 60 days. We provide our contract manufacturers forecasts of up to approximately five months of demand for long lead time components. To the extent our forecasts are materially inaccurate because we do not receive anticipated purchase order volume, we may under or overbuild product. We may over or under forecast the distributors’ actual demand for our products or the mix of products and the components associated with the building of our products. We have experienced volatility in orders with limited advanced notice, and we expect such volatility to occur in the future. If we are unable to meet any increases in demand, our business, operating results and financial condition would be materially adversely affected and our reputation with our customers may be damaged. Conversely, if we over forecast demand, we may build excess inventory which could materially adversely affect our business, operating results and financial condition.

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

We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of June 30, 2012, we held $102.8 million of our $122.1 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.

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

The final determination of our income tax liability may be materially different from our income tax provision. We are subject to income taxes in both the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally our calculations of income taxes are based on our interpretations of applicable tax laws in the jurisdictions in which we file. Although we believe our tax estimates are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.

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

We have substantially expanded our overall business, number of distributors and contract manufacturers, headcount and operations in recent periods. We have made investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in Lithuania and Taiwan. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our decision to operate with minimal infrastructure and low support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. As a result of our focus on managing our rapid growth, we may have not allocated sufficient resources to complying with applicable regulatory and other requirements, such as spectrum operating regulations, export and embargoed countries regulations and the Foreign Corrupt Practices Act, and our development of infrastructure designed to identify and monitor our compliance with these regulatory and other compliance obligations is at an early stage. For example, in February 2011 we hired our first employee charged with complying with spectrum use requirements and we hired a chief counsel in May 2011. Although we have put certain policies and procedures in place following the hiring of our chief financial officer in May 2010, certain of these policies have recently been adopted and our procedures have recently changed and we have limited staff responsible for their implementation and enforcement. For example, we have put in place procedures to verify foreign buyers against U.S. disqualified persons lists and to identify the need for export licenses based on proposed bills of material for new products. Furthermore, our employees who have the most contact with our distributors or who are involved with order entry have recently attended training regarding export controls sponsored by the BIS. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our business and operating results will suffer.

We do not expect our historical growth rates to continue into the future.

From fiscal 2006 to fiscal 2012, we experienced a CAGR of our revenues of over 137%. We do not expect to sustain this growth rate in the future. Our growth rate to date has reflected our acquisition of market share in a new market that was rapidly expanding, our introduction of products complementary to our initial offerings and our product pricing strategy designed to accelerate overall market penetration. Given our leadership role in, and the increasing maturity of, the global wireless broadband market, we expect that our revenue growth will slow in the future as it tracks more closely, and is constrained by, the growth rates of the overall market. Although we intend to employ a strategy consistent with our approach to wireless broadband networking as we seek to enter adjacent markets, such as enterprise WLAN, video surveillance, wireless backhaul and machine-to-machine communications, we cannot assure you that we will be successful in penetrating these markets in a manner that achieves rapid revenue growth, or at all. If we are unable to maintain adequate revenue growth, we may not have sufficient resources to execute our business objectives and our share price may decline.

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

Increased debt levels could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry.

As of June 30, 2012 we had $29.6 million of debt related to a term loan with East West Bank. Additionally, in August 2012 we increased the term loan facility to $50.0 million and entered into a revolving line of credit for up to another $50.0 million from East West Bank and U.S. Bank under a new loan agreement which replaced our prior loan agreement with East West Bank.

Our increased debt level could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures and future business opportunities;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

In addition, we may be able to incur substantial additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We are subject to risks related to our recently announced common stock repurchase program.

In August 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced Monday, August 13, 2012. The share repurchase program will be funded from existing cash on hand and from the proceeds from a loan agreement with East West Bank and U.S. Bank. By repurchasing our common stock we will reduce liquidity of our common stock in the open market and could experience increased volatility in our stock price. Additionally, in order to repurchase our common stock we have further increased our indebtedness to financial institutions, therefore substantially increasing our leverage and interest costs.

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

As of June 30, 2012 we had international operations in Hong Kong, Lithuania and Taiwan. We also sell to distributors outside the United States and for fiscal 2012, 2011 and 2010, our revenues from sales outside the United States were 76%, 70% and 59%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

•	the burdens of complying with a wide variety of U.S. laws applicable to export controls, foreign operations, foreign laws and different legal standards;

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	counterfeiting of our products or infringement on our intellectual property by third parties;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on distributors in various countries with different pricing policies, inventory management and forecasting practices;

•	reduced or varied protection for intellectual property rights in some countries;

•	demand for reliable wireless broadband networks in those countries;

•	requirements that we comply with local telecommunication regulations in those countries;

•	increased financial accounting and reporting burdens and complexity;

•	political, social and economic instability in some jurisdictions; and

•	terrorist attacks and security concerns in general.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in San Jose, California under a building lease which we entered into in December 2011. The lease term is from April 1, 2012 through June 30, 2017. The premises consist of 64,512 rentable square feet of space. We incur costs related to additional properties around the world and within the facilities of certain suppliers for use as research and development facilities, sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our hardware. For our research and development and sales and support personnel, we also have leased offices in Taipei, Taiwan, Kaunas, Lithuania and Barrington, Illinois. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

Item 3.	Legal Proceedings

Anti-Counterfeiting Litigation

In May, 2012, we filed a lawsuit in the U.S. federal court for the Northern District of California against Kozumi USA Corp. and its owner Shao Wei (William) Hsu. The lawsuit alleged that Kozumi and Hsu have engaged in intellectual property theft, and illegal manufacturing and sale of counterfeit Ubiquiti products. In June, the court granted our application for a temporary restraining order enjoining Kozumi and Hsu and anyone in active concert or participation with them from using our trademarks, destroying evidence of counterfeiting and infringement, or assisting, aiding or abetting any other person or business entity in engaging in or performing any of such activities. In July, the court issued a preliminary injunction against Kozumi and Hsu to the same effect and froze Hsu’s real estate assets in the U.S. We intend to vigorously pursue this and other legal actions against the counterfeiters.

Export Compliance

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

OFAC is still reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts, which led OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such fines may be material to our financial results in the period in which they are imposed. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

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

Shareholder Class Action Lawsuits

Beginning on September 7, 2012, two purported shareholder class action complaints were filed against us, certain of our officers and directors and the underwriters of our initial public offering in the United States District Court for the Northern District of California. The complaints purport to bring claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf a class of purchasers of our common stock from October 14, 2011 through August 9, 2012 and/or who acquired their stock pursuant to or traceable to the registration statement for the IPO. The complaints seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs.

We believe that the allegations in the complaints are without merit and intend to vigorously contest the litigation. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of possible losses we may experience in connection with this litigation.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “UBNT.” Our common stock began trading on October 14, 2011, upon our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the NASDAQ Global Select Market.

	Year Ended June 30, 2012
	High	Low
Second Quarter (from October 14, 2011)	$23.04	$16.25
Third Quarter	$33.97	$17.33
Fourth Quarter	$35.99	$11.19

As of September 21, 2012, the number of record holders of our common stock was 13. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares, for the period between October 14, 2011 (the date of our initial public offering) and June 30, 2012, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on October 14, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for the fiscal years ended June 30, 2012, 2011 and 2010 and the consolidated balance sheet data as of June 30, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the fiscal years ended June 30, 2009 and 2008 and the consolidated balance sheet data as of June 30, 2010, 2009 and 2008 are derived from our audited consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Year Ended June 30,
In thousands, except per share data	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenues	$353,517	$197,874	$136,952	$63,121	$22,435
Cost of revenues(1)	202,514	117,062	82,404	37,181	10,942

Gross profit	151,003	80,812	54,548	25,940	11,493
Operating expenses:
Research and development(1)	16,699	11,374	31,704	5,166	2,706
Sales, general and administrative(1)(2)(3)	9,012	7,358	18,162	2,946	1,396

Total operating expenses	25,711	18,732	49,866	8,112	4,102

Income from operations	125,292	62,080	4,682	17,828	7,391
Interest income (expense) and other, net	(1,269)	79	581	118	123

Income before provision for income taxes	124,023	62,159	5,263	17,946	7,514
Provision for income taxes	21,434	12,432	10,719	8,057	2,817

Net income (loss)	102,589	49,727	(5,456)	9,889	4,697
Preferred stock cumulative dividend and accretion of cost of preferred stock	(112,431)	(42,068)	(1,436)	—	—
Less allocation of net income to participating preferred stockholders	—	(2,784)	—	—	—

Net income (loss) attributable to common stockholders—basic	(9,842)	4,875	(6,892)	9,889	4,697
Undistributed earnings re-allocated to common stockholders	—	103	—	—	—

Net income (loss) attributable to common stockholders—diluted	$(9,842)	$4,978	$(6,892)	$9,889	$4,697

Net income (loss) per share of common stock:
Basic	$(0.12)	$0.08	$(0.08)	$0.10	$0.07

Diluted	$(0.12)	$0.07	$(0.08)	$0.09	$0.05

Weighted average shares used in computing net income (loss) per share of common stock:
Basic	83,460	63,092	88,972	101,687	70,307

Diluted	83,460	66,907	88,972	105,585	101,675

(1) Includes stock-based compensation as follows:
Cost of revenues	$117	$30	$124	$5	$1
Research and development	542	285	26,221	315	46
Sales, general and administrative	834	637	9,814	185	53

Total stock-based compensation	$1,493	$952	$36,159	$505	$100

(2) Includes a charge for an export compliance matter as follows:	$—	$—	$1,625	$—	$—
(3) Includes gain from a trademark coexistence agreement as follows:	$(1,500)	$—	$—	$—	$—

	June 30,
In thousands	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$122,060	$76,361	$28,415	$13,674	$5,936
Working capital	155,462	90,301	55,003	20,723	10,021
Total assets	213,736	131,678	82,090	26,673	12,820
Debt – long-term	22,623	—	—	—	—
Redeemable convertible preferred stock	—	145,847	106,781	—	—
Common stock and additional paid-in capital	129,073	608	2,057	1,584	1,026
Treasury stock	(69,515)	(69,515)	(62,268)	—	—
Total stockholders’ equity (deficit)	130,951	(53,872)	(52,835)	18,115	6,968

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a product driven company that leverages innovative proprietary technologies to deliver networking solutions with compelling price-performance characteristics to both start-up and established network operators and service providers. Our products bridge the digital divide by fundamentally changing the economics of deploying high performance networking solutions in underserved and underpenetrated wireless broadband access markets globally. These markets include emerging markets and other areas where individual users and small and medium sized enterprises do not have access to the benefits of carrier class broadband networking. Our business model has enabled us to break down traditional barriers, such as high product and network deployment costs, which are driven by business model inefficiencies and achieve rapid market adoption of our products and solutions in previously underserved and underpenetrated markets. Our business model and proprietary technologies provide us with a significant and sustainable competitive advantage over incumbents, who we believe are unable to respond effectively due to their higher cost business models.

We offer a broad and expanding portfolio of networking products and solutions and we recently introduced products in the enterprise WLAN, video surveillance, wireless backhaul and machine-to-machine communications markets. Our solutions include systems, high performance radios, antennas and management tools that have been designed to deliver carrier class performance for networking and other applications in the unlicensed RF spectrum. We began shipping embedded radios in fiscal 2006. In fiscal 2008 we introduced a line of products based on 802.11 standard protocols and in early fiscal 2010, we introduced a number of new products based on our proprietary airTechnologies, including our high-performance airMAX platform, which have been rapidly adopted by network operators and high-performance proprietary airMAX service providers. In fiscal 2012 and fiscal 2011, our systems revenue, which primarily consists of our airMAX platform, and to a lesser extent 802.11 standard based systems, accounted for 86% and 81% of our revenues, respectively. Although our airMAX platform has supplanted the demand for some of our 802.11 standard products, we have not experienced a decline in gross margin as we transition from 802.11 standard products to our airMAX platform as they have similar margin profiles. In the future, we expect sales of our airMAX platform products based on our other airTechnologies to continue to represent a growing portion of our revenues and the portion of our revenues derived from our 802.11 standard products to decline as a percentage of total revenues. Our embedded radios bear higher margins than our systems, but we believe that systems present a larger market opportunity.

Building on our leadership in the underserved and underpenetrated segments of the wireless broadband access market, we intend to expand our product offerings in our existing market and enter adjacent markets by relying on the combination of our efficient business model and proprietary technologies. For example, we have introduced products and solutions for the enterprise WLAN, video surveillance, and since late fiscal 2011 licensed microwave wireless backhaul and machine-to-machine communication markets. As we enter such new markets, we plan to leverage existing distributor relationships and establish engaged communities similar to that of the Ubiquiti Community to keep our operating expenses in line with our current model and enable us to offer products in these new markets with compelling price-performance characteristics.

Our revenues increased 79% to $353.5 million in fiscal 2012 from $197.9 million in fiscal 2011. Our revenues increased 44% to $197.9 million in fiscal 2011 from $137.0 million in fiscal 2010.

We had net income (loss) of $102.6 million, $49.7 million and $(5.5) million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Our net loss in fiscal 2010 reflected a one-time stock-based compensation charge of $35.9 million related to a repurchase of our common stock and options in connection with the sale of our Series A preferred stock and a $1.6 million charge related to a regulatory export compliance issue.

The Summit Transaction

In March 2010, we sold 33,898,990 shares of our Series A preferred stock and also issued warrants to purchase 2,135,640 shares of our Series A preferred stock to funds affiliated with Summit Partners, L.P. for net proceeds of $99.5 million. Simultaneously with the issuance of preferred stock and warrants, we repurchased 33,104,320 shares of common stock and canceled and repurchased 794,660 options to purchase common stock from our employees and consultants for aggregate consideration of $100.0 million. In June 2010, the funds affiliated with Summit Partners, L.P., exercised their warrants in full for consideration of $6.3 million. For a more complete description of these transactions see “—Repurchase of Common Stock and Sale of Series A Preferred Stock.”

We determined that the per share repurchase price of the common stock and options in March 2010 was above the fair value for shares of our common stock at the time of the repurchase. The fair value was determined to be $1.89, while the repurchase price was $2.95. Therefore, we recognized $35.9 million of the $100.0 million repurchase price as stock-based compensation expense in fiscal 2010. This stock-based compensation was allocated among the various categories of expense in our consolidated statements of operations as follows:

Year Ended June 30, 2010
(In thousands)
Cost of revenues	$99
Research and development	26,194
Sales, general and administrative	9,585

Total stock-based compensation related to the Summit transaction	$35,878

Repurchase of Series A Convertible Preferred Stock

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

Initial Public Offering

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

We classify our revenues into three product categories: systems, embedded radios and antennas/other.

•	Systems consists of three product categories:

•	Our proprietary airMAX platform products for network operators and service providers;

•	Our new platform products which include significant platforms introduced in late fiscal 2011 and during 2012 which includes the UniFi, airVision and airFiber platforms; and

•	Other 802.11 standard products including base stations, radios, backhaul equipment and CPE.

•

Embedded radios consist of more than 25 radio products primarily for OEMs, including both point to point and point to multipoint radios in the 2.0 to 6.0GHz spectrum, that are offered with a variety of features.

•

Antennas/other consist of antenna products in the 2.0 to 6.0GHz spectrum, as well as miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. These products include both high performance sector and directional antennas. This category also includes our allocation of revenues to PCS.

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 98%, 97% and 93% of our revenues in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return outside of standard warranty rights.

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

•

Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our registration and defense of trademarks, patents and shareholder litigation efforts and increased support for our business and operations as a public company.

Deferred Revenues and Costs

In the event that collectability of a receivable from products we have shipped is not reasonably assured, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. At June 30, 2012, we did not have any revenue deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured. At June 30, 2011, $1.2 million of revenue was deferred with a related deferred cost of revenues balance of $881,000.

Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of June 30, 2012 and 2011, we had deferred revenues of $805,000 and $497,000 respectively, related to these obligations.

Prepayments

We have historical agreements with certain contract manufacturers whereby we prepay for a portion of the product costs to assure the manufacture and timely delivery of our products. As of June 30, 2012 and 2011, we had prepayment balances of $129,000 and $5.3 million, respectively.

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

For our sales, evidence of the arrangement consists of an order from a customer. We consider delivery to have occurred once our products have been shipped and title and risk of loss have been transferred. For our sales, these criteria are met at the time the products are transferred to the customer. Our arrangements with customers do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

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

These third party valuations were also used for purposes of determining the Black-Scholes fair value of our stock option awards and related stock-based compensation expense. Beginning with our initial public offering on October 14, 2011, the fair value of our common stock is determined using the market price of our common stock as of the date of grant.

Repurchase of Common Stock and Options and Sale of Series A Preferred Stock

In March 2010, we entered into a Stock Purchase and Recapitalization Agreement with entities affiliated with Summit Partners, L.P., certain of our stockholders and certain of our optionees pursuant to which we repurchased shares of our common stock and vested options to acquire shares of our common stock from our stockholders and optionees and issued shares of our Series A convertible preferred stock, or the Series A shares, to entities affiliated with Summit Partners, L.P. Upon the closing of the transactions contemplated by the Stock Purchase and Recapitalization Agreement, we simultaneously repurchased an aggregate of 33,104,320 shares of our common stock at $2.95 per share from certain of our employees and consultants and repurchased and subsequently cancelled options to purchase an aggregate of 794,660 shares of our common stock for $2.95 per share from our employees and we issued an aggregate of 33,898,990 Series A shares and warrants to purchase an additional 2,135,640 Series A shares.

We determined by way of historical valuation that the fair market value of each share of our common stock outstanding and subject to outstanding options that we repurchased was $1.89, or $1.06 per share less than the per share repurchase price. As each person from whom we repurchased common stock or options was our employee or consultant, at the time of the repurchase or prior to that time, we recorded approximately $35.9 million as compensation expense, which represented the excess of the aggregate repurchase price over the aggregate fair value per share.

Each Series A share was convertible, at the option of the holder, into shares of our common stock on a one for one basis, subject to adjustment for future dilutive issuances, splits, consolidations and the like. From the initial date of issuance of our Series A preferred stock in March 2010, the holders of our Series A shares were entitled to receive cumulative dividends at an annual rate of 4% of the original purchase price per share, plus all accumulated and unpaid dividends. On January 10, 2011 we amended our certificate of incorporation. At such time, we paid a onetime dividend of (i) $0.08 per share issued on March 2, 2010 to holders of our Series A shares and (ii) $0.05 per share for each other share of our Series A preferred stock as consideration for all cumulative dividends from the initial date of issuance until November 19, 2010. After January 10, 2011, the holder of each Series A share is entitled to receive cumulative dividends of 4% of the original purchase price per share from January 10, 2011 through the payment date only upon the redemption of the Series A shares, the liquidation of our company for less than $2.95 per share or upon our default of certain contractual agreements with the holders of the Series A shares.

We accounted for the deemed dividends using the two class method and, as a result, our net income available to common stockholders was reduced by approximately $896,000, $4.3 million and $1.3 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

The Series A shares were redeemable under certain circumstances, at the option of the holders. The redemption features of our Series A shares required us to classify the Series A shares as a security outside stockholders’ equity and to record accretion related to the redemption rights until such time as the Series A shares were converted to common stock or redeemed. Upon the conversion of the Series A shares to common stock, the aggregate accretion was reclassified in stockholders’ equity as common stock and additional paid-in capital. All outstanding Series A shares were converted into shares of common stock in connection with our initial public offering in October 2011.

Results of Operations

Comparison of Years Ended June 30, 2012 and 2011

	Years Ended June 30,
	2012		2011
	(In thousands, except percentages)
Revenues	$353,517	100%	$197,874	100%
Cost of revenues(1)	202,514	57%	117,062	59%

Gross profit	151,003	43%	80,812	41%

Operating expenses:
Research and development(1)	16,699	5%	11,374	6%
Sales, general and administrative(1)(2)	9,012	3%	7,358	4%

Total operating expenses	25,711	8%	18,732	10%

Income from operations	125,292	35%	62,080	31%
Interest income (expense) and other, net	(1,269)	*	79	*

Income before provision for income taxes	124,023	35%	62,159	31%
Provision for income taxes	21,434	6%	12,432	6%

Net income	$102,589	29%	$49,727	25%

* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$117		$30
Research and development	542		285
Sales, general and administrative	834		637

Total stock-based compensation	$1,493		$952

(2) Includes a gain from a trademark coexistence agreement as follows:	$(1,500)		$—

Revenues

Revenues increased $155.6 million, or 79%, from $197.9 million in fiscal 2011 to $353.5 million in fiscal 2012. During fiscal 2012, the increase in revenues was due to higher unit volumes shipped, primarily attributable to the success of our systems products, most notably our airMAX platform. Although we cannot quantify the impact with any certainty, during fiscal 2012 we believe we experienced lost sales due to counterfeit goods. Although we have taken comprehensive legal actions to stop counterfeiters and minimize the impact of their activities, we believe that the amount of counterfeited goods, combined with the impact it has on our distributor’s inventory and the purchasing patterns of our customers, will negatively impact our revenues during fiscal 2013. Should we be unsuccessful in stopping the counterfeiting efforts or if new counterfeited products are introduced, our sales in the longer term will also be negatively impacted.

In fiscal 2012, revenues from Flytec and Streakwave represented 16% and 10%, respectively, of our revenues. In fiscal 2011, Flytec and Streakwave represented 20% and 15% of our revenues, respectively. No other distributor or customer represented more than 10% of our revenues in fiscal 2012 or fiscal 2011.

Revenues by Product Type

	Years Ended June 30,
	2012		2011
	(In thousands, except percentages)
airMAX	$223,743	63%	$113,001	57%
New platforms	29,465	8%	2,513	1%
Other systems	52,086	15%	44,884	23%

Systems	305,294	86%	160,398	81%
Embedded radio	10,056	3%	14,762	7%
Antennas/other	38,167	11%	22,714	12%

Total revenues	$353,517	100%	$197,874	100%

Systems revenues increased $144.9 million, or 90%, from $160.4 million fiscal 2011 to $305.3 million in fiscal 2012. The increase in systems revenues was primarily driven by rapid adoption of our airMAX platform, which we introduced in early fiscal 2010. Our new platforms category, which includes significant platforms introduced in late fiscal 2011 and during 2012, contributed $29.5 million and $2.5 million of revenue in fiscal 2012 and 2011, respectively. Our other systems revenue increased $7.2 million during fiscal 2012 as compared to fiscal 2011, primarily due to a specific customer network expansion during the quarter ending December 31, 2011.

Embedded radio revenues decreased by $4.7 million from fiscal 2011 to fiscal 2012. We anticipate that embedded radio products will decline in future periods as sales of these products are outpaced by sales of systems products.

Antennas/other revenues increased $15.5 million, or 68%, from $22.7 million in fiscal 2011 to $38.2 million in fiscal 2012. A primary driver of growth in antennas/other revenues was the broadening of our systems platforms, which drove demand for associated antennas. Antennas/other revenues also increased due to the growing sales of accessories purchased in connection with deployment of new systems, such as cables. Other revenues also include revenues that are attributable to PCS. We anticipate that antenna/other revenues will continue to increase in absolute dollars in future periods but will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally deliver product directly from our manufacturers to freight companies in Hong Kong, which have been retained by our customers and who in turn ship to other locations throughout the world. We have determined the geographical distribution of our product revenues based on ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain. The increase in revenues in absolute dollars across all regions was primarily driven by the success of our systems products, most notably our airMAX product line.

The following are our revenues by geography for fiscal 2012 and fiscal 2011.

	Years Ended June 30,
	2012		2011
	(In thousands, except percentages)
North America	$88,309	25%	$61,920	31%
South America	88,325	25%	50,824	26%
Europe, the Middle East and Africa	130,494	37%	68,297	35%
Asia Pacific	46,389	13%	16,833	8%

Total revenues	$353,517	100%	$197,874	100%

Cost of Revenues and Gross Margin

Cost of revenues increased $85.5 million, or 73%, from $117.1 million in fiscal 2011 to $202.5 million in fiscal 2012. Gross margin increased from 41% in fiscal 2011 to 43% in fiscal 2012. The increase in gross margins reflected a high level of revenue growth across a non-inventory cost of sales base that only saw a slight increase, and an increased focus on managing supply chain costs.

Operating Expenses

Research and Development

Research and development expenses increased $5.3 million, or 47%, from $11.4 million in fiscal 2011 to $16.7 million in fiscal 2012. However, as a percentage of revenues, research and development expenses decreased from 6% in fiscal 2011 to 5% in fiscal 2012. The increase in research and development expenses in absolute dollars in was due to increases in headcount and related expenses as we broadened our research and development activities to new product areas. As a percentage of revenues research and development expenses decreased due to our overall revenue growth. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative

Sales, general and administrative expenses increased $1.7 million, or 22%, from $7.4 million in fiscal 2011 to $9.0 million in fiscal 2012. As a percentage of revenues, sales, general and administrative expenses decreased from 4% in fiscal 2011 to 3% in fiscal 2012. Sales, general and administrative expenses increased slightly due to increased personnel costs and increased costs associated with our being and the preparation to be a public company. However, as a percentage of revenues sales, general and administrative expenses decreased slightly due to our overall revenue growth. Additionally, during fiscal 2012 we had a gain of $1.5 million related to a trademark coexistence agreement which the Company included as a reduction to its general and administrative expenses. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net was ($1.3) million for fiscal 2012, representing a decrease of $1.3 million from interest income (expense) and other, net of $79,000 for fiscal 2011. The decrease was primarily due to interest expense accrued on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011 and interest expense accrued on our term loan agreement with East West Bank which we entered into in September 2011.

Provision for Income Taxes

Our provision for income taxes increased $9.0 million, or 72%, from $12.4 million for fiscal 2011 to $21.4 million for fiscal 2012 related to increased levels of profitability. Our effective tax rate decreased to 17% for fiscal 2012 as compared to 20% for fiscal 2011 primarily due to increased sales in foreign tax jurisdictions with lower income tax rates. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Comparison of Years Ended June 30, 2011 and 2010

	Years Ended June 30,
	2011		2010
	(In thousands, except percentages)
Revenues	$197,874	100%	$136,952	100%
Cost of revenues(1)	117,062	59%	82,404	60%

Gross profit	80,812	41%	54,548	40%

Operating expenses:
Research and development(1)	11,374	6%	31,704	23%
Sales, general and administrative(1)(2)	7,358	4%	18,162	13%

Total operating expenses	18,732	10%	49,866	36%

Income from operations	62,080	31%	4,682	4%
Interest income and other, net	79	*	581	*

Income before provision for income taxes	62,159	31%	5,263	4%
Provision for income taxes	12,432	6%	10,719	8%

Net income (loss)	$49,727	25%	$(5,456)	(4)%

*	Less than 1%

(1) Includes stock-based compensation as follows:
Cost of revenues	$30	$124
Research and development	285	26,221
Sales, general and administrative	637	9,814

Total stock-based compensation	$952	$36,159

(2) Includes a charge for an export compliance matter as follows:	$—	$1,625

Revenues

Revenues increased $60.9 million, or 44%, from $137.0 million in fiscal 2010 to $197.9 million in fiscal 2011. During fiscal 2011, the increase in revenues was primarily attributable to the success of our systems products, most notably our airMAX product line. Increases in revenues from fiscal 2010 to fiscal 2011 were also attributable to higher unit volume.

In fiscal 2010, revenues from Flytec and Streakwave represented 17% and 13%, respectively, of our revenues. In fiscal 2011, Flytec and Streakwave represented 20% and 15% of our revenues, respectively. No other distributor or customer represented more than 10% of our revenues in fiscal 2010 or fiscal 2011.

Revenues by Product Type

	Years Ended June 30,
	2011		2010
	(In thousands, except percentages)
airMAX	$113,001	57%	$37,525	27%
New platforms	2,513	1%	—	—%
Other systems	44,884	23%	75,368	55%

Systems	160,398	81%	112,893	82%
Embedded radio	14,762	7%	14,047	10%
Antennas/other	22,714	12%	10,012	8%

Total revenues	$197,874	100%	$136,952	100%

Systems revenues increased $47.5 million, or 42%, from $112.9 million in fiscal 2010 to $160.4 million in fiscal 2011. The increase in systems revenues was driven by rapid adoption of our airMAX product line, which we introduced in early fiscal 2010, partially offset by a decline in our other systems revenues. Our new platforms category, which includes significant platforms introduced in late fiscal 2011, contributed $2.5 million of revenue in fiscal 2011.

Antennas/other revenues increased $12.7 million, or 127%, from $10.0 million in fiscal 2010 to $22.7 million in fiscal 2011. A primary driver of growth in antennas/other revenues was the broadening of our systems product lines, which drove demand for associated antennas. Antennas/other revenues also increased due to the growing sales of accessories purchased in connection with deployment of new systems, such as cables. Other revenues also include revenues that are attributable to PCS.

Revenues by Geography

The increase in revenues in absolute dollars across all regions was primarily driven by the success of our systems products, most notably our airMAX product line. The following are our revenues by geography for fiscal 2011 and fiscal 2010.

	Years Ended June 30,
	2011		2010
	(In thousands, except percentages)
North America	$61,920	31%	$56,995	42%
South America	50,824	26%	13,520	10%
Europe, the Middle East and Africa	68,297	35%	55,089	40%
Asia Pacific	16,833	8%	11,348	8%

Total revenues	$197,874	100%	$136,952	100%

Cost of Revenues and Gross Margin

Cost of revenues increased $34.7 million, or 42%, from $82.4 million in fiscal 2010 to $117.1 million in fiscal 2011, primarily due to growth in revenues and changes in product mix from embedded radios to our systems products. Gross margin remained relatively stable and was 40% and 41% in fiscal 2010 and 2011, respectively, reflecting the fact that a substantial majority of our revenues was from systems products. We believe that our gross margins have largely stabilized and do not expect substantial additional fluctuations in gross margins in the near term.

Operating Expenses

Research and Development

Research and development expenses decreased $20.3 million, or 64%, from $31.7 million in fiscal 2010 to $11.4 million in fiscal 2011. Research and development expense in fiscal 2010 included $26.2 million of stock-based compensation resulting from the Summit transaction in March 2010. Excluding the effect of the Summit transaction, research and development costs increased $5.9 million, or 106%, from $5.5 million in fiscal 2010 to $11.4 million in the fiscal 2011. Excluding the compensation expense related to the Summit transaction, as a percentage of revenues, research and development expenses increased from 4% in fiscal 2010 to 6% in fiscal 2011. These increases in research and development expenses were due to increases in headcount as we broadened our research and development activities to new product areas. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative

Sales, general and administrative expenses decreased $10.8 million, or 59%, from $18.2 million in fiscal 2010 to $7.4 million in fiscal 2011. Sales, general and administrative expense in fiscal 2010 included $9.6 million of stock-based compensation resulting from the Summit transaction in March 2010 and a $1.6 million charge related to an export compliance matter. Excluding the effect of the Summit transaction and the export compliance matter, sales, general and administrative costs increased $406,000, or 6%, from $7.0 million in fiscal 2010 to $7.4 million in fiscal 2011. Excluding the stock-based compensation expense related to the Summit transaction and the charge related to an export compliance matter, as a percentage of revenues, sales, general and administrative expenses decreased from 5% in fiscal 2010 to 4% in fiscal 2011. Excluding the effects of the Summit transaction and the export compliance matter, sales, general and administrative expenses increased slightly due to increased personnel costs and increased costs associated with our preparation to be a public company. However, as a percentage of revenues sales, general and administrative expenses decreased slightly due to our overall revenue growth. Over time, we expect our sales, general and administrative expenses increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Provision for Income Taxes

Our provision for income taxes increased $1.7 million, or 16%, from $10.7 million for fiscal 2010 to $12.4 million for fiscal 2011. Our effective tax rate for fiscal 2010 was 204% as compared to 20% for fiscal 2011. Our effective tax rate for fiscal 2010 was largely impacted by non-deductible stock-based compensation expense incurred pursuant to the Summit transaction in March 2010. Exclusive of the impact of the Summit transaction and a charge for an export compliance matter, our effective tax rate declined from 25% for fiscal 2010 to 20% for fiscal 2011 due to more taxable income being generated in foreign jurisdictions that have lower tax rates than the U.S.

Liquidity and Capital Resources

Since inception, our operations primarily have been funded through cash generated by operations, the sale of redeemable convertible preferred stock and the sale of common stock in our initial public offering. We had cash and cash equivalents of $122.1 million, $76.4 million and $28.4 million at June 30, 2012, 2011 and 2010, respectively.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of June 30, 2012, we held $102.8 million of our $122.1 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.

On September 15, 2011, we entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The EWB Loan Agreement consists of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments.

Additionally, on August 7, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent, which replaced the EWB Loan Agreement discussed above. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). We may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, we borrowed an additional $20.8 million of term loans under the Term Loan Facility.

On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100 million of our common stock. The share repurchase program commenced Monday, August 13, 2012. The share repurchase program will be funded from existing cash on hand and from the proceeds from the Loan Agreement as discussed above.

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$81,788	$62,842	$(25,985)
Net cash used in investing activities	(3,310)	(479)	(615)
Net cash (used in) provided by financing activities	(32,779)	(14,417)	41,341

Net increase in cash and cash equivalents	$45,699	$47,946	$14,741

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2012 of $81.8 million consisted primarily of net income of $102.6 million offset by changes in operating assets and liabilities. These changes consisted primarily of a $36.6 million increase in accounts receivable due to our overall revenue growth and slower payment patterns from our customers, a $16.5 million increase in accounts payable and accrued liabilities due to increased overall business activity, a $9.5 million increase in taxes payable due to our higher profitability, a $3.7 million decrease in prepaid expenses and other current assets due primarily to decreased deposits with our vendors and a $2.3 million increase in inventories related to increases in our overall business activity. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in a reduction of our net cash provided by operating activities of $11.6 million.

Net cash provided by operating activities in fiscal 2011 of $63.0 million increased from cash used in operating activities of $26.0 million in fiscal 2010. The increase in net cash provided by operating activities resulted from net income of $49.7 million and increases in operating assets and liabilities of $13.2 million in fiscal 2011. Changes in operating assets and liabilities consisted primarily of a $20.3 million increase in accounts payable and accrued liabilities, a $5.9 million increase in accounts receivable, a $1.3 million increase in taxes payable, a

$1.1 million increase in inventories, a $715,000 increase in prepaid expenses and other current assets and a net decrease of $810,000 in deferred revenues and deferred cost of revenues.

Cash used in operating activities of $26.0 million in fiscal 2010 declined substantially from cash provided by operating activities of $7.3 million in fiscal 2009. The decline in cash used in operating activities resulted from our net loss of $5.5 million, net noncash charges and credits of $453,000 and a net increase in operating assets and liabilities of $21.0 million. Noncash charges and credits primarily consisted of an $800,000 charge for bad debt expense, offset by a $645,000 credit for deferred taxes. Excluding the $35.9 million charge related to the Summit transaction, we would have generated $9.9 million of cash from operating activities in fiscal 2010. Changes in operating assets and liabilities primarily consisted of $29.5 million increase in accounts receivable, a $10.1 million increase in deferred revenues offset by an increase in deferred cost of revenues of $5.9 million, a $7.9 million increase in accounts payable and accrued liabilities, a $4.1 million increase in inventories, a $1.6 million increase in income taxes payable and a $1.0 million increase in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Our investing activities consist solely of capital expenditures. Capital expenditures for fiscal 2012, 2011 and 2010 were $3.3 million, $479,000 and $615,000, respectively.

Cash Flows from Financing Activities

We used $32.8 million of cash in financing activities during fiscal 2012. In July 2011, we repurchased an aggregate of 12,041,700 shares of our Series A preferred stock from entities affiliated with Summit Partners, L.P., one of our major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. The $68.0 million was paid down primarily using proceeds from the term loan we executed with East West Bank on September 15, 2011 and funds raised upon the completion of our initial public offering on October 19, 2011.

On September 15, 2011, we entered into the EWB Loan Agreement, which consists of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. We used $34.0 million of the term loan to repay a portion of our outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. During fiscal 2012, we paid down the loan balance by $5.3 million.

On October 19, 2011, we completed an initial public offering whereby we sold 2,395,328 shares and selling stockholders sold 4,642,902 shares of our common stock. During the six months ended December 31, 2011, we received net proceeds of $32.6 million after deducting the underwriting fees and commissions and other offering expenses.

During fiscal 2012, we received $811,000 in cash from stock option exercises, paid $1.4 million related to employee tax withholdings on net share settlements of restricted stock units and had an excess tax benefit from stock-based awards of $13.8 million.

We used $14.4 million of cash in financing activities during fiscal 2011. During fiscal 2011, we entered into a stock purchase agreement to repurchase 2,975,590 shares of common stock from three stockholders for total consideration of $7.3 million. In fiscal 2011, we also repurchased and subsequently cancelled options to purchase 420,400 shares of our common stock from two of our option holders for aggregate consideration of $2.2 million. Additionally, we paid a dividend on our Series A convertible preferred stock of $3.0 million and paid $1.8 million in costs related to third party consulting services associated with the offering.

Our financing activities provided net cash of $41.3 million during fiscal 2010. Net financing activities consisted primarily of proceeds from the issuance of Series A preferred stock for $100.0 million from Summit Partners, $500,000 paid for legal and other administrative costs related to the closing of the transaction with entities affiliated with Summit Partners, offset by $64.1 million of repurchases of common stock and cancellation of options in connection with the issuance of Series A preferred stock. Additionally, proceeds of $6.3 million were provided from the exercise of Series A preferred stock warrants issued to entities affiliated with Summit Partners, L.P. and $512,000 was used for the repurchase of common stock unrelated to the Summit transaction.

Stock Split

In October 2011 we completed a 2.5 for one forward stock split of our common and preferred stock. All share and per share information set forth herein has been retroactively adjusted to reflect the split.

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

The following table summarizes our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$1,240	$2,759	$2,540	$—	$6,539
Debt payment obligations	7,000	14,000	8,750	—	29,750
Interest payments on debt payment obligations	730	882	160	—	1,772

Total	$8,970	$17,641	$11,450	$—	$38,061

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

As of June 30, 2012, we had $8.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

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

OFAC is still reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts, which led OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such fines may be material to our financial results in the period in which they are imposed. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2012 or 2011.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at June 30, 2012.

Based upon our historical experience and information known as of June 30, 2012, we do not believe it is likely that we will have significant liability for the above indemnities at June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012 and 2011, we had no off-balance sheet arrangements other than those indemnification agreements described above.

Recent Accounting Pronouncements

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

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our consolidated financial results presented in accordance with GAAP, we use Non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described below. Management believes that these Non-GAAP financial measures reflect an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. Non-GAAP financial measures used by us include net income or loss and diluted net income or loss per share.

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

The following table shows our Non-GAAP financial measures:

	Years Ended June 30,
	2012	2011	2010
	(In thousands, except per share amounts)
Non-GAAP net income	$102,585	$50,298	$32,023
Non-GAAP diluted net income per share of common stock	$1.09	$0.49	$0.30

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

The following table shows a reconciliation of GAAP net income to non-GAAP net income:

	Years Ended June 30,
	2012	2011	2010
	(In thousands, except per share amounts)
GAAP net income (loss)	$102,589	$49,727	$(5,456)
Ordinary course stock-based compensation expense:
Cost of revenues	117	30	25
Research and development	542	285	27
Sales, general and administrative	834	637	229

Total ordinary course stock-based compensation expense	1,493	952	281
Stock-based compensation expense related to the Summit transaction:
Cost of revenues	—	—	99
Research and development	—	—	26,194
Sales, general and administrative	—	—	9,585

Total stock-based compensation expense related to the Summit transaction	—	—	35,878
Charge for a regulatory export compliance issue	—	—	1,625
Gain from a trademark coexistence agreement	(1,500)	—	—
Tax effect of non-GAAP adjustments	3	(381)	(305)

Non-GAAP net income	$102,585	$50,298	$32,023

Non-GAAP diluted income per share(1)	$1.09	$0.49	$0.30

Weighted-average shares used in non-GAAP diluted income per share(1)	93,762	102,942	105,109

(1)

Non-GAAP diluted net income per share of common stock is calculated using non-GAAP net income excluding stock-based compensation and a gain from a trademark coexistence agreement, net of taxes and weighted-average shares outstanding as if Series A preferred stock is treated as common stock for the periods presented.

The following table shows a reconciliation of weighted-average shares used in computing net income (loss) per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Weighted average shares used in computing net income (loss) per share of common stock- diluted	83,460	66,907	88,972
Weighted average dilutive effect of stock options and restricted stock units	2,695	—	4,125
Weighted average shares of Series A preferred stock outstanding	7,607	36,035	12,012

Weighted-average shares used in computing non-GAAP diluted income per share of common stock	93,762	102,942	105,109

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We have interest rate risk from the LIBOR index that is used to determine the interest rates on our EWB Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. Based on a sensitivity analysis, as of June 30, 2012, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a significant change in net income (loss) before income taxes over the next 12 months.

We had cash and cash equivalents of $122.1 million and $76.4 million as of June 30, 2012 and 2011, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During fiscal 2012 and 2011, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

We are not yet required to include management’s annual report on internal control over financial reporting. We will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 71 of this Form 10-K.

2. Financial Statement Schedules

See Item 15(c) below.

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Networks, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Offer Letter, dated as of May 19, 2011, between Ubiquiti Networks, Inc. and Steve Hanley.	S-1	10.4	June 17, 2011

10.5#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.6#	Employment Agreement, dated as of May 10, 2010, between Ubiquiti Networks, Inc. and John Ritchie.	S-1	10.6	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.7#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

10.8	Employment Agreement, dated as of March 19, 2012, between Ubiquiti Networks, Inc. and Jessica Zhou.

10.9	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.10	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.11	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.12†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.13†	OEM Agreement, dated as of August 31, 2006, between Ubiquiti Networks, Inc. and Lite-On Technology Corp.	S-1	10.13	June 17, 2011

10.14	Loan and Security Agreement, dated as of September 15, 2011, between Ubiquiti Networks, Inc. and East West Bank.	S-1	10.14	September 16, 2011

10.15	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.16	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.17#	Separation and Release Agreement between Steve Hanley and Ubiquiti Networks, Inc.	10-Q	10.17	May 2, 2012

10.18	Loan and Security Agreement, dated as of August 7, 2012, by and among Ubiquiti Networks, Inc., the lenders from time to time party thereto, U.S. Bank, as Syndication Agent, and East West Bank, as Administrative Agent	8-K	10.1	August 13, 2012

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(*)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

(c) Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2012

Ubiquiti Networks, Inc.

/s/ Robert J. Pera
Robert J. Pera Chief Executive Officer and Director (Principal Executive Officer)

/s/ John Ritchie
John Ritchie Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Pera and John Ritchie and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2012

/s/ John Ritchie John Ritchie	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2012

/s/ Peter Y. Chung Peter Y. Chung	Director	September 28, 2012

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	September 28, 2012

/s/ John L. Ocampo John L. Ocampo	Director	September 28, 2012

/s/ Robert M. Van Buskirk Robert M. Van Buskirk	Director	September 28, 2012

/s/ J. William Gurley J. William Gurley	Director	September 28, 2012

UBIQUITI NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ubiquiti Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ubiquiti Networks, Inc. and its subsidiaries at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 28, 2012

UBIQUITI NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$122,060	$76,361
Accounts receivable, net of allowance for doubtful accounts of $1,266 and $596, respectively	75,644	39,811
Inventories	7,734	5,663
Current deferred tax asset	882	—
Prepaid expenses and other current assets	1,577	6,267

Total current assets	207,897	128,102
Property and equipment, net	4,471	1,022
Long-term deferred tax asset	232	324
Other long–term assets	1,136	2,230

Total assets	$213,736	$131,678

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$26,450	$14,758
Customer deposits	235	1,675
Deferred revenues	805	1,734
Income taxes payable	946	4,428
Debt-short-term	6,968	—
Other current liabilities	17,031	15,206

Total current liabilities	52,435	37,801
Long-term taxes payable	7,727	1,870
Debt-long-term	22,623	—
Other long–term liabilities	—	32

Total liabilities	82,785	39,703

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock—$0.001 par value; zero and 36,034,630 shares authorized as of June 30, 2012 and 2011, respectively:
Zero and 36,034,630 shares issued and outstanding at June 30, 2012 and 2011, respectively; maximum liquidation preference of $0 and $145,847 as of June 30, 2012 and 2011, respectively	—	145,847

Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 50,000,000 shares authorized, none issued	—	—
Common stock—$0.001 par value; 150,000,000 shares authorized: 92,049,978 and 62,685,955 outstanding at June 30, 2012 and 2011, respectively	92	63
Additional paid–in capital	128,981	545
Treasury stock—39,079,910 shares held in treasury at June 30, 2012 and 2011	(69,515)	(69,515)
Retained earnings	71,393	15,035

Total stockholders’ equity (deficit)	130,951	(53,872)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$213,736	$131,678

See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

	Years Ended June 30,
	2012	2011	2010
Revenues	$353,517	$197,874	$136,952
Cost of revenues(1)	202,514	117,062	82,404

Gross profit	151,003	80,812	54,548

Operating expenses:
Research and development(1)	16,699	11,374	31,704
Sales, general and administrative(1)	9,012	7,358	18,162

Total operating expenses	25,711	18,732	49,866

Income from operations	125,292	62,080	4,682
Interest income (expense) and other, net	(1,269)	79	581

Income before provision for income taxes	124,023	62,159	5,263
Provision for income taxes	21,434	12,432	10,719

Net income (loss)	$102,589	$49,727	$(5,456)
Preferred stock cumulative dividend and accretion of cost of preferred stock	(112,431)	(42,068)	(1,436)
Less allocation of net income to participating preferred stockholders	—	(2,784)	—

Net income (loss) attributable to common stockholders—basic	$(9,842)	$4,875	$(6,892)
Undistributed earnings re-allocated to common stockholders	—	103	—

Net income (loss) attributable to common stockholders—diluted	$(9,842)	$4,978	$(6,892)

Net income (loss) per share of common stock:
Basic	$(0.12)	$0.08	$(0.08)

Diluted	$(0.12)	$0.07	$(0.08)

Weighted average shares used in computing net income (loss) per share of common stock:
Basic	83,460	63,092	88,972

Diluted	83,460	66,907	88,972

(1) Includes stock-based compensation as follows
Cost of revenues	$117	$30	$124
Research and development	542	285	26,221
Sales, general and administrative	834	637	9,814

See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands

	Convertible Preferred Stock		Common Stock		APIC	Treasury Stock		Notes Receivable from Stockholders	Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balances at June 30, 2009	—	$—	101,690,000	$102	$1,482	—	$—	$(53)	$16,584	$18,115
Net income	—	—	—	—	—	—	—	—	(5,456)	(5,456)
Sale of Series A convertible preferred stock	33,898,990	98,190	—	—	—	—	—	—	—	—
Accretion of costs of Series A convertible preferred stock	—	100	—	—	—	—	—	—	(100)	(100)
Warrant settlement	—	855	—	—	—	—	—	—	—	—
Exercise of warrants to purchase Series A convertible preferred stock	2,135,640	6,300	—	—	—	—	—	—	—	—
Preferred stock cumulative dividend	—	1,336	—	—	—	—	—	—	(1,336)	(1,336)
Repurchase of common stock	—	—	(36,104,320)	(36)	—	(36,104,320)	(62,268)	—	—	(62,304)
Repurchase and cancellation of stock options	—	—	—	—	—	—	—	—	(2,316)	(2,316)
Tax impact of employee stock transactions	—	—	—	—	228	—	—	—	—	228
Interest on note receivable from stockholders	—	—	—	—	—	—	—	(3)	—	(3)
Repayment of notes receivable	—	—	—	—	—	—	—	56	—	56
Stock-based compensation expense	—	—	—	—	281	—	—	—	—	281

Balances at June 30, 2010	36,034,630	106,781	65,585,680	66	1,991	(36,104,320)	(62,268)	—	7,376	(52,835)
Net income	—	—	—	—	—	—	—	—	49,727	49,727
Accretion of costs of Series A convertible preferred stock	—	37,735	—	—	—	—	—	—	(37,735)	(37,735)
Repurchase of common stock	—	—	(2,975,590)	(3)	—	(2,975,590)	(7,247)	—	—	(7,250)
Preferred stock cumulative dividend	—	4,333	—	—	—	—	—	—	(4,333)	(4,333)
Payment of preferred stock cumulative dividend	—	(3,002)	—	—	—	—	—	—	—	—
Restricted stock units issued, net	—	—	75,865	—	(252)	—	—	—	—	(252)
Option cancellations and repurchases	—	—	—	—	(2,146)	—	—	—	—	(2,146)
Stock-based compensation expense	—	—	—	—	952	—	—	—	—	952

Balances at June 30, 2011	36,034,630	145,847	62,685,955	63	545	(39,079,910)	(69,515)	—	15,035	(53,872)
Net income	—	—	—	—	—	—	—	—	102,589	102,589
Accretion of costs of Series A convertible preferred stock	—	111,535	—	—	(65,632)	—	—	—	(45,903)	(111,535)
Repurchase of Series A convertible preferred stock	(12,041,701)	(108,000)	—	—	—	—	—	—	—	—
Preferred stock cumulative dividend	—	896	—	—	(568)	—	—	—	(328)	(896)
Conversion of preferred stock into common stock in conjunction with initial public offering	(23,992,929)	(150,278)	23,992,929	24	150,254	—	—	—	—	150,278
Issuance of common stock pursuant to initial public offering, net of offering expenses	—	—	2,395,328	2	30,450	—	—	—	—	30,452
Stock options exercised	—	—	2,885,470	3	808	—	—	—	—	811
Restricted stock units issued, net	—	—	90,296	—	(1,390)	—	—	—	—	(1,390)
Stock-based compensation expense	—	—	—	—	1,493	—	—	—	—	1,493
Tax impact of employee stock transactions	—	—	—	—	13,021	—	—	—	—	13,021

Balances at June 30, 2012	—	$—	92,049,978	$92	$128,981	(39,079,910)	$(69,515)	$—	$71,393	$130,951

See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended June 30,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$102,589	$49,727	$(5,456)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	602	213	144
Provision for inventory obsolescence	195	198	560
Deferred taxes	(897)	(1,163)	(645)
Excess tax benefit from stock-based compensation	(13,794)	—	(228)
Stock-based compensation	1,493	952	281
Revaluation of warrants to fair value	—	—	(456)
Accrued interest on loan from stockholder	—	—	(3)
Provision for doubtful accounts	815	(200)	800
Change in assets and liabilities:
Accounts receivable	(36,648)	(5,864)	(29,542)
Inventories	(2,266)	(1,058)	(4,082)
Deferred cost of revenues	881	5,023	(5,904)
Prepaid expenses and other assets	3,660	(715)	(1,039)
Accounts payable	11,692	9,077	3,926
Taxes payable	9,539	1,292	1,567
Deferred revenues	(929)	(5,833)	10,108
Accrued liabilities and other	4,856	11,193	3,984

Net cash provided by (used in) operating activities	81,788	62,842	(25,985)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,310)	(479)	(615)

Net cash used in investing activities	(3,310)	(479)	(615)

Cash Flows from Financing Activities:
Proceeds from term loan, net of issuance costs	34,813	—	—
Payments on term loan balance	(5,250)	—	—
Repurchase of Series A convertible preferred stock	(108,000)	—	—
Issuance of convertible subordinated promissory notes	68,000	—	—
Payment of convertible subordinated promissory notes	(68,000)	—	—
Proceeds from shares issued in initial public offering, net of offering costs	32,443	—	—
Proceeds from exercise of stock options	811	—	—
Proceeds from issuance of Series A preferred stock and warrants, net of issuance costs	—	—	99,500
Proceeds from exercise of Series A preferred stock warrants	—	—	6,300
Payment of deemed dividend on Series A convertible preferred stock	—	(3,002)	—
Repurchase of common stock and cancellation of options in connection with Series A stock purchase agreement	—	—	(64,107)
Other repurchases of common stock and outstanding awards	—	(9,648)	(512)
Tax withholdings related to net share settlements of restricted stock units	(1,390)	—	—
Payment of deferred offering costs	—	(1,767)	(124)
Excess tax benefit from stock-based compensation	13,794	—	228
Repayment of notes receivable from stockholders	—	—	56

Net cash provided by (used in) financing activities	(32,779)	(14,417)	41,341

Net increase in cash and cash equivalents	45,699	47,946	14,741
Cash and cash equivalents, beginning of year	76,361	28,415	13,674

Cash and cash equivalents, end of year	$122,060	$76,361	$28,415

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$6,211	$12,141	$9,944
Interest paid	$689	$—	$—
Conversion of preferred stock into common stock in conjunction with initial public offering	$150,278	$—	$—

See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business—Ubiquiti Networks, Inc. was incorporated in the State of California in 2003 as Pera Networks, Inc. and commenced its current operations in 2005 and changed its name to Ubiquiti Networks, Inc. at that time. In June 2010, the Company changed its state of incorporation to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. At the same time the Company completed a four-for-one forward stock split of its outstanding common stock, and a proportional adjustment to the existing conversion ratio for preferred stock Series A. On October 3, 2011, the Company completed a 2.5-for-one forward stock split to its common and preferred stock for all stockholders of record as of October 3, 2011. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect these forward stock splits and adjustment of the preferred stock conversion ratio.

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

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2012, 2011 and 2010 as fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Ubiquiti and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in Lithuania and Hong Kong. The Company’s Hong Kong subsidiary also operates a branch office in Taiwan. All material intercompany transactions and balances have been eliminated.

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

Recognition of Revenues

Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied post contract customer support (“PCS”). The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where the Company lacks evidence that collectability of the resulting receivable is reasonably assured, it defers recognition of revenue until the receipt of cash. At June 30, 2012 and 2011 $805,000 and $1.7 million, respectively, of revenues were deferred.

For the Company’s sales, evidence of the arrangement consists of an order from a customer. The Company considers delivery to have occurred once its products have been shipped and title and risk of loss have been transferred. For the Company’s sales, these criteria are met at the time the products are transferred to the customer. The Company’s arrangements with customers do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

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

The Company has allocated revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices, which currently is two years. At June 30, 2012 and 2011, $805,000 and $497,000 of revenue was deferred in this way. All cost of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.

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

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. At June 30, 2012 and 2011, the Company had cash and cash equivalents of $122.1 million and $76.4 million, respectively. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of U.S. dollar denominated money market funds and cash deposited in demand accounts.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company primarily places its temporary cash investments with high credit quality financial institutions which invest predominantly in U.S. money market funds. Deposits of cash outside the United States totaled $102.8 million and $29.6 million at June 30, 2012 and 2011, respectively. The Company would incur significant tax liabilities if it were to repatriate its non-U.S. deposits.

The Company derives its accounts receivable from revenues earned from customers located worldwide. The Company bases credit decisions primarily upon a customer’s past credit history. The Company’s standard credit terms are net 30 to 60 days.

The Company subcontracts with other companies to manufacture most of its products. The Company relies on the ability of these contract manufacturers to produce the products sold to its distributors and original equipment manufacturers (“OEMs”). A significant portion of the Company’s products are manufactured by a few contract manufacturers. If the Company’s contract manufacturers were to lose production capabilities, the Company would experience delays in delivering products to its distributors and OEMs. The Company does not maintain long-term agreements with its contract manufacturers, which could lead to an inability of the Company to obtain its products in a timely fashion at prices consistent with those previously charged.

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

Deferred Cost of Revenues

Deferred cost of revenues consist of the cost of product shipped to distributors for which the rights and obligations of ownership have passed to the distributor but revenues have not yet been recognized primarily because the collectability criterion for revenue recognition has not been fulfilled. The Company classifies those amounts as deferred cost of revenues. All deferred costs of revenues are stated at cost. The Company periodically assesses the recoverability of deferred cost of revenues and writes down the deferred cost of revenues balances to establish a new cost basis when recovery of deferred cost of revenues is not reasonably assured. The Company evaluates recoverability based on various factors including the length of time the product has been held at the distributor’s site and the financial viability of the distributor.

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

Redeemable Convertible Preferred Stock

On October 19, 2011, the Company’s outstanding Series A preferred stock converted to common stock immediately prior to the closing of the Company’s initial public offering and no additional accretion was recorded. Prior to the conversion, upon the sixth anniversary of the issuance of Series A preferred stock, the holders of Series A preferred stock could require the Company to redeem such preferred stock out of legally available funds at the greater of (i) the Liquidation Value of $2.95 per share plus all accrued and unpaid dividends or (ii) the market price of the common stock issuable upon conversion of each share of Series A preferred stock into common stock, plus all accrued and unpaid dividends. Since the maximum redemption amount was contingent on the fair value of the equity security at the redemption date, the Company calculated the accretion based on the fair value as of the balance sheet date prorated over the contractual life. The Company recorded $111.5 million, $37.7 million and $100,000 of accretion in fiscal 2012, 2011 and 2010, respectively. Due to the conversion immediately prior to the closing of the Company’s initial public offering, no additional accretion will be recorded in future periods.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. In estimating the allowance, management considers, among other factors, (i) the aging of the accounts receivable, (ii) the Company’s historical write offs, (iii) the credit worthiness of each distributor based on payment history and (iv) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific distributor’s ability to meet its obligations to the Company, the Company records a specific allowance against amounts due from the distributor, and thereby reduces the net recognized receivable to the amounts it reasonably believes will be collected.

The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2012	2011	2010
Beginning balance	$596	$800	$—
Charged to or released from expenses	815	(200)	800
Bad debt write-offs	(145)	(4)	—

Ending Balance	$1,266	$596	$800

Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, debt and other current liabilities approximate fair value due to their short maturities. See Note 3.

Long Lived Assets

The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for fiscal 2012, 2011 and 2010.

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

Depreciation expense was $602,000, $213,000 and $144,000 for fiscal 2012, 2011 and 2010, respectively.

Intangible Assets

The Company’s intangible assets consist primarily of legal costs associated with application and registration of the Company’s patents and trademarks. The Company amortizes all acquisition-related intangible assets that are subject to amortization over the estimated useful life based on economic benefit, which ranges from 5 to 10 years.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s initial public offering were capitalized. Deferred offering costs of $3.1 million were offset against initial public offering proceeds upon the closing of the offering in October 2011. There were $2.1 million of deferred offering costs capitalized as of June 30, 2011.

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

The Company’s financial assets at June 30, 2012 and 2011 included money market funds which were valued based on quoted prices in active markets for substantially similar assets and, therefore, were Level 1 instruments. Additionally, at June 30, 2012 the Company had debt associated with its Loan and Security Agreement with East West Bank (See Note 8). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.

As of June 30, 2012 and 2011, the fair value hierarchy for the Company’s financial assets and financial liabilities was as follows (in thousands):

	June 30, 2012				June 30, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$108,228	$108,228	$—	$—	$43,572	$43,572	$—	$—
Liabilities:
Debt	$29,591	$—	$29,591	$—	$—	$—	$—	$—

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2012	2011	2010
Numerator:
Net income (loss) attributable to common stockholders—basic	$(9,842)	$4,875	$(6,892)

Net income (loss) attributable to common stockholders—diluted	$(9,842)	$4,978	$(6,892)

Denominator:
Weighted-average common shares outstanding used in basic EPS calculation	83,460	63,092	88,972
Add—dilutive potential common shares:
Stock options	—	3,680	—
Restricted stock units	—	135	—

Weighted-average shares used to compute diluted EPS	83,460	66,907	88,972

Net income (loss) per share of common stock:
Basic	$(0.12)	$0.08	$(0.08)

Diluted	$(0.12)	$0.07	$(0.08)

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2012	2011	2010
Stock options	3,348	360	5,795
Restricted stock units	454	100	500
Convertible preferred stock	—	36,035	36,035

	3,802	36,495	42,330

NOTE 5—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	June 30,
	2012	2011
Cash	$13,832	$32,789
Money market funds	108,228	43,572

	$122,060	$76,361

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2012	2011
Raw materials	$4,668	$4,305
Finished goods	3,066	1,358

	$7,734	$5,663

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2012	2011
Vendor deposits	$129	$5,312
Other current assets	1,448	74

	$1,577	$5,386

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2012	2011
Testing equipment	$2,293	$1,086
Computer and other equipment	578	182
Tooling equipment	532	—
Furniture and fixtures	595	18
Leasehold improvements	1,424	112
Software	77	57

	5,499	1,455
Less: Accumulated depreciation and amortization	(1,028)	(433)

	$4,471	$1,022

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2012	2011
Deferred offering costs	$—	$2,141
Intangible assets, net	748	—
Other long-term assets	388	89

	$1,136	$2,230

Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2012	2011
Accrued compensation and benefits	$2,657	$2,280
Accrued accounts payable	6,636	7,414
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	1,381	806
Other accruals	4,732	3,081

	$17,031	$15,206

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

Balance at June 30, 2009	$126
Accruals for warranties issued during the period	827
Settlements made during the period	(256)

Balance at June 30, 2010	697
Accruals for warranties issued during the period	847
Settlements made during the period	(738)

Balance at June 30, 2011	806
Accruals for warranties issued during the period	1,895
Settlements made during the period	(1,320)

Balance at June 30, 2012	$1,381

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

On September 15, 2011, the Company entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The credit facilities available under the EWB Loan Agreement consist of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. The Company used $34.0 million of the term loan to repay a portion of the outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. The $5.0 million revolving line of credit may be drawn at any time prior to September 15, 2013. The amounts outstanding under both the term loan and the revolving line of credit facility may be voluntarily prepaid at any time without premium or penalty, subject to certain conditions. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. Interest will accrue on the drawn portion of the revolving credit facility at the prime rate plus a spread of 0.25%, provided that such rate shall not be less than the one-month adjusted LIBOR rate plus a spread of 1.00%, and will be paid monthly. The Company is required to pay a commitment fee of 0.15% per annum on the undrawn portion of the revolving credit facility on a quarterly basis. The EWB Loan Agreement includes customary covenants, including financial reporting requirements and compliance with a debt service coverage ratio and a total leverage ratio, and customary events of default. The Company’s obligations under the EWB Loan Agreement are secured by a first priority security position on substantially all of the Company’s current and future assets, subject to certain exceptions (including a negative pledge on the Company’s intellectual property) and permitted liens. During fiscal 2012, the Company made aggregate payments of $5.2 million against the loan balance. As of June 30, 2012, the Company has classified $7.0 million and $22.6 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the EWB Loan Agreement.

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

At June 30, 2012, future minimum annual payments under operating leases are as follows (in thousands): (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$1,240	$1,373	$1,386	$1,418	$1,122	$—	$6,539

Rent expense under operating leases was $1.6 million, $751,000 and $392,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

OFAC is still reviewing the Company’s voluntary disclosure. In the Company’s submission, the Company provided OFAC with an explanation of the activities that led to the sales of its products in Iran and the failure to comply with the Export Administration Regulations (the “EAR”) and OFAC sanctions. Although the Company’s OFAC and OEE voluntary disclosures covered similar sets of facts, which led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that the Company’s actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of the Company’s ability to export its products, and/or referral for criminal prosecution. Any such fines may be material to the Company’s financial results in the period in which they are imposed. The penalties may be imposed against the Company and/or its management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. The Company cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

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

NOTE 10—PREFERRED STOCK

Preferred Stock

On March 2, 2010, the Company amended its certificate of incorporation to authorize the issuance of 36,034,630 shares of Series A convertible preferred stock. On March 2, 2010, the Company also entered into a Stock Purchase Agreement and issued 33,898,990 Series A shares and warrants to purchase an additional 2,135,640 Series A shares to a third party investor at $2.95 per share. The total proceeds of $99.5 million, net of $500,000 of issuance costs, $1.3 million out of the total proceeds was allocated to the Series A warrants based on the fair value on the issuance date, and the remaining amount of $98.2 million was allocated to Series A Preferred Stock using the residual method. The proceeds from the issuance of the Series A shares were used to repurchase common stock and fully vested stock options from employees and others.

The fair value of the warrant to purchase the additional 2,135,640 Series A shares was estimated to be $1.3 million at the date of issuance based on the Black-Scholes option pricing model using a risk-free interest rate of 0.14%, volatility of approximately 53%, the contractual life of 0.3 years and 4% dividend rate. In accordance with applicable accounting guidance, the warrant liability was remeasured at fair value at each balance sheet date prior to exercise. The $207,000 decrease in fair value of the warrant liability as measured at March 31, 2010 compared to the initial fair value at issuance was recorded as other income (expense), net in the Company’s statement of operations in the third quarter of fiscal 2010. On June 29, 2010, holders of the warrants exercised their option to purchase 2,135,640 shares of Series A convertible preferred stock at $2.95 per share for total proceeds of $6.3 million, resulting in the reclassification of the warrant liability balance to Series A preferred stock on the Company’s consolidated balance sheet.

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

NOTE 11—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

2010 Equity Incentive Plan

In March 2010, the Company’s board of directors and stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”), and no further awards will be granted pursuant to the 2005 Plan. Under the terms of the 2010 Plan, nonstatutory stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) may be granted to employees or non-employee service providers. Incentive stock options may be granted only to employees.

The maximum aggregate number of shares that may be awarded under the 2010 Plan as of June 30, 2012 was 8,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2005 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan that are forfeited to (but not repurchased by) the Company. As of June 30, 2012, the Company had 1,649,294 authorized shares available for issuance under the 2010 Plan.

The 2010 Plan is administered by the board of directors or a committee of the Company’s board of directors. Subject to the terms and conditions of the 2010 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2010 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2010 Plan. Options and RSUs generally vest over a four year period from the date of grant and generally expire five to ten years from the date of grant. The terms of the 2010 Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.

2005 Equity Incentive Plan

With the adoption of the 2010 Plan, no additional awards may be granted under the 2005 Plan. In February 2005, the Company’s board of directors and the stockholders approved the 2005 Plan, which was amended and restated in March 2006. The 2005 Plan provided for the issuance of stock options, restricted stock and stock bonuses to employees, consultants, advisors, directors and officers of the Company. The 2005 Plan was administered by the Company’s board of directors, who determined the terms and conditions for each grant. The terms of the options granted under the 2005 Plan were determined at the time of grant. The Company made use of different vesting schedules through fiscal 2009, but subsequent new grants generally vested as to 25% on the first anniversary of the date of grant and monthly thereafter over the next three years and generally have a term of 10 years from the date of grant. The option prices were determined by the Company’s board of directors.

Employee Stock-based Compensation

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010 (in thousands):

	Years Ended June 30,
	2012	2011	2010
Cost of revenues	$117	$30	$124
Research and development	542	285	26,221
Sales, general and administrative	834	637	9,814

	1,493	952	36,159

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2012, 2011 and 2010:

	Common Stock Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2009	7,180,000	$0.04	7.64	$5,516
Granted	594,340	1.87
Options repurchased and cancelled	(794,660)	0.04
Forfeitures and cancellations	(1,183,510)	0.07

Balance, June 30, 2010	5,796,170	$0.23	6.92	$12,642
Granted	1,149,062	3.42
Forfeitures and cancellations	(773,525)	1.03

Balance, June 30, 2011	6,171,707	$0.72	6.44	$43,135
Granted	161,000	10.44
Exercised	(2,885,470)	0.28
Forfeitures and cancellations	(99,792)	4.71

Balance, June 30, 2012	3,347,445	$1.45	6.62	$42,920

Vested and expected to vest as of June 30, 2012	3,306,522	$1.41	6.60	$42,518

Vested and exercisable as of June 30, 2012	2,496,755	$0.55	6.03	$34,197

Additional information regarding options outstanding as of June 30, 2012 is as follows (in thousands, except weighted average exercise price amounts and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 – $0.04	303,680	4.53	$0.01	303,680	$0.01
$0.05 – $0.39	1,764,890	5.78	0.05	1,764,890	0.05
$0.40 – $2.89	404,840	7.68	1.65	142,575	1.41
$2.90 – $4.07	438,132	8.25	2.90	183,872	2.90
$4.08 – $8.64	389,903	8.81	5.51	101,738	5.42
$8.65 – $26.28	46,000	9.30	14.82	—	—

$0.01 – $26.28	3,347,445	6.62	$1.45	2,496,755	$0.55

During fiscal 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $48.6 million as determined as of the date of option exercise. The Company had no option exercises during fiscal 2011 or 2010.

As of June 30, 2012, the Company had unrecognized compensation costs of $1.8 million related to stock options which the Company expects to recognize over a weighted-average period 2.7 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended June 30,
	2012	2011	2010
Expected term	6.1 years	6.1 years	6.1 years
Expected volatility	49%	65%	65%
Risk-free interest rate	1.6%	4.2%	4.5%
Expected dividend yield	—	—	—
Weighted average grant date fair value	$5.05	$2.10	$1.14

Expected term. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company has limited historical option exercise data, the expected term of the stock options granted to employees was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. The Company is permitted to continue using the simplified method until sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.

Expected volatility. The expected volatility was based on the historical stock volatilities of a group of publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have any trading history to use the volatility of the Company’s common stock.

Expected dividend yield. The Company has never paid dividends on the Company’s common stock and does not expect to pay dividends on its common stock.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Fair value of common stock. The Company’s common stock began trading on the NASDAQ Global Select Market on October 14, 2011, upon its initial public offering. The fair value of the Company’s common stock is determined using the market price of the Company’s common stock as of the date of grant. Prior to October 14, 2011, the fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by the Company’s board of directors. Because there had been no public market for the Company’s common stock, its board of directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of its common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors.

Forfeiture rate. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, the Company may be required to record adjustments to stock-based compensation expense in future periods.

Cash received from stock option exercises during the fiscal 2012, 2011 and 2010 were $811,000, zero and zero, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs granted	501,180	$1.92
RSUs vested	—	—

Non-vested RSUs, June 30, 2010	501,180	$1.92
RSUs granted	112,500	5.14
RSUs vested	(125,295)	1.92

Non-vested RSUs, June 30, 2011	488,385	$2.66
RSUs granted	169,710	22.33
RSUs vested	(146,475)	2.37
RSUs cancelled	(58,000)	8.04

Non-vested RSUs, June 30, 2012	453,620	$9.42

The intrinsic value of RSUs vested in fiscal 2012 and 2011 was $3.5 million and $640,000, respectively. No RSUs vested during fiscal 2010. The total intrinsic value of all outstanding restricted stock units was $6.5 million as of June 30, 2012.

As of June 30, 2012, there was unrecognized compensation costs related to RSUs of $3.7 million which the Company expects to recognize over a weighted average period of 3.7 years.

NOTE 12—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2012	2011	2010
Domestic	$41,490	$24,484	$(14,731)
Foreign	82,533	37,675	19,994

	$124,023	$62,159	$5,263

The components of the Company’s provision for income taxes consisted of the following:

	Years Ended June 30,
	2012	2011	2010
Current
Foreign	$2,040	$978	$716
Federal	17,437	11,005	9,530
State	2,854	1,612	2,263

Current tax expense	22,331	13,595	12,509

Deferred
Foreign	—	—	—
Federal	(217)	(912)	(1,392)
State	(680)	(251)	(398)

Deferred tax expense	(897)	(1,163)	(1,790)

Provision for income taxes	$21,434	$12,432	$10,719

Significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	June 30,
	2012	2011
Deferred tax assets
Deferred revenue	$—	$525
Allowance for doubtful accounts	238	253
Stock-based compensation	1,016	529
Warranty	—	89
Accrued expenses	256	364
Research and development credits	468	—
Other	186	25

Total deferred tax assets	2,164	1,785

Deferred tax liabilities
Cumulative change in accounting method	—	(1,020)
Other	(1,050)	(548)

Total deferred tax liabilities	(1,050)	(1,568)

Net deferred tax assets (liabilities)	$1,114	$217

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	June 30,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Stock-based compensation	—	—	233.0
State tax expense	1.0	1.0	23.0
Tax rate differential, foreign income	(23.0)	(20.0)	(120.0)
Foreign credits	—	—	(8.0)
Federal research and development credits	—	(1.0)	(6.0)
Other permanent items	4.3	5.0	35.7
Non-deductible penalties	—	—	11.0

Effective tax rate	17.3%	20.0%	203.7%

In fiscal 2010, stock-based compensation incurred from common stock repurchased in connection with the Summit transaction in March 2010 was not tax deductible, resulting in a decrease in domestic income but no tax benefit. The Company had increased foreign operations in fiscal 2012 as compared to fiscal 2011 and in fiscal 2011 as compared to fiscal 2010 and in fiscal 2010 as compared to fiscal 2009, generating more income on a comparative year over year basis in foreign jurisdictions that have lower tax rates than the U.S.

The Company adopted FASB Accounting Standards Codification 740-10-25 on July 1, 2008. As a result of the implementation, the Company did not recognize any adjustments to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. As of the date of the adoption, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $138.0 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company may be subject to additional U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The Company has California research and development tax credit carryovers of approximately $468,000, which do not expire.

Tax years 2009 through 2012 are subject to examination by the federal tax authorities. There are no income tax examinations currently in process.

Tax years 2008 through 2012 are subject to examination by the state tax authorities. There are no income tax examinations currently in process.

Uncertain Tax Positions

Effective July 1, 2008, the Company adopted a new accounting standard that provides guidance on accounting for uncertainty in income taxes. The adoption had no effect on the Company’s consolidated financial statements.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2012, 2011 and 2010 consist of the following:

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Unrecognized benefit—beginning of period	$2,020	$762	$264
Gross increases—current year tax positions	4,697	1,258	498
Gross increases—prior year tax positions	1,108	—	—

Unrecognized benefit—end of period	$7,825	$2,020	$762

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $7.1 million.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions.

NOTE 13— SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2012		2011		2010
airMAX	$223,743	63%	$113,001	57%	$37,525	27%
New platforms	29,465	8%	2,513	1%	—	—%
Other systems	52,086	15%	44,884	23%	75,368	55%

Systems	305,294	86%	160,398	81%	112,893	82%
Embedded radio	10,056	3%	14,762	7%	14,047	10%
Antennas/other	38,167	11%	22,714	12%	10,012	8%

Total revenues	$353,517	100%	$197,874	100%	$136,952	100%

The Company generally forwards products directly from its manufacturers to its distributors in Hong Kong, who in turn ship to other locations throughout the world. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (in thousands, except percentages):

	Years Ended June 30,
	2012		2011		2010
North America(1)	$88,309	25%	$61,920	31%	$56,995	42%
South America	88,325	25%	50,824	26%	13,520	10%
Europe, the Middle East and Africa	130,494	37%	68,297	35%	55,089	40%
Asia Pacific	46,389	13%	16,833	8%	11,348	8%

Total revenues	$353,517	100%	$197,874	100%	$136,952	100%

(1)	Revenue for the United States was $84.3 million, $60.0 million and $56.2 million for fiscal 2012, 2011 and 2010, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2012	2011	2010	2012	2011
Flytec Computers Inc.	16%	20%	17%	19%	21%
Streakwave Wireless Inc.	10%	15%	13%	11%	25%
Discomp	*	*	*	12%	*

*	denotes less than 10%

NOTE 14—401(k) BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan. It matches 1% of the first 4% of an employee’s compensation contributed to the plan. The Company’s contributions to the plan were $47,000, $28,000 and $20,000 for fiscal 2012, 2011 and 2010, respectively.

NOTE 15—SUBSEQUENT EVENTS

Loan and Security Agreement

On August 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent. The Loan Agreement replaces the EWB Loan Agreement as discussed in Note 8. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). The Company may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, the Company borrowed an additional $20.8 million of term loans under the Term Loan Facility.

The loans bear interest, at the Company’s option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (based, at the Company’s election, on a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on the debt service coverage ratio for the last fiscal quarter. The base rate means the highest of East West Bank’s prime rate, the federal funds rate plus a margin equal to 0.50%, or the adjusted LIBOR rate for a period of 30, 60, or 90 days plus a margin equal to 1.00%. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.

Interest is due and payable in arrears monthly in the case of loans bearing interest at the base rate and at the end of an interest period (or quarterly in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal payments under the Term Loan Facility will be made in quarterly installments, each such quarterly installment shall be equal to $1.25 million until August 7, 2014, then equal to $1.875 million until August 7, 2015, and then equal to $2.5 million until August 7, 2017, subject to adjustment as a result of any prepayments, with the remaining outstanding principal balance and all accrued and unpaid interest due on August 7, 2017. All outstanding loans under the Revolving Credit Facility, together with all accrued and unpaid interest, are due on August 7, 2015.

The Company may prepay the loans, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts and reimbursement of certain costs in the case of prepayments of LIBOR loans. In addition, the Company is required to prepay the loan under the Term Loan Facility with the proceeds from certain financing transactions or asset sales (subject, in the case of asset sales, to reinvestment rights) and with 25.0% of the Company’s excess cash flow, as determined after each fiscal year and in accordance with the Loan Agreement, provided that the Company shall not be required to prepay the loan out of its excess cash flow if its leverage ratio is greater than 1.50:1.00 on the last day of such fiscal year.

All of the obligations under the Loan Agreement are secured by substantially all of the Company’s assets, including all of the capital stock of the Company’s future domestic subsidiaries and 65% of the capital stock of the Company’s existing and future foreign subsidiaries, but excluding the Company’s intellectual property. All of the Company’s future domestic subsidiaries are required to guaranty the obligations under the Loan Agreement. Such guarantees by future subsidiaries will be secured by substantially all of the property of such subsidiaries, excluding intellectual property.

The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a debt service coverage ratio, a leverage ratio, and a minimum level of liquidity.

The Loan Agreement includes customary events of default that, include among other things, non-payment defaults, defaults due to the inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, defaults due to the unenforceability of a guaranty, and defaults due to circumstances that have or could have a material adverse effect. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement. During the existence of an event of default, interest on the obligations under the Loan Agreement could be increased by 2.00% above the otherwise applicable interest rate.

Common Stock Repurchase

On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced Monday, August 13, 2012. The share repurchase program will be funded from existing cash on hand and from the proceeds from the Loan Agreement as discussed above. Through September 21, 2012, the Company had repurchased 3,101,214 shares of its outstanding common stock at an average price of $9.79 per share for a total cost of $30.4 million.

Shareholder Class Action Lawsuits

Beginning on September 7, 2012, two purported shareholder class action complaints were filed against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering in the United States District Court for the Northern District of California. The complaints purport to bring claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf a class of purchasers of the Company’s common stock from October 14, 2011 through August 9, 2012 and/or who acquired the Company’s stock pursuant to or traceable to the registration statement for the IPO. The complaints seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs.

The Company believes that the allegations in the complaints are without merit and intend to vigorously contest the litigation. However, there can be no assurance that the Company will be successful in its defense and the Company cannot currently estimate a range of possible losses it may experience in connection with this litigation.

NOTE 16—SUPPLEMENTARY DATA (UNAUDITED)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2012 and 2011. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$79,167	$87,817	$91,665	$94,868
Gross profit	33,013	37,290	39,659	41,041
Income from operations	27,500	31,176	32,556	34,060
Net income	21,493	24,691	27,920	28,485
Net income (loss) attributable to common stockholders—basic	(81,234)	14,428	27,920	28,485
Net income (loss) attributable to common stockholders—diluted	(81,234)	14,443	27,920	28,485
Net income (loss) per share of common stock:
Basic	$(1.30)	$0.16	$0.30	$0.31
Diluted	$(1.30)	$0.16	$0.30	$0.30

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$34,082	$45,087	$51,151	$67,554
Gross profit	13,629	18,042	21,104	28,037
Income from operations	9,468	13,680	16,282	22,650
Net income	7,581	10,978	13,033	18,135
Net income (loss) attributable to common stockholders—basic	3,722	4,037	3,097	(9,383)
Net income (loss) attributable to common stockholders—diluted	3,793	4,122	3,168	(9,383)
Net income (loss) per share of common stock:
Basic	$0.06	$0.06	$0.05	$(0.15)
Diluted	$0.06	$0.06	$0.05	$(0.15)

Exhibit Index

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Networks, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Offer Letter, dated as of May 19, 2011, between Ubiquiti Networks, Inc. and Steve Hanley.	S-1	10.4	June 17, 2011

10.5#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.6#	Employment Agreement, dated as of May 10, 2010, between Ubiquiti Networks, Inc. and John Ritchie.	S-1	10.6	June 17, 2011

10.7#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

10.8	Employment Agreement, dated as of March 19, 2012, between Ubiquiti Networks, Inc. and Jessica Zhou.

10.9	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.10	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.11	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.12†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.13†	OEM Agreement, dated as of August 31, 2006, between Ubiquiti Networks, Inc. and Lite-On Technology Corp.	S-1	10.13	June 17, 2011

10.14	Loan and Security Agreement, dated as of September 15, 2011, between Ubiquiti Networks, Inc. and East West Bank.	S-1	10.14	September 16, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.15	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.16	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.17#	Separation and Release Agreement between Steve Hanley and Ubiquiti Networks, Inc.	10-Q	10.17	May 2, 2012

10.18	Loan and Security Agreement, dated as of August 7, 2012, by and among Ubiquiti Networks, Inc., the lenders from time to time party thereto, U.S. Bank, as Syndication Agent, and East West Bank, as Administrative Agent	8-K	10.1	August 13, 2012

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(*)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.