Form 10-Q
period 2012-09-30
Ubiquiti Networks, Inc.
filed 2012-11-09
CIK 1511737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

As of November 5, 2012, 88,543,801 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.

INDEX TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

UBIQUITI NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$132,486	$122,060
Accounts receivable, net of allowance for doubtful accounts of $1,765 and $1,266, respectively	60,877	75,644
Inventories	7,632	7,734
Current deferred tax asset	882	882
Prepaid expenses and other current assets	2,428	1,577

Total current assets	204,305	207,897
Property and equipment, net	5,042	4,471
Long-term deferred tax asset	232	232
Other long–term assets	1,577	1,136

Total assets	$211,156	$213,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,465	$26,450
Customer deposits	384	235
Deferred revenues	798	805
Income taxes payable	3,284	946
Debt - short-term	5,008	6,968
Other current liabilities	10,031	17,031

Total current liabilities	44,970	52,435
Long-term taxes payable	7,727	7,727
Debt - long-term	44,843	22,623

Total liabilities	97,540	82,785

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 150,000,000 shares authorized:
88,914,077 and 92,049,978 outstanding at September 30, 2012 and June 30, 2012, respectively	89	92
Additional paid–in capital	129,725	128,981
Treasury stock—42,251,824 and 39,079,910 shares held in treasury at September 30, 2012 and June 30, 2012, respectively	(100,770)	(69,515)
Retained earnings	84,572	71,393

Total stockholders’ equity	113,616	130,951

Total liabilities and stockholders’ equity	$211,156	$213,736

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues	$61,535	$79,167
Cost of revenues(1)	36,515	46,154

Gross profit	25,020	33,013

Operating expenses:
Research and development(1)	4,711	3,369
Sales, general and administrative(1)	4,534	2,144

Total operating expenses	9,245	5,513

Income from operations	15,775	27,500
Interest expense and other, net	(86)	(634)

Income before provision for income taxes	15,689	26,866
Provision for income taxes	2,510	5,373

Net income	13,179	21,493
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	(102,727)

Net income (loss) attributable to common stockholders—diluted	$13,179	$(81,234)

Net income (loss) per share of common stock:
Basic	$0.14	$(1.30)

Diluted	$0.14	$(1.30)

Weighted average shares used in computing net income (loss) per share of common stock:
Basic	90,970	62,717

Diluted	92,925	62,717

(1) Includes stock-based compensation as follows
Cost of revenues	$81	$6
Research and development	266	116
Sales, general and administrative	309	229

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$13,179	$21,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349	121
Provision for inventory obsolescence	25	—
Stock-based compensation	656	351
Provision for doubtful accounts	500	75
Changes in operating assets and liabilities:
Accounts receivable	14,267	(8,345)
Inventories	77	(2,711)
Deferred cost of revenues	—	(26)
Prepaid expenses and other assets	(1,260)	—
Accounts payable	(336)	3,945
Taxes payable	2,338	2,907
Deferred revenues	(7)	514
Accrued liabilities and other	(6,093)	(2,605)

Net cash provided by operating activities	23,695	15,719

Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(2,349)	(205)

Net cash used in investing activities	(2,349)	(205)

Cash Flows from Financing Activities:
Proceeds from term loan, net	20,833	34,879
Repayments on term loan balance	(583)	—
Repurchases of common stock	(31,258)	—
Repurchase of Series A convertible preferred stock	—	(40,000)
Payment of convertible subordinated promissory notes	—	(34,000)
Proceeds from exercise of stock options	102	143
Tax withholdings related to net share settlements of restricted stock units	(14)	—
Payment of deferred offering costs	—	(321)

Net cash used in financing activities	(10,920)	(39,299)

Net increase (decrease) in cash and cash equivalents	10,426	(23,785)
Cash and cash equivalents at beginning of period	122,060	76,361

Cash and cash equivalents at end of period	$132,486	$52,576

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Networks, Inc. was incorporated in the State of California in 2003 as Pera Networks, Inc. and commenced its current operations in 2005 and changed its name to Ubiquiti Networks, Inc. at that time. In June 2010, the Company changed its state of incorporation to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation.

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

The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ended June 30, 2013 is referred to as “fiscal 2013” and the fiscal year ending June 30, 2012 is referred to as “fiscal 2012.”

Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2012 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2012 included in its Annual Report on Form 10-K, as filed on September 28, 2012 with the SEC (the “Annual Report”). The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2012 included in the Annual Report.

Recent Accounting Pronouncements

The Company does not believe there have been any recent accounting pronouncements that would have a significant impact on the Company’s financial statements.

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

The Company’s financial assets at September 30, 2012 and June 30, 2012 included money market funds which were valued based on quoted prices in active markets for substantially similar assets and, therefore, were Level 1 instruments. Additionally, at September 30, 2012 the Company had debt associated with its Loan and Security Agreement with East West Bank (See Note 8). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.

As of September 30, 2012 and June 30, 2012, the fair value hierarchy for the Company’s financial assets and financial liabilities was as follows (in thousands):

	September 30, 2012				June 30, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$118,306	$118,306	$—	$—	$108,228	$108,228	$—	$—
Liabilities:
Debt	$49,851	$—	$49,851	$—	$29,591	$—	$29,591	$—

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income (loss) attributable to common stockholders—basic	$13,179	$(81,234)

Net income (loss) attributable to common stockholders—diluted	$13,179	$(81,234)

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	90,970	62,717
Add—dilutive potential common shares:
Stock options	1,807	—
Restricted stock units	148	—

Weighted-average shares used in computing diluted net income (loss) per share	92,925	62,717

Net income (loss) per share of common stock:
Basic	$0.14	$(1.30)

Diluted	$0.14	$(1.30)

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2012	2011
Stock options	36	6,181
Restricted stock units	297	485
Convertible preferred stock	—	23,993
Shares subject to conversion per convertible promissory note	—	3,791

	333	34,450

NOTE 5—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Cash	$14,180	$13,832
Money market funds	118,306	108,228

	$132,486	$122,060

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$5,026	$4,668
Finished goods	2,606	3,066

	$7,632	$7,734

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Vendor deposits	$875	$129
Other current assets	1,553	1,448

	$2,428	$1,577

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Testing equipment	$2,815	$2,293
Computer and other equipment	648	578
Tooling equipment	842	532
Furniture and fixtures	608	595
Leasehold improvements	1,430	1,424
Software	77	77

	6,420	5,499
Less: Accumulated depreciation and amortization	(1,378)	(1,028)

	$5,042	$4,471

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Intangible assets, net	$780	$748
Other long-term assets	797	388

	$1,577	$1,136

Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Accrued compensation and benefits	$2,753	$2,657
Accrued accounts payable	265	6,636
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	1,765	1,381
Other accruals	3,623	4,732

	$10,031	$17,031

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Beginning balance	$1,381	$806
Accruals for warranties issued during the period	958	519
Warranty costs incurred during the period	(574)	(326)

	$1,765	$999

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

Additionally, on August 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent. The Loan Agreement replaces the EWB Loan Agreement as discussed above. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). The Company may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, the Company borrowed an additional $20.8 million of term loans under the Term Loan Facility.

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

During the three months ended September 30, 2012, the Company made aggregate payments of $583,000 against the loan balance. As of September 30, 2012, the Company has classified $5.0 million and $44.8 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the Loan Agreement.

The following table summarizes our estimated debt and interest payment obligations as of September 30, 2012 (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Debt payment obligations	$3,750	$5,000	$6,875	$9,375	$10,000	$15,000	$50,000
Interest payments on debt payment obligations	914	1,110	973	777	531	172	4,477

Total	$4,664	$6,110	$7,848	$10,152	$10,531	$15,172	$54,477

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

In December 2011, the Company entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which will be used as the Company’s corporate headquarters. The lease term is from April 1, 2012, through June 30, 2017. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is $4.9 million.

At September 30, 2012, future minimum annual payments under operating leases are as follows (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Operating leases	$1,078	$1,384	$1,396	$1,428	$1,122	$—	$6,408

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

Shareholder Class Action Lawsuits

Beginning on September 7, 2012, two shareholder class action complaints were filed against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering in the United States District Court for the Northern District of California. The complaints purport to bring claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf a class of purchasers of the Company’s common stock from October 14, 2011 through August 9, 2012 and/or who acquired the Company’s stock pursuant to or traceable to the registration statement for the initial public offering. The complaints seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs.

The Company believes that the allegations in the complaints are without merit and intend to vigorously contest the litigation. However, there can be no assurance that the Company will be successful in its defense. The Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

NOTE 10—PREFERRED STOCK

Preferred Stock

In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. The $68.0 million was paid down primarily using proceeds from the EWB Loan Agreement and the remaining balance was subsequently paid down by funds raised upon the completion of the Company’s initial public offering on October 19, 2011 and the Company’s existing cash balances.

NOTE 11—COMMON STOCK AND TREASURY STOCK

As of September 30, 2012 and June 30, 2012, the authorized capital of the Company included 150,000,000 shares of common stock. As of September 30, 2012, 131,165,901 shares of common stock were issued and 88,914,077 were outstanding. As of June 30, 2012, 131,129,888 shares of common stock were issued and 92,049,978 were outstanding.

Common Stock Repurchases

On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced Monday, August 13, 2012. The share repurchase program will be funded from proceeds from the Loan Agreement as discussed in Note 8 and from existing cash on hand.

Common stock repurchase activity during the three months ended September 30, 2012 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares that May Yet Be Purchased
August 13, 2012 – August 31, 2012	2,179,900	$8.88	$80,599
September 1, 2012 – September 30, 2012	992,014	$11.93	$68,742

Total	3,171,914	$9.83	$68,742

NOTE 12—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2012, the Company had 1,414,579 authorized shares available for future issuance under all of its stock incentive plans.

Employee Stock-based Compensation

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011
Cost of sales	$81	$6
Research and development	266	116
Sales, general and administrative	309	229

	$656	$351

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2012:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2012	3,347,445	1.45
Granted	—	—
Exercised	(29,705)	3.42
Forfeitures and cancellations	(11,803)	5.53

Balance, September 30, 2012	3,305,937	$1.42	6.34	$34,809

Vested and expected to vest as of September 30, 2012	3,274,056	$1.39	6.32	$34,570

Vested and exercisable as of September 30, 2012	2,563,713	$0.63	5.83	$28,903

During the three months ended September 30, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $178,000 and $397,000, respectively, as determined as of the date of option exercise.

As of September 30, 2012, the Company had unrecognized compensation costs of $1.6 million related to stock options which the Company expects to recognize over a weighted-average period of 2.4 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three months ended September 30, 2012. For the three months ended September 30, 2011, the fair value of employee stock options was estimated using the following weighted average assumptions:

Three Months Ended September 30, 2011

Expected term	6.1 years
Expected volatility	49%
Risk-free interest rate	1.8%
Expected dividend yield	—
Weighted average grant date fair value	$4.03

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2012	453,620	$9.42
RSUs granted	257,500	13.86
RSUs vested	(7,290)	12.14
RSUs cancelled	(10,000)	28.78

Non-vested RSUs, September 30, 2012	693,830	$10.76

The intrinsic value of RSUs vested in the three months ended September 30, 2012 and 2011 was $91,000 and $25,000, respectively. The total intrinsic value of all outstanding RSUs was $8.3 million as of September 30, 2012.

As of September 30, 2012, there was unrecognized compensation costs related to RSUs of $6.2 million which the Company expects to recognize over a weighted average period of 3.8 years.

NOTE 13—INCOME TAXES

As of September 30, 2012, the Company had approximately $8.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At September 30, 2012, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $607,000 for the three months ended September 30, 2012. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

The Company recorded a tax provision of $2.5 million for the three months ended September 30, 2012. The Company’s estimated 2012 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2009 and onwards could be subject to examinations by tax authorities.

NOTE 14—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

Revenues by product type were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2012		2011
airMAX	$32,057	52%	$49,835	63%
New platforms	15,628	25%	2,734	4%
Other systems	3,784	6%	12,765	16%

Systems	51,469	83%	65,334	83%
Embedded radio	1,714	3%	3,225	4%
Antennas/other	8,352	14%	10,608	13%

Total revenues	$61,535	100%	$79,167	100%

The Company generally forwards products directly from its manufacturers to its distributors in Hong Kong, who in turn ship to other locations throughout the world. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2012		2011
North America(1)	$20,361	33%	$24,941	32%
South America	10,243	17%	19,835	25%
Europe, the Middle East and Africa	23,144	37%	24,783	31%
Asia Pacific	7,787	13%	9,608	12%

Total revenues	$61,535	100%	$79,167	100%

(1)	Revenue for the United States was $19.3 million and $24.4 million for the three months ended September 30, 2012 and 2011, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated (in thousands, except percentages):

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2012	2011	2012	2012
Distributor A	15%	18%	14%	11%
Distributor B	*	16%	12%	19%
Distributor C	*	*	11%	12%

*	denotes less than 10%

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

We offer a broad and expanding portfolio of networking products and solutions and in the outdoor wireless, enterprise WLAN, video surveillance, wireless backhaul and machine-to-machine communications markets. We began shipping embedded radios in fiscal 2006. In fiscal 2008 we introduced a line of products based on 802.11 standard protocols and in early fiscal 2010, we introduced a number of new products based on our proprietary airMAX protocol, which have been rapidly adopted by network operators and high-performance proprietary airMAX service providers. Since the beginning of fiscal 2011, we have introduced UniFi, airVision, airFiber, mFi and EdgeMAX, which are collectively referred to in this report as our New Platforms. In both the three months ended September 30, 2012 and 2011, our systems revenue accounted for 83% of our revenues. In the future, we expect sales of our airMAX platform and our new product platforms to continue to represent a growing portion of our revenues and the portion of our revenues derived from our 802.11 standard products to decline as a percentage of total revenues.

Building on our leadership in the underserved and underpenetrated segments of the wireless broadband access market, we intend to expand our product offerings in our existing market and enter adjacent markets by relying on the combination of our efficient business model and proprietary technologies. For example, we have introduced products and solutions for the enterprise WLAN, video surveillance, and since late fiscal 2011 licensed microwave wireless backhaul, machine-to-machine communication and router markets. As we enter such new markets, we plan to leverage existing distributor relationships and establish engaged communities similar to that of the Ubiquiti Community to keep our operating expenses in line with our current model and enable us to offer products in these new markets with compelling price-performance characteristics.

Our revenues decreased 22% to $61.5 million in the three months ended September 30, 2012 from $79.2 million in the three months ended September 30, 2011. We believe the overall decrease in revenues during the three months ended September 30, 2012 was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. We had net income of $13.2 million and $21.5 million in the three months ended September 30, 2012 and 2011, respectively.

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

We classify our revenues into three product categories: systems, embedded radios and antennas/other.

•	Systems consists of three product categories:

•	Our proprietary airMAX platform products for network operators and service providers;

•	Our new platform products which include significant platforms introduced in late fiscal 2011 and during 2012 which includes the UniFi, airVision and airFiber, mFi and EdgeMAX platforms; and

•	Other 802.11 standard products including base stations, radios, backhaul equipment and CPE.

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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 97% and 98% of our revenues in the three months ended September 30, 2012 and 2011, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.

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

Deferred Revenues and Costs

In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. At September 30, 2012 and June 30, 2012, we did not have any revenue deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably probable.

Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of September 30, 2012 and June 30, 2012, we had deferred revenues of $798,000 and $805,000 respectively, related to these obligations.

Prepayments

We have historical agreements with certain contract manufacturers whereby we prepay for a portion of the product costs to assure the manufacture and timely delivery of our products. As of September 30, 2012 and June 30, 2012, we had prepayment balances of $875,000 and $129,000, respectively.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed on September 28, 2012 with the SEC, or the Annual Report, and there have been no material changes.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012		2011
	(In thousands, except percentages)
Revenues	$61,535	100%	$79,167	100%
Cost of revenues(1)	36,515	59%	46,154	58%

Gross profit	25,020	41%	33,013	42%

Operating expenses:
Research and development(1)	4,711	8%	3,369	4%
Sales, general and administrative(1)	4,534	7%	2,144	3%

Total operating expenses	9,245	15%	5,513	7%

Income from operations	15,775	26%	27,500	35%
Interest expense and other, net	(86)	* %	(634)	(1)%

Income before provision for income taxes	15,689	25%	26,866	34%
Provision for income taxes	2,510	4%	5,373	7%

Net income	$13,179	21%	$21,493	27%

* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$81		$6
Research and development	266		116
Sales, general and administrative	309		229

Total stock-based compensation	$656		$351

Revenues

Revenues decreased $17.6 million, or 22%, from $79.2 million in the three months ended September 30, 2011 to $61.5 million in the three months ended September 30, 2012. We believe the overall decrease in revenues during the three months ended September 30, 2012 was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases, and the effects of a buildup in channel inventory with our distributors. This has had the most significant impact on our airMAX platform which decreased $17.8 million.

In the three months ended September 30, 2012, revenues from Distributor A represented 15% of our revenues. In the three months ended September 30, 2011, revenues from Distributor A and Distributor B represented 18% and 16% of our revenues, respectively. No other distributor or customer represented more than 10% of our revenues in the three months ended September 30, 2012 or 2011.

Revenues by Product Type

	Three Months Ended September 30,
	2012		2011
	(in thousands, except percentages)
airMAX	$32,057	52%	$49,835	63%
New platforms	15,628	25%	2,734	4%
Other systems	3,784	6%	12,765	16%

Systems	51,469	83%	65,334	83%
Embedded radio	1,714	3%	3,225	4%
Antennas/other	8,352	14%	10,608	13%

Total revenues	$61,535	100%	$79,167	100%

Systems revenues decreased $13.9 million, or 21%, from $65.3 million in the three months ended September 30, 2011 to $51.5 million in the three months ended September 30, 2012. As noted above, we believe the decrease in systems revenues was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, in particular our airMAX product line. The decrease in our airMAX product line was partially offset by increased sales in our new platforms category, which includes significant platforms introduced since late fiscal 2011. Our new platforms contributed $15.6 million and $2.7 million of revenue the three months ended September 30, 2012 and 2011, respectively. Our other systems revenue decreased $9.0 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due primarily to our September 2011 quarter including a large order to a direct customer.

Embedded radio revenues decreased $1.5 million from the three months ended September 30, 2011 to 2012. We anticipate that embedded radio products will decline as a percentage of revenues in future periods as sales of these products are outpaced by sales of systems products.

Antennas/other revenues decreased $2.3 million, or 21% from $10.6 million in the three months ended September 30, 2011 to $8.4 million in the three months ended September 30, 2012. The decline in antennas/other revenues was primarily due to the decreased sales of our systems platforms, which negatively impacted the demand for associated antennas. Other revenues also include revenues that are attributable to PCS. Antenna/other revenues may continue to increase in absolute dollars in future periods but will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally forward products directly from our manufacturers to freight companies in Hong Kong, which have been retained by our distributors and who in turn ship to other locations throughout the world. We have determined the geographical distribution of our product revenues based on ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain. Revenues in North Americas decreased primarily due to a significant decline in orders from one of our distributors. We believe the decrease in revenues in South American and Europe, the Middle East and Africa was primarily driven by the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. Revenues in the Asia Pacific region tend to be volatile given the low levels of revenues. The following are our revenues by geography for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,
	2012		2011
	(In thousands, except percentages)
North America(1)	$20,361	33%	$24,941	32%
South America	10,243	17%	19,835	25%
Europe, the Middle East and Africa	23,144	37%	24,783	31%
Asia Pacific	7,787	13%	9,608	12%

Total revenues	$61,535	100%	$79,167	100%

(1)	Revenue for the United States was $19.3 million and $24.4 million for the three months ended September 30, 2012 and 2011, respectively.

Cost of Revenues and Gross Margin

Cost of revenues decreased $9.6 million, or 21%, from $46.2 million in the three months ended September 30, 2011 to $36.5 million in the three months ended September 30, 2012, primarily due to decreased revenues and to a lesser extent, changes in product mix. Gross margin decreased from 42% in the three months ended September 30, 2011 to 41% in the three months ended September 30, 2012, reflecting an increase in variable operating costs.

Operating Expenses

Research and Development

Research and development expenses increased $1.3 million, or 40%, from $3.4 million in the three months ended September 30, 2011 to $4.7 million in the three months ended September 30, 2012. As a percentage of revenues, research and development expenses increased from 4% in the three months ended September 30, 2011 to 8% in the three months ended September 30, 2012. The increase in research and development expenses in absolute dollars was due to increases in headcount as we broadened our research and development activities to new product areas. As a percentage of revenues, research and development expenses increased primarily due to our overall decrease in revenues. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative

Sales, general and administrative expenses increased $2.4 million, or 111%, from $2.1 million in the three months ended September 30, 2011 to $4.5 million in the three months ended September 30, 2012. As a percentage of revenues, sales, general and administrative expenses increased from 3% in the three months ended September 30, 2011 to 7% in the three months ended September 30, 2012. Sales, general and administrative expenses increased due largely to increased legal expenses associated with our anti-counterfeiting litigation, increased marketing and tradeshow activity and bad debt expense. As a percentage of revenues sales, general and administrative expenses increased primarily due to our overall revenue decrease in revenues. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support our business and operations.

Interest Expense and Other, Net

Interest expense and other, net was $86,000 for the three months ended September 30, 2012, representing an increase of $548,000 from $634,000 for the three months ended September 30, 2011. During the three months ended September 30, 2011, we incurred interest expense on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011. The convertible subordinated promissory notes were repaid in full in October 2011.

Provision for Income Taxes

Our provision for income taxes decreased $2.9 million, or 53%, from $5.4 million for the three months ended September 30, 2011 to $2.5 million for the three months ended September 30, 2012. Our effective tax rate decreased to 16% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates.

Liquidity and Capital Resources

Sources and Uses of Cash

Since inception, our operations primarily have been funded through cash generated by operations. Cash, cash equivalents and short-term marketable securities increased from $122.1 million at June 30, 2012 to $132.5 million at September 30, 2012.

Consolidated Cash Flow Data

The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$23,695	$15,719
Net cash used in investing activities	(2,349)	(205)
Net cash used in financing activities	(10,920)	(39,299)

Net increase (decrease) in cash and cash equivalents	$10,426	$(23,785)

Cash Flows from Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2012 of $23.7 million consisted primarily of net income of $13.2 million and by net increases in operating assets and liabilities of 9.0 million. These changes consisted primarily of a $14.3 million decrease in accounts receivable due to decreased revenues, a $6.4 million decrease in accounts payable and accrued liabilities due to decreased overall business activity, a $2.3 million increase in taxes payable due the timing of federal tax payments and a $1.3 million increase in prepaid expenses and other current assets due primarily to increased deposits with our vendors. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $1.5 million.

Net cash provided by operating activities in the three months ended September 30, 2011 of $15.7 million consisted primarily of net income of $21.5 million offset by net decreases in operating assets and liabilities of $6.3 million. Changes in operating assets and liabilities consisted primarily of an $8.3 million increase in accounts receivable due to our overall revenue growth, a $2.9 million increase in taxes payable, a $2.7 million increase in inventories, a $1.3 million increase in accounts payable and accrued liabilities and an increase of $488,000 in deferred revenues and deferred cost of revenues.

Cash Flows from Investing Activities

Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the three months ended September 30, 2012 and 2011 were $1.6 million and $205,000, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $748,000 during the three months ended September 30, 2012.

Cash Flows from Financing Activities

On August 7, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent. The Loan Agreement replaces the EWB Loan Agreement as discussed below. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). We may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, we borrowed an additional $20.8 million of term loans under the Term Loan Facility.

On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100 million of our common stock. The share repurchase program commenced August 13, 2012. During the three months ended September 30, 2012 we repurchased 3,171,914 shares for a total cost of $31.3 million.

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

On September 15, 2011, we entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”). The EWB Loan Agreement consisted of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan was scheduled to mature on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. During the three months ended September 30, 2011, we used $34.0 million of the term loan to repay a portion of our outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. The EWB Agreement was replaced by the Loan Agreement on August 7, 2012 as discussed above.

Liquidity

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of September 30, 2012, we held $118.1 million of our $132.5 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of September 30, 2012 or 2011.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at September 30, 2012.

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

On August 7, 2012, we entered into the Loan Agreement with U.S. Bank, as syndication agent, and East West Bank, as administrative agent. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances, and (ii) a $50.0 million Term Loan Facility. We may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, we borrowed an additional $20.8 million of term loans under the Term Loan Facility.

The following table summarizes our contractual obligations as of September 30, 2012:

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Operating leases	$1,078	$1,384	$1,396	$1,428	$1,122	$—	$6,408
Debt payment obligations	3,750	5,000	6,875	9,375	10,000	15,000	50,000
Interest payments on debt payment obligations	914	1,110	973	777	531	172	4,477

Total	$5,742	$7,494	$9,244	$11,580	$11,653	$15,172	$60,885

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no significant accruals have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

As of September 30, 2012, we had $8.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Recent Accounting Pronouncements

We do not believe there have been any recent accounting pronouncements that would have a significant impact on our financial statements.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended September 30,
	2012	2011
	(In thousands, except per share amounts)
Non-GAAP net income	$13,572	$21,704
Non-GAAP diluted net income per share of common stock	$0.15	$0.23

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

The following table shows a reconciliation of GAAP net income to non-GAAP net income:

	Three Months Ended September 30,
	2012	2011
	(In thousands, except per share amounts)
Net Income	$13,179	$21,493
Stock-based compensation:
Cost of revenues	81	6
Research and development	266	116
Sales, general and administrative	309	229
Tax effect of non-GAAP adjustments	(263)	(140)

Non-GAAP net income	$13,572	$21,704

Non-GAAP diluted net income per share of common stock (1)	$0.15	$0.23

Weighted-average shares used in computing non-GAAP diluted net income per share of common stock (1)	92,925	93,467

(1)	Non-GAAP diluted net income per share of common stock is calculated using non-GAAP net income excluding stock-based compensation, net of taxes and weighted-average shares outstanding as if Series A preferred stock is treated as common stock for the periods presented.

The following table shows a reconciliation of weighted-average shares used in computing net loss per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Weighted average shares used in computing net loss per share of common stock- diluted	92,925	62,717
Weighted average dilutive effect of stock options and restricted stock units	—	3,877
Weighted average shares of Series A preferred stock outstanding	—	26,873

Weighted-average shares used in computing non-GAAP diluted income per share of common stock	92,925	93,467

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. The loans bear interest, at the Company’s option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (based, at the Company’s election, on a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on the debt service coverage ratio for the last fiscal quarter. The base rate means the highest of East West Bank’s prime rate, the federal funds rate plus a margin equal to 0.50%, or the adjusted LIBOR rate for a period of 30, 60, or 90 days plus a margin equal to 1.00%. Based on a sensitivity analysis, as of September 30, 2012, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a significant change in net income (loss) before income taxes over the next 12 months.

We had cash and cash equivalents of $132.5 million and $122.1 million as of September 30, 2012 and June 30, 2012, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three months ended September 30, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Intellectual Property

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business regarding the rights and use of our intellectual property. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our wireless carriers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

Anti-Counterfeiting Litigation

In May, 2012, we filed a lawsuit in the U.S. federal court for the Northern District of California against Kozumi USA Corp. and its owner Shao Wei (William) Hsu. The lawsuit alleged that Kozumi and Mr. Hsu have engaged in intellectual property theft, and illegal manufacturing and sale of counterfeit Ubiquiti products. In June, the court granted our application for a temporary restraining order enjoining Kozumi and Mr. Hsu and anyone in active concert or participation with them from using our trademarks, destroying evidence of counterfeiting and infringement, or assisting, aiding or abetting any other person or business entity in engaging in or performing any of such activities. In July 2012, the court issued a preliminary injunction against Kozumi and Mr. Hsu to the same effect and froze Mr. Hsu’s real estate assets in the U.S. We intend to vigorously pursue this and other legal actions against the counterfeiters.

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

Shareholder Class Action Lawsuits

Beginning on September 7, 2012, two shareholder class action complaints were filed against us, certain of our officers and directors and the underwriters of our initial public offering in the United States District Court for the Northern District of California. The complaints purport to bring claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf a class of purchasers of our common stock from October 14, 2011 and August 9, 2012 and/or who acquired their stock pursuant to or traceable to the registration statement for the IPO. The complaints seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs.

We believe that the allegations in the complaints are without merit and intend to vigorously contest the litigation. However, there can be no assurance that we will be successful in our defense. We cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

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

Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 97% and 98% of our revenues in the three months ended September 30, 2012 and 2011, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively low and fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.

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

Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three months ended September 30, 2012, revenues from Distributor A represented 15% of our revenues. In the three months ended September 30, 2011, revenues from Distributor A and Distributor B represented 18% and 16% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.

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

Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $61.5 million, $94.9 million, $91.7 million, $87.8 million and $79.2 million and our net income was $13.2 million, $28.5 million, $27.9 million, $24.7 million and $21.5 million in the three months ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. The Company’s stock has recently experienced substantial price volatility. For example, from our initial public offering through September 30, 2012, the price of our common stock ranged from $7.80 to $35.99 per share. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	shifts in our fulfillment practices including increasing inventory levels in attempt to decrease customer lead times;

•	inability of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us and the performance of our products;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	lost sales due to the proliferation of counterfeit versions of our products;

•	costs related to the protection of our intellectual property, including defense against counterfeiting efforts;

•	costs related to responding to government inquiries related to regulatory compliance;

•	our ability to control and reduce product costs;

•	expenses of our entry into new markets, such as video surveillance microwave backhaul and machine-to-machine communications;

•	commencement of litigation or adverse results in litigation;

•	changes in the manner in which we sell products;

•	increased warranty costs;

•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our distributors and their customers;

•	the impact of write downs of excess and obsolete inventory; and

•	the impact of any provisions for doubtful accounts.

In addition, our business may be subject to seasonality; however, our recent growth rates and timing of product introductions may have masked seasonal changes in demand. Although we have not perceived seasonality to date, we may experience seasonality in the future.

We could be adversely affected by unfavorable results from shareholder class action litigation.

Beginning on September 7, 2012, two shareholder class action complaints were filed against us. The complaints seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs. Although we believe that the allegations in the complaints are without merit and we intend to vigorously contest the litigation, there can be no assurance that we will be successful in our defense. If one or more of these claims are resolved against us, our consolidated financial statements could be materially adversely affected.

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

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 69% of our revenues in both the three months ended September 30, 2012 and 2011, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.

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

We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of September 30, 2012, we held $118.1 million of our $132.5 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.

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

As of September 30, 2012 we had international operations in Hong Kong, Lithuania and Taiwan. We also sell to distributors outside the United States and for both the three months ended September 30, 2012 and 2011, our revenues from sales outside the United States were 69%. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchase

Common stock repurchase activity during the three months ended September 30, 2012 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased (1)
August 13, 2012 – August 31, 2012	2,179,900	$8.88	2,179,900	$80,599
September 1, 2012 – September 30, 2012	992,014	$11.93	992,014	$68,742

(1)	On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced Monday, August 13, 2012.

Item 6. Exhibits

Exhibit Number

10.1	Loan and Security Agreement

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated: November 9, 2012	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ John Ritchie
John Ritchie

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.1	Loan and Security Agreement

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.