Form 10-Q
period 2012-12-31
Ubiquiti Networks, Inc.
filed 2013-02-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 4, 2013, 86,963,145 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$148,301	$122,060
Accounts receivable, net of allowance for doubtful accounts of $2,465 and $1,266, respectively	55,902	75,644
Inventories	14,623	7,734
Current deferred tax asset	882	882
Prepaid expenses and other current assets	2,771	1,577
Total current assets	222,479	207,897
Property and equipment, net	5,664	4,471
Long-term deferred tax asset	232	232
Other long–term assets	1,804	1,136
Total assets	$230,179	$213,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,747	$26,450
Customer deposits	1,392	235
Deferred revenues	815	805
Income taxes payable	5,353	946
Debt - short-term	5,009	6,968
Other current liabilities	14,931	17,031
Total current liabilities	55,247	52,435
Long-term taxes payable	7,727	7,727
Debt - long-term	73,601	22,623
Total liabilities	136,575	82,785
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
86,957,786 and 92,049,978 outstanding at December 31, 2012 and June 30, 2012, respectively	87	92
Additional paid–in capital	130,658	128,981
Treasury stock—44,238,960 and 39,079,910 shares held in treasury at December 31, 2012 and June 30, 2012, respectively	(123,864)	(69,515)
Retained earnings	86,723	71,393
Total stockholders’ equity	93,604	130,951
Total liabilities and stockholders’ equity	$230,179	$213,736
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$74,901	$87,817	$136,436	$166,984
Cost of revenues	44,416	50,527	80,931	96,681
Gross profit	30,485	37,290	55,505	70,303
Operating expenses:
Research and development	5,052	3,683	9,763	7,052
Sales, general and administrative	5,314	2,431	9,848	4,575
Total operating expenses	10,366	6,114	19,611	11,627
Income from operations	20,119	31,176	35,894	58,676
Interest expense and other, net	(197)	(312)	(283)	(946)
Income before provision for income taxes	19,922	30,864	35,611	57,730
Provision for income taxes	2,119	6,173	4,629	11,546
Net income	$17,803	$24,691	$30,982	$46,184
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	(9,704)	—	(112,431)
Less allocation of net income to participating preferred stockholders	—	(559)	—	—
Net income (loss) attributable to common stockholders—basic	$17,803	$14,428	$30,982	$(66,247)
Undistributed earnings re-allocated to common stockholders	—	15	—	—
Net income (loss) attributable to common stockholders—diluted	$17,803	$14,443	$30,982	$(66,247)
Net income (loss) per share of common stock:
Basic	$0.20	$0.16	$0.35	$(0.88)
Diluted	$0.20	$0.16	$0.34	$(0.88)
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	88,094	87,487	89,532	75,102
Diluted	90,056	90,056	91,493	75,102
Cash dividends declared per common share	$0.18	$—	$0.18	$—
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$30,982	$46,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	753	227
Provision for inventory obsolescence	875	505
Excess tax benefit from employee stock-based awards	(61)	(11,421)
Stock-based compensation	1,549	702
Provision for doubtful accounts	1,200	564
Changes in operating assets and liabilities:
Accounts receivable	18,542	(22,170)
Inventories	(7,764)	(3,822)
Deferred cost of revenues	—	(40)
Prepaid expenses and other assets	(1,621)	998
Accounts payable	1,829	697
Taxes payable	4,407	9,059
Deferred revenues	10	648
Accrued liabilities and other	(176)	(2,161)
Net cash provided by operating activities	50,525	19,970
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(3,467)	(1,110)
Net cash used in investing activities	(3,467)	(1,110)
Cash Flows from Financing Activities:
Proceeds from term loan, net	50,833	34,822
Repayments on term loan balance	(1,833)	(1,750)
Repurchases of common stock	(54,354)	—
Payment of special common stock dividend	(15,652)	—
Repurchase of Series A convertible preferred stock	—	(108,000)
Issuance of convertible subordinated promissory notes	—	68,000
Payment of convertible subordinated promissory notes	—	(68,000)
Proceeds from shares issued in initial public offering, net of offering costs	—	32,619
Proceeds from exercise of stock options	161	511
Excess tax benefit from employee stock-based awards	61	11,421
Tax withholdings related to net share settlements of restricted stock units	(33)	—
Net cash used in financing activities	(20,817)	(30,377)
Net increase (decrease) in cash and cash equivalents	26,241	(11,517)
Cash and cash equivalents at beginning of period	122,060	76,361
Cash and cash equivalents at end of period	$148,301	$64,844
Non-Cash Investing and Financing Activities:
Conversion of preferred stock into common stock in conjunction with initial public offering	$—	$150,278
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Networks, Inc. was incorporated in the State of California in 2003 as Pera Networks, Inc. In 2005 the Company changed its name to Ubiquiti Networks, Inc. and commenced its current operations. In June 2010, the Company was re-incorporated in Delaware.
Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) is a product driven company that leverages innovative proprietary technologies to deliver networking solutions to both startup and established network operators and service providers.
On October 13, 2011, the Company entered into an underwriting agreement for its initial public offering of common stock at $15.00 per share. The Company's initial public offering closed on October 19, 2011. Immediately prior to the closing of the initial public offering, all outstanding shares of the Company’s preferred stock converted to common stock on a one for one basis.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2012 included in its Annual Report on Form 10-K, as filed on September 28, 2012 with the SEC (the “Annual Report”). The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for any future periods.
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
The Company’s financial assets at December 31, 2012 and June 30, 2012 included money market funds which were valued based on quoted prices in active markets for substantially similar assets and, therefore, were Level 1 instruments. Additionally, at December 31, 2012 and June 30, 2012 the Company had debt associated with its Loan and Security Agreement with East West Bank (See Note 8). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and were therefore Level 2 instruments.
As of December 31, 2012 and June 30, 2012, the fair value hierarchy for the Company’s financial assets and financial liabilities was as follows (in thousands):

	December 31, 2012				June 30, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$135,000	$135,000	$—	$—	$108,228	$108,228	$—	$—
Liabilities:
Debt	$78,610	$—	$78,610	$—	$29,591	$—	$29,591	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common stockholders—basic	$17,803	$14,428	$30,982	$(66,247)
Net income (loss) attributable to common stockholders—diluted	$17,803	$14,443	$30,982	$(66,247)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	88,094	87,487	89,532	75,102
Add—dilutive potential common shares:
Stock options	1,806	2,309	1,808	—
Restricted stock units	156	260	153	—
Weighted-average shares used in computing diluted net income (loss) per share	90,056	90,056	91,493	75,102
Net income (loss) per share of common stock:
Basic	$0.20	$0.16	$0.35	$(0.88)
Diluted	$0.20	$0.16	$0.34	$(0.88)

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Stock options	355	34	196	3,458
Restricted stock units	367	11	340	496
	722	45	536	3,954

NOTE 5—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Cash	$13,301	$13,832
Money market funds	135,000	108,228
	$148,301	$122,060
NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$2,928	$4,668
Finished goods	11,695	3,066
	$14,623	$7,734

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Vendor deposits	$—	$129
Other current assets	2,771	1,448
	$2,771	$1,577

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Testing equipment	$2,883	$2,293
Computer and other equipment	663	578
Tooling equipment	1,391	532
Furniture and fixtures	607	595
Leasehold improvements	1,808	1,424
Software	92	77
	7,444	5,499
Less: Accumulated depreciation and amortization	(1,780)	(1,028)
	$5,664	$4,471
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Intangible assets, net	$989	$748
Other long-term assets	815	388
	$1,804	$1,136

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Accrued compensation and benefits	$2,498	$2,657
Accrued accounts payable	4,932	6,636
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	1,950	1,381
Other accruals	3,926	4,732
	$14,931	$17,031
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2012	2011
Beginning balance	$1,381	$806
Accruals for warranties issued during the period	1,684	1,229
Warranty costs incurred during the period	(1,115)	(668)
	$1,950	$1,367
NOTE 8—DEBT
In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. On September 15, 2011, $34.0 million was paid against the notes and was financed through the Company's EWB Loan Agreement (as further described below) reducing the aggregate principal amount outstanding to $34.0 million. The remainder of the notes were retired in October 2011 with the proceeds of the Company’s initial public offering and existing cash balances. The interest rate on the notes started at 5% per annum and increased by two percentage points every three months until it would have reached 9% in January 2012. The notes were prepayable without penalty prior to April 21, 2012, and were required to be paid in the event of the Company’s initial public offering or third party financing prior to April 21, 2012. The notes matured on July 21, 2021. The unpaid principal on the notes was convertible into shares of Series A preferred stock at $8.97 per share at any point after July 21, 2012. The difference between the repurchase price and the carrying value of the repurchased preferred stock on June 30, 2011 was $59.0 million. The difference was debited to available retained earnings with the remaining amount debited to additional paid-in capital and reduced the net income attributable to common stock shareholders resulting in a reduction of basic and diluted net income per share.
On September 15, 2011, the Company entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”), which was replaced by the Loan Agreement as discussed below. The credit facilities available under the EWB Loan Agreement consist of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan matures on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. The Company used $34.0 million of the term loan to repay a portion of the outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P leaving $1.0 million available for borrowing under the term loan facility.
On August 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement replaced the EWB Loan Agreement discussed above. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). The Company may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, the Company borrowed $20.8 million under the Term Loan Facility, and no borrowings remain available for borrowing thereunder. On November 21, 2012, the Company borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, the Company borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder.

The loans bear interest, at the Company’s option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (at the Company’s election, for a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on the debt service coverage ratio for its most recently ended fiscal quarter. The base rate is the highest of (i) East West Bank’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, or (iii) the LIBOR rate plus a margin equal to 1.00%. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees for a credit facility of this size and type.
Interest is due and payable monthly in arrears in the case of loans bearing interest at the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate. Principal payments under the Term Loan Facility will be made in quarterly installments on the first day of each calendar quarter, and each such quarterly installment shall be equal to $1.25 million through July 1, 2014, then equal to $1.875 million from October 1, 2014 through July 1 2015, and then equal to $2.5 million from October 1, 2015 through July 1, 2017, with the remaining outstanding principal balance and all accrued and unpaid interest due on August 7, 2017. All outstanding loans under the Revolving Credit Facility, together with all accrued and unpaid interest, are due on August 7, 2015.
The Company may prepay the loans, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts and reimbursement of certain costs in the case of prepayments of LIBOR loans. In addition, the Company is required to prepay the loan under the Term Loan Facility with (i) the proceeds from certain financing transactions or asset sales (subject, in the case of asset sales, to reinvestment rights) and (ii) 25.0% of the Company’s excess cash flow in the U.S., as determined after each fiscal year and in accordance with the Loan Agreement, provided that the Company shall not be required to prepay the loan out of its excess cash flow if its leverage ratio is greater than 1.50:1.00 on the last day of such fiscal year.
All of the obligations of the Company under the Loan Agreement are collateralized by substantially all of the Company’s assets, including all of the capital stock of the Company’s future domestic subsidiaries and 65% of the capital stock of the Company’s existing and future foreign subsidiaries, but excluding the Company’s intellectual property, which is subject to a negative pledge agreement. All of the Company’s future domestic subsidiaries are required to guaranty the obligations under the Loan Agreement. Such guarantees by future subsidiaries will be collateralized by substantially all of the property of such subsidiaries, excluding intellectual property.
The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of December 31, 2012, the Company was in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and liquidity ratio requirements.
The Loan Agreement includes customary events of default that, include among other things, defaults for the failure to timely pay principal, interest, or other amounts due, defaults due to the inaccuracy of representations and warranties, covenant defaults, a cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, defaults due to the unenforceability of a guaranty, and defaults due to circumstances that have or could reasonably be expected to have a material adverse effect on the Company's business, operations or financial condition, its ability to pay or perform under the Loan Agreement, or on the lenders' security interests. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement. During the existence of an event of default, interest on the obligations under the Loan Agreement could be increased by 2.00% above the otherwise applicable interest rate.
During the three and six months ended December 31, 2012, the Company made aggregate payments of $1.3 million and $1.8 million, respectively, against the loan balance. As of December 31, 2012, the Company has classified $5.0 million and $73.6 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the Loan Agreement.

The following table summarizes our estimated debt and interest payment obligations as of December 31, 2012 (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Debt payment obligations	$2,500	$5,000	$6,875	$39,375	$10,000	$15,000	$78,750
Interest payments on debt payment obligations	542	1,859	1,723	1,043	532	125	5,824
Total	$3,042	$6,859	$8,598	$40,418	$10,532	$15,125	$84,574
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
In December 2011, the Company entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which the Company uses as its corporate headquarters. The lease term is from April 1, 2012, through June 30, 2017. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is $4.9 million.
At December 31, 2012, future minimum annual payments under operating leases are as follows (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Operating leases	$750	$1,505	$1,465	$1,423	$1,117	$188	$6,448
Purchase Commitments
The Company subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded. The Company’s consolidated financial position and results of operations could be negatively impacted if it were required to compensate the contract manufacturers for any liabilities incurred.
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

Export Compliance Matters
In January 2011, the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) contacted the Company to request that the Company provide information related to its relationship with a logistics company in the United Arab Emirates (“UAE”) and with a company in Iran, as well as information on the export classification of its products. As a result of this inquiry the Company, assisted by outside counsel, conducted a review of the Company's export transactions from 2008 through March 2011 to not only gather information responsive to the OEE's request but also to review the Company's overall compliance with export control and sanctions laws. The Company believes its products have been sold into Iran by third parties. The Company does not believe that it directly sold, exported or shipped its products into Iran or any other country subject to a U.S. embargo. However, until early 2010, the Company did not prohibit its distributors from selling its products into Iran or any other country subject to a U.S. embargo. In the course of this review the Company identified that two distributors may have sold the Company's products into Iran. The Company's review also found that while it had obtained required Commodity Classification Rulings for its products in June 2010 and November 2010, the Company did not advise its shipping personnel to change the export authorizations used on its shipping documents until February 2011. During the course of the Company's export control review, the Company also determined that it had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to its lack of infrastructure and because it was prior to its transition to its current system of record, NetSuite.

In May 2011, the Company filed a self-disclosure statement with the BIS and OEE. In June 2011, the Company filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions the Company had taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, the Company’s products into Iran during the period from February 2010 through March 2011 and that the Company received various communications from them indicating that they were continuing to do so. Since January 2011, the Company has cooperated with OEE and, prior to its disclosure filing, the Company informally shared with the OEE the substance of its findings with respect to both distributors. From May 2011 to August 2011, the Company provided additional information regarding its review and its findings to OEE to facilitate its investigation and OEE advised the Company in August 2011 that it had completed its investigation of the Company. In August 2011, the Company received a warning letter from OEE stating that OEE had not referred the findings of the Company’s review for criminal or administrative prosecution and closed the investigation of the Company without penalty.
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

While the Company has now taken actions to ensure that export classification information is distributed to the appropriate personnel in a timely manner and has adopted policies and procedures to promote its compliance with these laws and regulations, including obtaining written distribution agreements with substantially all of its distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of its distributors of their obligations and obtaining updated distribution agreements from distributors that accounted for approximately 99% of its revenue in fiscal 2012. The Company's failure to amend all its distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on the Company or its management. Based on the facts known to the Company to date, the Company recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through the Company’s internal review and this loss is deemed to be probable and reasonably estimable. However, the Company also believes that it is reasonably possible that the loss may be higher, but the Company cannot reasonably estimate the range of any further potential losses. Specific information has come to management’s attention and as such management cannot estimate any further range of possible losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from the Company’s estimates, its business, financial condition, cash flows and results of operations would be materially negatively impacted.

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against the Company, certain of its officers and directors and the underwriters of the Company's initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased the Company's common stock between October 14, 2011 and August 9, 2012 and/or acquired the Company's stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit Company products. The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys' fees and costs.
The Company believes that the allegations in the consolidated complaint are without merit and intend to vigorously contest the litigation. However, there can be no assurance that the Company will be successful in its defense. Because the case is at a very early stage, the Company cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
NOTE 10—PREFERRED STOCK
Preferred Stock
In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. The $68.0 million was paid down primarily using proceeds from the EWB Loan Agreement and the remaining balance was subsequently paid down by funds raised upon the completion of the Company’s initial public offering on October 19, 2011 and the Company’s existing cash balances as discussed in Note 8.
NOTE 11—COMMON STOCK AND TREASURY STOCK
As of December 31, 2012 and June 30, 2012, the authorized capital of the Company included 500,000,000 shares of common stock. As of December 31, 2012, 131,196,746 shares of common stock were issued and 86,957,786 were outstanding. As of June 30, 2012, 131,129,888 shares of common stock were issued and 92,049,978 were outstanding.
Common Stock Repurchases
On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced Monday, August 13, 2012. The share repurchase program has been funded from proceeds from the Loan Agreement as discussed in Note 8 and from existing cash on hand.

Common stock repurchase activity during the six months ended December 31, 2012 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares that May Yet Be Purchased
August 13, 2012 – August 31, 2012	2,179,900	$8.88	$80,599
September 1, 2012 – September 30, 2012	992,014	$11.93	$68,742
October 1, 2012 - October 31, 2012	371,665	$11.72	$64,377
November 1, 2012 - November 30, 2012	657,700	$11.16	$57,024
December 1, 2012 - December 31, 2012	957,771	$11.86	$45,646
Total	5,159,050	$10.52	$45,646

Special Dividend

On December 14, 2012, the Company announced that its Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012.
NOTE 12—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2012, the Company had 5,381,713 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of sales	$104	$27	$185	$33
Research and development	401	116	667	232
Sales, general and administrative	388	208	697	437
	$893	$351	$1,549	$702
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2012:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2012	3,347,445	$1.45
Granted	600,000	10.93
Exercised	(50,205)	3.21
Forfeitures and cancellations	(17,366)	6.22
Balance, December 31, 2012	3,879,874	$2.87	6.66	$36,110
Vested and expected to vest as of December 31, 2012	3,806,169	$2.76	6.66	$35,867
Vested and exercisable as of December 31, 2012	2,662,106	$0.76	5.66	$30,324
During the three months ended December 31, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $185,000 and $46.2 million, respectively, as determined as of the date of option exercise. During the six months ended December 31, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $363,000 and $46.6 million respectively.

As of December 31, 2012, the Company had unrecognized compensation costs of $4.2 million related to stock options which the Company expects to recognize over a weighted-average period of 3.5 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the three and six months ended December 31, 2012 and 2011, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	52%	51%	52%	49%
Risk-free interest rate	0.8%	1.1%	0.8%	1.6%
Expected dividend yield	—	—	—	—
Weighted average grant date fair value	$5.37	$7.79	$5.37	$4.90
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2012	453,620	$9.42
RSUs granted	300,500	13.63
RSUs vested	(19,207)	12.65
RSUs cancelled	(10,500)	28.78
Non-vested RSUs, December 31, 2012	724,413	$10.80
The intrinsic value of RSUs vested in the three months ended December 31, 2012 and 2011 was $142,000 and $25,000, respectively. The intrinsic value of RSUs vested in the six months ended December 31, 2012 and 2011 was $233,000 and $25,000, respectively. The total intrinsic value of all outstanding RSUs was $8.8 million as of December 31, 2012.
As of December 31, 2012, there was unrecognized compensation costs related to RSUs of $6.2 million which the Company expects to recognize over a weighted average period of 3.5 years.
NOTE 13—INCOME TAXES
As of December 31, 2012, the Company had approximately $9.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At December 31, 2012, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $896,000 for the three months ended December 31, 2012. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded a tax provision of $2.1 million for the three months ended December 31, 2012. The Company’s estimated 2012 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2009 and onwards could be subject to examinations by tax authorities.

NOTE 14—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Revenues by product type were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
airMAX	$48,752	65%	$52,939	60%	$80,809	59%	$102,774	62%
New platforms	11,905	16%	4,226	5%	27,533	20%	6,960	4%
Other systems	4,835	6%	18,254	21%	8,619	7%	31,019	19%
Systems	65,492	87%	75,419	86%	116,961	86%	140,753	85%
Embedded radio	1,519	2%	2,567	3%	3,233	2%	5,792	3%
Antennas/other	7,890	11%	9,831	11%	16,242	12%	20,439	12%
Total revenues	$74,901	100%	$87,817	100%	$136,436	100%	$166,984	100%
The Company generally forwards products directly from its manufacturers to its customers via a logistics distribution hub in China. The Company's customers in turn ship to other locations throughout the world. The Company has determined the geographical distribution of product revenues based upon the customer's ship-to destinations.
Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
North America(1)	$12,106	16%	$21,440	24%	$32,467	24%	$46,381	28%
South America	17,081	23%	24,250	28%	27,324	20%	44,085	26%
Europe, the Middle East and Africa	35,929	48%	30,356	35%	59,073	43%	55,139	33%
Asia Pacific	9,785	13%	11,771	13%	17,572	13%	21,379	13%
Total revenues	$74,901	100%	$87,817	100%	$136,436	100%	$166,984	100%

(1)
Revenue for the United States was $11.4 million and $20.7 million for the three months ended December 31, 2012 and 2011, respectively. Revenue for the United States was $30.7 million and $45.1 million for the six months ended December 31, 2012 and 2011, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2012	2011	2012	2011	2012	2012
Customer A	15%	21%	12%	19%	17%	19%
Customer B	14%	*	*	*	13%	*
Customer C	*	*	*	12%	*	11%
Customer D	*	*	*	*	*	12%
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
We offer a broad and expanding portfolio of networking products and solutions in the outdoor wireless, enterprise WLAN, video surveillance, wireless backhaul and machine-to-machine communications markets. We began shipping embedded radios in fiscal 2006. In fiscal 2008 we introduced a line of products based on 802.11 standard protocols and in early fiscal 2010, we introduced a number of new products based on our proprietary airMAX protocol, which have been rapidly adopted by network operators and high-performance proprietary airMAX service providers. Since the beginning of fiscal 2011, we have introduced UniFi, airVision, airFiber, mFi and EdgeMAX, which are collectively referred to in this report as our New Platforms. In the three and six months ended December 31, 2012, our systems revenue accounted for 87% and 86% of our revenues, respectively. In the future, we expect sales of our airMAX platform and our new product platforms to continue to represent a growing portion of our revenues and the portion of our revenues derived from our 802.11 standard products to decline as a percentage of total revenues.
Building on our leadership in the underserved and underpenetrated segments of the wireless broadband access market, we intend to expand our product offerings in our existing market and enter adjacent markets by relying on the combination of our efficient business model and proprietary technologies. For example, we have introduced products and solutions for the enterprise WLAN and video surveillance markets, and since late fiscal 2011 licensed microwave wireless backhaul, machine-to-machine communication and router markets. As we enter such new markets, we plan to leverage existing distributor relationships and established engaged communities similar to the Ubiquiti Community, our growing and engaged community of network operators, service providers, distributors, value added resellers and system integrators, to keep our operating expenses in line with our current model and enable us to offer products in these new markets with compelling price-performance characteristics.
to keep our operating expenses in line with our current model and enable us to offer products in these new markets with compelling price-performance characteristics.
Our revenues decreased 15% to $74.9 million in the three months ended December 31, 2012 from $87.8 million in the three months ended December 31, 2011. Our revenues decreased 18% to $136.4 million in the six months ended December 31, 2012 from $167.0 million in the six months ended December 31, 2011. We believe the overall decrease in revenues during both the three and six months ended December 31, 2012 was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues. We had net income of $17.8 million and $24.7 million in the three months ended December 31, 2012 and 2011, respectively. We had net income of $31.0 million and $46.2 million in the six months ended December 31, 2012 and 2011, respectively. The declines in net income in both the three and six months ended December 31, 2012 as compared to the same periods in the prior year were primarily due to the decline in revenues and increased operating expenses.

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
We classify our revenues into three product categories: systems, embedded radios and antennas/other.

•	Systems consists of three product categories:

▪	Our proprietary airMAX platform products for network operators and service providers;

▪	Our new platform products which include significant platforms introduced in late fiscal 2011 and during 2012 which includes the UniFi, airVision and airFiber, mFi and EdgeMAX platforms; and

▪	Other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment ("CPE").

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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 97% and 96% of our revenues in the three months ended December 31, 2012 and 2011, respectively. Sales to distributors accounted for 97% of our revenues in both the six months ended December 31, 2012 and 2011. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.
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

•
Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of outside legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expand our registration and defense of trademarks and patents efforts and to support our business and operations as a public company.
Deferred Revenues and Costs
In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. At December 31, 2012 and June 30, 2012, we did not have any revenue deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably probable.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of December 31, 2012 and June 30, 2012, we had deferred revenues of $815,000 and $805,000 respectively, related to these obligations.
Prepayments
We have historical agreements with certain contract manufacturers whereby we prepay for a portion of the product costs to assure the manufacture and timely delivery of our products. However, as of December 31, 2012 we did not have any prepayment balances with our contract manufacturers. As of June 30, 2012, we had a prepayment balance of $129,000.
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

Results of Operations
Comparison of Three and Six Months Ended December 31, 2012 and 2011

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	(In thousands, except percentages)
Revenues	$74,901	100%	$87,817	100%	$136,436	100%	$166,984	100%
Cost of revenues	44,416	59%	50,527	58%	80,931	59%	96,681	58%
Gross profit	30,485	41%	37,290	42%	55,505	41%	70,303	42%
Operating expenses:
Research and development	5,052	7%	3,683	4%	9,763	7%	7,052	4%
Sales, general and administrative	5,314	7%	2,431	3%	9,848	7%	4,575	3%
Total operating expenses	10,366	14%	6,114	7%	19,611	14%	11,627	7%
Income from operations	20,119	27%	31,176	35%	35,894	27%	58,676	35%
Interest expense and other, net	(197)	*	(312)	*	(283)	*	(946)	*
Income before provision for income taxes	19,922	27%	30,864	35%	35,611	26%	57,730	35%
Provision for income taxes	2,119	3%	6,173	7%	4,629	3%	11,546	7%
Net income	$17,803	24%	$24,691	28%	$30,982	23%	$46,184	28%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$104		$27		$185		$33
Research and development	401		116		667		232
Sales, general and administrative	388		208		697		437
Total stock-based compensation	$893		$351		$1,549		$702
Revenues
Revenues decreased $12.9 million, or 15%, from $87.8 million in the three months ended December 31, 2011 to $74.9 million in the three months ended December 31, 2012. Revenues decreased $30.5 million, or 18%, from $167.0 million in the six months ended December 31, 2011 to $136.4 million in the six months ended December 31, 2012. We believe the overall decrease in revenues during the three and six months ended December 31, 2012 was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues. This has had the most significant impact on our airMAX platform which decreased $4.2 million and $22.0 million, respectively, in the three and six months ended December 31, 2012 compared to the same periods in the prior year.
In the three months ended December 31, 2012, revenues from Customer A and Customer B represented 15% and 14% of our revenues, respectively. In the three months ended December 31, 2011, revenues from Customer A represented 21% of our revenues. In the six months ended December 31, 2012, revenues from Customer A represented 12% of our revenues. In the six months ended December 31, 2011, revenues from Customer A and Customer C represented 19% and 12% of our revenues, respectively. No other customer represented more than 10% of our revenues in the three or six months ended December 31, 2012 or 2011.

Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	(in thousands, except percentages)
airMAX	$48,752	65%	$52,939	60%	$80,809	59%	$102,774	62%
New platforms	11,905	16%	4,226	5%	27,533	20%	6,960	4%
Other systems	4,835	6%	18,254	21%	8,619	7%	31,019	19%
Systems	65,492	87%	75,419	86%	116,961	86%	140,753	85%
Embedded radio	1,519	2%	2,567	3%	3,233	2%	5,792	3%
Antennas/other	7,890	11%	9,831	11%	16,242	12%	20,439	12%
Total revenues	$74,901	100%	$87,817	100%	$136,436	100%	$166,984	100%

Systems revenues decreased $9.9 million, or 13%, from $75.4 million in the three months ended December 31, 2011 to $65.5 million in the three months ended December 31, 2012. Systems revenues decreased $23.8 million, or 17%, from $140.8 million in the six months ended December 31, 2011 to $117.0 million in the three months ended December 31, 2012. As noted above, we believe the decrease in systems revenues was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, in particular our airMAX product line. The decrease in our airMAX product line was partially offset by increased sales in our new platforms category, which includes significant platforms introduced since late fiscal 2011. Our new platforms contributed $11.9 million and $4.2 million of revenue during the three months ended December 31, 2012 and 2011, respectively, and $27.5 million and $7.0 million of revenue during the six months ended December 31, 2012 and 2011, respectively. Our other systems revenue decreased $13.4 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 due primarily to our December 2011 quarter including a large order to a customer. Our other systems revenue decreased $22.4 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 due primarily to our December 2011 quarter including a large order to a customer.
Embedded radio revenues decreased $1.0 million, or 41%, from $2.6 million in the three months ended December 31, 2011 to $1.5 million in the three months ended December 31, 2012, and decreased $2.6 million, or 44%, from $5.8 million in the six months ended December 31, 2011 to $3.2 million in the six months ended December 31, 2012. We anticipate that embedded radio products will decline as a percentage of revenues in future periods as sales of these products are outpaced by sales of systems products.
Antennas/other revenues decreased $1.9 million, or 20% from $9.8 million in the three months ended December 31, 2011 to $7.9 million in the three months ended December 31, 2012. Antennas/other revenues decreased $4.2 million, or 21% from $20.4 million in the six months ended December 31, 2011 to $16.2 million in the six months ended December 31, 2012. The decline in antennas/other revenues was primarily due to the decreased sales of our systems platforms, which negatively impacted the demand for associated antennas. Other revenues also include revenues that are attributable to PCS. Antenna/other revenues will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally forward products directly from our manufacturers to our customers via logistics distribution hubs in Asia.  Beginning in the quarter ended December 31, 2012, our products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, our products were mainly delivered to our customers through distribution hubs in Hong Kong.  Our customers in turn ship to other locations throughout the world. We have determined the geographical distribution of our product revenues based on our customer's ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain. Revenues in North America decreased primarily due to a significant decline in orders from one of our customers. We believe the decrease in revenues in South America and Europe, the Middle East and Africa was primarily driven by the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. Revenues in the Asia Pacific region tend to be volatile given the low levels of revenues. The following are our revenues by geography for the three and six months ended December 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
North America(1)	$12,106	16%	$21,440	24%	$32,467	24%	$46,381	28%
South America	17,081	23%	24,250	28%	27,324	20%	44,085	26%
Europe, the Middle East and Africa	35,929	48%	30,356	35%	59,073	43%	55,139	33%
Asia Pacific	9,785	13%	11,771	13%	17,572	13%	21,379	13%
Total revenues	$74,901	100%	$87,817	100%	$136,436	100%	$166,984	100%

(1)
Revenue for the United States was $11.4 million and $20.7 million for the three months ended December 31, 2012 and 2011, respectively. Revenue for the United States was $30.7 million and $45.1 million for the six months ended December 31, 2012 and 2011, respectively.

Cost of Revenues and Gross Profit
Cost of revenues decreased $6.1 million, or 12%, from $50.5 million in the three months ended December 31, 2011 to $44.4 million in the three months ended December 31, 2012. Cost of revenues decreased $15.8 million, or 16%, from $96.7 million in the six months ended December 31, 2011 to $80.9 million in the six months ended December 31, 2012. The decreases in cost of revenues in both the three and six months ended December 31, 2012 was primarily due to decreased revenues and to a lesser extent, changes in product mix.
Gross profit decreased from 42% in the three months ended December 31, 2011 to 41% in the three months ended December 31, 2012. Gross profit decreased from 42% in the six months ended December 31, 2011 to 41% in the six months ended December 31, 2012. The decrease in gross profit in both periods reflects increases in variable operating costs.
Operating Expenses
Research and Development
Research and development expenses increased $1.4 million, or 37%, from $3.7 million in the three months ended December 31, 2011 to $5.1 million in the three months ended December 31, 2012. As a percentage of revenues, research and development expenses increased from 4% in the three months ended December 31, 2011 to 7% in the three months ended December 31, 2012. Research and development expenses increased $2.7 million, or 38%, from $7.1 million in the six months ended December 31, 2011 to $9.8 million in the six months ended December 31, 2012. As a percentage of revenues, research and development expenses increased from 4% in the six months ended December 31, 2011 to 7% in the six months ended December 31, 2012. The increase in research and development expenses in absolute dollars in both periods was due to increases in headcount as we broadened our research and development activities to new product areas. As a percentage of revenues, research and development expenses increased in both periods primarily due to our overall decrease in revenues. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $2.9 million, or 119%, from $2.4 million in the three months ended December 31, 2011 to $5.3 million in the three months ended December 31, 2012. As a percentage of revenues, sales, general and administrative expenses increased from 3% in the three months ended December 31, 2011 to 7% in the three months ended December 31, 2012. Sales, general and administrative expenses increased $5.3 million, or 115%, from $4.6 million in the six months ended December 31, 2011 to $9.8 million in the six months ended December 31, 2012. As a percentage of revenues, sales, general and administrative expenses increased from 3% in the six months ended December 31, 2011 to 7% in the six months ended December 31, 2012. Sales, general and administrative expenses increased in both periods due largely to increased legal expenses associated with our anti-counterfeiting litigation, increased marketing and tradeshow activity and increases in our bad debt allowance. As a percentage of revenues sales, general and administrative expenses increased in both periods primarily due to our overall revenue decrease in revenues. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support our business and operations.
Interest Expense and Other, Net
Interest expense and other, net was $197,000 for the three months ended December 31, 2012, representing a decrease of $115,000 from $312,000 for the three months ended December 31, 2011. Interest expense and other, net was $283,000 for the six months ended December 31, 2012, representing a decrease of $663,000 from $946,000 for the six months ended December 31, 2011. During the three months ended September 30, 2011, we incurred interest expense on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011. The convertible subordinated promissory notes were repaid in full in October 2011.
Provision for Income Taxes
Our provision for income taxes decreased $4.1 million, or 66%, from $6.2 million for the three months ended December 31, 2011 to $2.1 million for the three months ended December 31, 2012. Our provision for income taxes decreased $6.9 million, or 60%, from $11.5 million for the six months ended December 31, 2011 to $4.6 million for the six months ended December 31, 2012. Our effective tax rate decreased to 11% for the three months ended December 31, 2012 as compared to 20% the three months ended December 31, 2011. Our effective tax rate decreased to 13% for the six months ended December 31, 2012 as compared to 20% the six months ended December 31, 2011. The decrease in the effective tax rates during both periods was primarily due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. Cash, cash equivalents and short-term marketable securities increased from $122.1 million at June 30, 2012 to $148.3 million at December 31, 2012.

Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$50,525	$19,970
Net cash used in investing activities	(3,467)	(1,110)
Net cash used in financing activities	(20,817)	(30,377)
Net increase (decrease) in cash and cash equivalents	$26,241	$(11,517)
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2012 of $50.5 million consisted primarily of net income of $31.0 million and net changes in operating assets and liabilities that resulted in net cash inflows of $15.2 million. These changes consisted primarily of a $18.5 million decrease in accounts receivable due to decreased revenues and improved cash collections, a $1.7 million increase in accounts payable and accrued liabilities due to decreased overall business activity, a $4.4 million increase in taxes payable due the timing of federal tax payments and a $1.6 million increase in prepaid expenses and other current assets due to an increase in overall business activity. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for doubtful accounts and write-downs for inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $4.3 million.

Net cash provided by operating activities in the six months ended December 31, 2011 of $20.0 million consisted primarily of net income of $46.2 million partially offset by changes in operating assets and liabilities. These changes consisted primarily of a $22.2 million increase in accounts receivable due to our overall revenue growth, a $9.1 million increase in taxes payable, a $3.8 million increase in inventories, a $1.5 million decrease in accounts payable and accrued liabilities, a $1.0 million decrease in prepaid expenses and other current assets and an increase of $608,000 in deferred revenues and deferred cost of revenues. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in a reduction of our net cash provided by operating activities of $9.4 million.
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the six months ended December 31, 2012 and 2011 were $2.6 million and $1.1 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $814,000 during the six months ended December 31, 2012.
Cash Flows from Financing Activities
On August 7, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement replaced the EWB Loan Agreement discussed below. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). We may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility, and no borrowings remain available thereunder. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, we borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder.

The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of our or its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of December 31, 2012, we were in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and minimum level of liquidity requirements.
On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced August 13, 2012. During the six months ended December 31, 2012 we repurchased 5,159,050 shares for a total cost of $54.4 million.

On December 14, 2012, we announced that our Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012.

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
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of December 31, 2012, we held $141.1 million of our $148.3 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
Commitments and Contingencies
In January 2011, the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) contacted us to request that we provide information related to our relationship with a logistics company in the United Arab Emirates (“UAE”) and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to the OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. In the course of this review we identified that two distributors may have sold Ubiquiti products into Iran. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our current system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”
In May 2011, we filed a self-disclosure statement with the BIS and the OEE and, in June 2011 we filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”), regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to both distributors. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation of us without penalty.
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

While we have now taken actions to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with these laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for over 99% of our revenue in fiscal 2012. Our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Specific information has come to our attention and as we cannot estimate any further range of possible losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of December 31, 2012 or 2011.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at December 31, 2012.
Contractual Obligations and Off-Balance Sheet Arrangements
We lease our headquarters in San Jose, California and other locations worldwide under noncancelable operating leases that expire at various dates through fiscal 2017.

In December 2011, we entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which we use as our corporate headquarters. The lease term is from April 1, 2012, though June 30, 2017. The lease has been categorized as an operating lease, and the total estimated lease obligation is approximately $4.9 million.
On August 7, 2012, we entered into the Loan Agreement with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances, and (ii) a $50.0 million Term Loan Facility. We may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility and no borrowings remain available thereunder. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012 we borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder.

The following table summarizes our contractual obligations as of December 31, 2012:

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Operating leases	$750	$1,505	$1,465	$1,423	$1,117	$188	$6,448
Debt payment obligations	2,500	5,000	6,875	39,375	10,000	15,000	78,750
Interest payments on debt payment obligations	542	1,859	1,723	1,043	532	125	5,824
Total	$3,792	$8,364	$10,063	$41,841	$11,649	$15,313	$91,022
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
As of December 31, 2012, we had $9.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
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

The following table shows our Non-GAAP financial measures:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Non-GAAP net income	$18,339	$24,902	$31,911	$46,605
Non-GAAP diluted net income per share of common stock	$0.20	$0.27	$0.35	$0.50

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
The following table shows a reconciliation of GAAP net income to non-GAAP net income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net Income	$17,803	$24,691	$30,982	$46,184
Stock-based compensation:
Cost of revenues	104	27	185	33
Research and development	401	116	667	232
Sales, general and administrative	388	208	697	437
Tax effect of non-GAAP adjustments	(357)	(140)	(620)	(281)
Non-GAAP net income	$18,339	$24,902	$31,911	$46,605
Non-GAAP diluted net income per share of common stock (1)	$0.20	$0.27	$0.35	$0.50
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock (1)	90,056	93,446	91,493	93,480

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

The following table shows a reconciliation of weighted-average shares used in computing net loss per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Weighted average shares used in computing net loss per share of common stock- diluted	90,056	90,056	91,493	75,102
Weighted average dilutive effect of stock options and restricted stock units	—	—	—	3,247
Weighted average shares of Series A preferred stock outstanding	—	3,390	—	15,131
Weighted-average shares used in computing non-GAAP diluted income per share of common stock	90,056	93,446	91,493	93,480
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. The loans bear interest, at our option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (at our election for a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on our debt service coverage ratio for the most recently ended fiscal quarter. The base rate is the highest of (i) East West Bank’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, or (iii) the LIBOR rate plus a margin equal to 1.00%. Based on a sensitivity analysis, as of December 31, 2012, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our net income before income taxes in excess of $1.0 million over the next 12 months.
We had cash and cash equivalents of $148.3 million and $122.1 million as of December 31, 2012 and June 30, 2012, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three months ended December 31, 2012, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Intellectual Property
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business regarding the rights and use of our intellectual property. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights and request of indemnification from our business partners or purchasers or four products arising out of third-party infringement claims. Future litigation may be necessary to defend ourselves and our wireless carriers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.
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
Export Compliance
In January 2011, the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) contacted us to request that we provide information related to our relationship with a logistics company in the United Arab Emirates (“UAE”) and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to the OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. In the course of this review we identified that two distributors may have sold Ubiquiti products into Iran. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our current system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”
In May 2011, we filed a self-disclosure statement with the BIS and OEE. In June 2011, we filed a self-disclosure statement with OFAC, regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to both distributors. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution and closed the investigation of us without penalty.

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

While we have now taken actions to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with these laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for over 99% of our revenue in fiscal 2012. Our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Specific information has come to our attention and as we cannot estimate any further range of possible losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against us, certain of our officers and directors and the underwriters of our initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased our common stock between October 14, 2011 and August 9, 2012 and/or acquired our stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit versions of our products. The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys' fees and costs.
We believe that the allegations in the consolidated complaint are without merit and intend to vigorously contest the litigation. However, there can be no assurance that we will be successful in our defense. Because the case is at a very early stage, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
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
Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 97% and 96% of our revenues in the three months ended December 31, 2012 and 2011, respectively. Sales to distributors accounted for 97% of our revenues in both the six months ended December 31, 2012 and 2011. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively low and fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.
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
We rely on a limited number of distributors, which we consider to be our customers, and the loss of existing, or a need to add new distributors may cause disruptions in our shipments, which may materially adversely affect our ability to sell our products and achieve our revenue forecasts and we may be unable to sell inventory we have manufactured to meet expected demand in a timely manner, if at all.
Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three months ended December 31, 2012, revenues from Customer A and Customer B represented 15% and 14% of our revenues, respectively. In the three months ended December 31, 2011, revenues from Customer A represented 21% of our revenues. In the six months ended December 31, 2012, revenues from Customer A represented 12% of our revenues. In the six months ended December 31, 2011, revenues from Customer A and Customer C represented 19% and 12% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.
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
Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $74.9 million, $61.5 million, $94.9 million, $91.7 million and $87.8 million and our net income was $17.8 million, $13.2 million, $28.5 million, $27.9 million and $24.7 million in the three months ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially. The Company’s stock has recently experienced substantial price volatility. For example, from our initial public offering through December 31, 2012, the price of our common stock ranged from $7.80 to $35.99 per share.

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
Beginning on September 7, 2012, two shareholder class action complaints were filed against us. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities
Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased our common stock between
October 14, 2011 and August 9, 2012 and/or acquired our stock pursuant to or traceable to the registration statement for the initial public offering. The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys’
fees and costs. Although we believe that the allegations in the complaint are without merit and we intend to vigorously contest the litigation, there can be no assurance that we will be successful in our defense. If one or more of these claims are resolved against us, our consolidated financial statements could be materially adversely affected.
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
Our success and future growth depend on the skills, working relationships and continued services of our management team and in particular, our founder and chief executive officer, Robert J. Pera. Our future performance will also depend on our ability to continue to retain our other senior management. We do not maintain key person insurance for any of our personnel, except for a small policy with respect to Mr. Pera. Further, our current chief financial officer will be resigning effective February 28, 2013. We cannot be certain that there will be smooth transition to our new chief financial officer.
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

We have received, and may in the future receive, claims from third parties asserting intellectual property infringement and other related claims. Future litigation may be necessary to defend ourselves and demand indemnification from our suppliers, if appropriate, by determining the scope, enforceability and validity of third party proprietary rights or to establish our own proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies and other third-party non-practicing entities that focus solely on extracting royalties and settlements by enforcing patent rights may target our component suppliers, manufacturers, us, our distributors, members of our sales channels, our network operators and service providers, or other purchasers of our products. These companies typically have little or no product revenues and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against our component suppliers, manufacturers, us, our distributors, members of our sales channels, network operators and service providers, or other purchasers of our products. For example, we have received correspondence from certain patent holding companies who assert that we infringe certain patents related to wireless communication technologies. We believe that these patents are either invalid or not infringed by us. However, we cannot assure you that a court adjudicating a claim that we infringe these patents would rule in our favor should these patent holding companies file suit against us. We believe that in the event of a claim we may be entitled to seek indemnification from our suppliers. However, we cannot provide any assurances that if we seek such indemnification, we will receive it. At any time, any of these third parties could initiate litigation against us, or we may be forced to initiate litigation against them. Regardless of whether claims that we are infringing patents, trademarks or other intellectual property rights have any merit, these claims can be time consuming and costly to evaluate and defend and could:

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

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 85% and 76% of our revenues in the three months ended December 31, 2012 and 2011, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.
Sale of certain of our products into Iran, Cuba, Syria, the Sudan and North Korea is restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components and may be exported from and outside the United States only with the required authorization or eligibility for a license exception. Until early 2010, we lacked sufficient familiarity with the export control and sanctions laws and their applicability to our products. Our lack of sufficient familiarity was largely due to our lean corporate infrastructure, the inexperience of our management team in these matters and the fact that our products are manufactured outside the United States and most of our products never enter the United States. In early 2010, as a result of diligence undertaken in connection with the Summit transaction, we learned that our products could not be sold, directly or indirectly, into Iran and other countries subject to a U.S. embargo and we learned that some of our products were listed on the Commerce Control List in the EAR, and require authorization from the BIS, prior to export. We then began to evaluate the export controls and sanctions applicable to our product sales and to take steps to comply with these laws. For instance, we revised our standard form distribution agreements to clearly articulate the restrictions imposed by export control and sanctions laws governing business with embargoed countries, disabled downloads of our software by users in these countries, and obtained the required Commodity Classification Rulings for our encryption products as required by the EAR. In February 2011, our Audit Committee retained outside counsel to conduct a review of our export control compliance and possible sales of our products by third persons to embargoed countries. This review was conducted to fully respond to and cooperate with a request for information from OEE, relating to two foreign companies and the export classification of our products and to ensure that we were in compliance with the export control and sanctions laws. The review was completed in April 2011 and we took the actions described below as a result of our review. In May 2011, we filed a disclosure report regarding our findings as a result of this review with OEE. In August 2011, we received a warning letter from the OEE indicating that the OEE had completed its investigation of us, was closing out the matter without issuing a penalty, had not referred the matters described below for criminal or administrative prosecution and closed the investigation of us. In June 2011, we also filed a voluntary self-disclosure with OFAC, the results of which is still pending.
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
Inquiry from U.S. Department of Commerce’s Office of Export Enforcement
In January 2011, OEE contacted us to request that we provide information related to our relationship with a logistics company in the UAE and with a company in Iran, as well as information on the export classification of our products, neither of which are Distributor 1 or Distributor 2. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to OEE’s request but also to review our overall compliance with export control and sanctions laws. It was in the course of this review that we identified the Iranian sales of Distributor 1 after February 2010 and the Iranian sales of Distributor 2. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our current system of record, NetSuite.
In May 2011, we filed a self-disclosure statement with the BIS and OEE. In June 2011, we filed a self-disclosure statement with OFAC regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both Distributor 1 and Distributor 2 continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various email communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to Distributor 1 and Distributor 2. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation of us without penalty.
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

While we have now taken actions to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with these laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for over 99% of our revenue in fiscal 2012. Our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management's estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Specific information has come to our attention and as we cannot estimate any further range of possible losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
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

We rely on a limited number of contract manufacturers to produce and test all of our products, and failure to successfully manage our relationships with these parties could adversely affect our ability to market and sell our products.
We retain contract manufacturers, which are primarily located in China, to manufacture and quality control our products. We currently do not have long-term supply contracts with any of these contract manufacturers. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not otherwise required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing and quality assurance services to new providers. Relying on contract manufacturers for manufacturing and quality assurance also presents significant risks to us, including the inability of our contract manufacturers to:

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

We recently retained the services of a third party logistics and warehousing provider in China. The failure or inability of this service provider to accurately segregate, record and report our inventory and/or deliver products to our customers in an accurate and timely manner could disrupt our business and harm our reputation and operating results.

Beginning in the quarter ended December 31, 2012, we began using a third party logistics and warehousing provider in China to fulfill the majority of our worldwide sales. Prior to that, our shipments were mainly fulfilled by our contract manufacturers. Depending on the terms of our arrangements with the contract manufacturers, legal title to this inventory may belong to them or to us. We rely on this third party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. We also rely on them to accurately deliver on a timely basis our products to our customers. If this service provider fails to accurately segregate and record our inventory and/or deliver products to our customers in an accurate and timely manner, it could have a material adverse affect on our business, operating results and financial condition.
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
We are dependent on Qualcomm Atheros, Inc. ("Qualcomm Atheros") for chipsets for our products and do not have short-term alternatives if Qualcomm Atheros were to terminate its agreement with us, which could cause us to be unable to fulfill short-term demand and delay our ability to fulfill orders.
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

We have limited experience and personnel to manage our supply chain, our contract manufacturers and our third party logistics services provider, which may cause us to experience lower product margins, impair product quality and result in our inability to fulfill demand for our products and solutions.
We rely on our contract manufacturers to produce and test all of our products. We also rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. We have limited experience and personnel to manage our relationships with our contract manufacturers and our supply chain. Inaccurately forecasting our demand for key components, including the Qualcomm Atheros chipsets, could materially adversely affect our ability to build our products in a timely manner and our margins could decline. Any failure by us to effectively and proactively manage these relationships and activities could result in material adverse effects on our business, operating results and financial condition. If we were required or choose to transition some of our supply chain activities from our contract manufacturers to within our organization, we would be required to hire more experienced personnel and develop more supply chain policies and procedures. This transition could be lengthy and could cause significant delays in the production, testing and shipment of our products, any of which may result in material adverse effects, including an increase in our costs and our ability to ship our products and solutions. We cannot assure you that we would ever be able to effectively complete any such transition.
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
We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of December 31, 2012, we held $141.1 million of our $148.3 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.
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
As of June 30, 2012 we had $29.6 million of debt related to a term loan with East West Bank. Additionally, in August 2012 we increased the term loan facility to $50.0 million and entered into a revolving line of credit for up to another $50.0 million from East West Bank and U.S. Bank under a new loan agreement which replaced our prior loan agreement with East West Bank. As of December 31, 2012, our balance outstanding under these facilities was $78.6 million.
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
As of December 31, 2012 we had international operations in Hong Kong, Lithuania and Taiwan. We also sell to distributors outside the United States and for the three months ended December 31, 2012 and 2011, our revenues from sales outside the United States were 85% and 76%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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
Our manufacturing capacity may be reduced or eliminated at one or more facilities because our manufacturing, assembly, testing and shipping contractors are all located in southern China, the majority of our products are shipped from China and we have research and development offices in Taiwan and California. Our principal executive offices are also located in California. The risk of earthquakes, typhoons and other natural disasters in these geographic areas is significant due to the proximity of major earthquake fault lines. Southern China and Taiwan are also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding or other natural disasters in California, southern China or Taiwan, or political unrest, war, labor strikes, work stoppages or public health crises, in countries where our or our contractors’ facilities are located could result in the disruption of our development, manufacturing, assembly, testing or shipping capacity. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing, assembly or testing from the affected contractor to another third party vendor or our research and development activities to another location. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock Repurchase
Common stock repurchase activity during the three months ended December 31, 2012 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased (1)
October 1, 2012 - October 31, 2012	371,665	$11.72	371,665	$64,377
November 1, 2012 - November 30, 2012	657,700	$11.16	657,700	$57,024
December 1, 2012 - December 31, 2012	957,771	$11.86	957,771	$45,646

(1)
On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock, with no expiration from the date of authorization. The share repurchase program commenced Monday, August 13, 2012.

Item 5. Other Information

Our annual meeting of stockholders was held on December 14, 2012. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of two (2) Class I directors until the third annual meeting of stockholders following their election or until their respective successors are duly elected and qualified. The results of the voting were as follows:

a. J. William Gurley

Number of shares voted FOR	21,384,742
Number of shares WITHHELD	57,839,865
Number of Broker Non-Votes	7,369,832

b. John L. Ocampo

Number of shares voted FOR	79,030,312
Number of shares WITHHELD	194,295
Number of Broker Non-Votes	7,369,832

2. Non-binding advisory vote on approval of named executive officer compensation. The results of the voting were as follows:

Number of shares voted FOR	79,180,900
Number of shares voted AGAINST	37,113
Number of shares ABSTAINING	6,594
Number of Broker Non-Votes	7,369,832

3. Non-binding advisory vote on the frequency of holding an advisory stockholder vote on executive officer compensation. The results of the voting were as follows:

Number of shares voted 1 YEAR	2,419,174
Number of shares voted 2 YEARS	59,582,985
Number of shares voted 3 YEARS	17,218,794
Number of shares ABSTAINING	3,654
Number of Broker Non-Votes	7,369,832
4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2012. The results of the voting were as follows:

Number of shares voted FOR	86,093,571
Number of shares voted AGAINST	491,318
Number of shares ABSTAINING	9,550

Item 6. Exhibits

Exhibit Number

10.1	Retention Agreement by and between the Registrant and John Ritchie dated December 21, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated:	February 8, 2013	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 8, 2013	By:	/s/ John Ritchie
John Ritchie

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.1	Retention Agreement by and between the Registrant and John Ritchie dated December 21, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.