Form 10-Q
period 2013-03-31
Ubiquiti Networks, Inc.
filed 2013-05-10
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of May 6, 2013, 87,122,211 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$181,689	$122,060
Accounts receivable, net of allowance for doubtful accounts of $2,700 and $1,266, respectively	38,417	75,644
Inventories	19,381	7,734
Current deferred tax asset	882	882
Prepaid expenses and other current assets	3,269	1,577
Total current assets	243,638	207,897
Property and equipment, net	6,178	4,471
Long-term deferred tax asset	232	232
Other long–term assets	1,775	1,136
Total assets	$251,823	$213,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,257	$26,450
Customer deposits	3,010	235
Deferred revenues	1,841	805
Income taxes payable	4,601	946
Debt - short-term	5,011	6,968
Other current liabilities	10,976	17,031
Total current liabilities	56,696	52,435
Long-term taxes payable	7,727	7,727
Debt - long-term	72,358	22,623
Total liabilities	136,781	82,785
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
87,067,124 and 92,049,978 outstanding at March 31, 2013 and June 30, 2012, respectively	87	92
Additional paid–in capital	131,429	128,981
Treasury stock—44,238,960 and 39,079,910 shares held in treasury at March 31, 2013 and June 30, 2012, respectively	(123,864)	(69,515)
Retained earnings	107,390	71,393
Total stockholders’ equity	115,042	130,951
Total liabilities and stockholders’ equity	$251,823	$213,736
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$83,155	$91,665	$219,591	$258,649
Cost of revenues	47,690	52,006	128,621	148,687
Gross profit	35,465	39,659	90,970	109,962
Operating expenses:
Research and development	5,677	4,619	15,440	11,671
Sales, general and administrative	6,285	2,484	16,133	7,059
Total operating expenses	11,962	7,103	31,573	18,730
Income from operations	23,503	32,556	59,397	91,232
Interest expense and other, net	(287)	(190)	(570)	(1,136)
Income before provision for income taxes	23,216	32,366	58,827	90,096
Provision for income taxes	2,549	4,446	7,178	15,992
Net income	$20,667	$27,920	$51,649	$74,104
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	—	—	(112,431)
Net income (loss) attributable to common stockholders	$20,667	$27,920	$51,649	$(38,327)
Net income (loss) per share of common stock:
Basic	$0.24	$0.30	$0.58	$(0.48)
Diluted	$0.23	$0.30	$0.57	$(0.48)
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	87,004	91,861	88,702	80,648
Diluted	88,953	94,177	90,656	80,648
Cash dividends declared per common share	$—	$—	$0.18	$—
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$51,649	$74,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,262	394
Provision for inventory obsolescence	1,075	505
Excess tax benefit from employee stock-based awards	(414)	(11,421)
Stock-based compensation	2,249	1,032
Loss on disposal of fixed assets	150	—
Provision for doubtful accounts	1,596	670
Changes in operating assets and liabilities:
Accounts receivable	35,631	(29,387)
Inventories	(12,722)	(3,953)
Deferred cost of revenues	(541)	(41)
Prepaid expenses and other assets	(1,461)	4,758
Accounts payable	5,030	9,775
Taxes payable	3,655	12,417
Deferred revenues	1,036	741
Accrued liabilities and other	(2,511)	(7,891)
Net cash provided by operating activities	85,684	51,703
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(4,408)	(1,617)
Net cash used in investing activities	(4,408)	(1,617)
Cash Flows from Financing Activities:
Proceeds from term loan, net	50,833	34,822
Repayments on term loan balance	(3,083)	(3,500)
Repurchases of common stock	(54,354)	—
Payment of special common stock dividend	(15,652)	—
Repurchase of Series A convertible preferred stock	—	(108,000)
Issuance of convertible subordinated promissory notes	—	68,000
Payment of convertible subordinated promissory notes	—	(68,000)
Proceeds from shares issued in initial public offering, net of offering costs	—	32,443
Proceeds from exercise of stock options	306	567
Excess tax benefit from employee stock-based awards	414	11,421
Tax withholdings related to net share settlements of restricted stock units	(111)	—
Net cash used in financing activities	(21,647)	(32,247)
Net increase in cash and cash equivalents	59,629	17,839
Cash and cash equivalents at beginning of period	122,060	76,361
Cash and cash equivalents at end of period	$181,689	$94,200
Non-Cash Investing and Financing Activities:
Conversion of preferred stock into common stock in conjunction with initial public offering	$—	$150,278
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2012 included in its Annual Report on Form 10-K, as filed on September 28, 2012 with the SEC (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future periods.
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
The Company’s financial assets at March 31, 2013 and June 30, 2012 included money market funds which were valued based on quoted prices in active markets for substantially similar assets and, therefore, were Level 1 instruments. Additionally, at March 31, 2013 and June 30, 2012 the Company had debt associated with its Loan and Security Agreement with East West Bank (See Note 8). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and were therefore Level 2 instruments.
As of March 31, 2013 and June 30, 2012, the fair value hierarchy for the Company’s financial assets and financial liabilities was as follows (in thousands):

	March 31, 2013				June 30, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$165,242	$165,242	$—	$—	$108,228	$108,228	$—	$—
Liabilities:
Debt	$77,369	$—	$77,369	$—	$29,591	$—	$29,591	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to common stockholders	$20,667	$27,920	$51,649	$(38,327)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	87,004	91,861	88,702	80,648
Add—dilutive potential common shares:
Stock options	1,803	2,044	1,808	—
Restricted stock units	146	272	146	—
Weighted-average shares used in computing diluted net income (loss) per share	88,953	94,177	90,656	80,648
Net income (loss) per share of common stock:
Basic	$0.24	$0.30	$0.58	$(0.48)
Diluted	$0.23	$0.30	$0.57	$(0.48)

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Stock options	655	11,214	356	3,441
Restricted stock units	205	5,000	129	470
	860	16,214	485	3,911

NOTE 5—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Cash	$16,447	$13,832
Money market funds	165,242	108,228
	$181,689	$122,060
NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$2,629	$4,668
Finished goods	16,752	3,066
	$19,381	$7,734

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Non-trade receivables	1,548	1,019
Other current assets	1,721	558
	$3,269	$1,577

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Testing equipment	$3,126	$2,293
Computer and other equipment	828	578
Tooling equipment	1,605	532
Furniture and fixtures	641	595
Leasehold improvements	1,808	1,424
Software	229	77
Construction in progress	60	—
	8,297	5,499
Less: Accumulated depreciation and amortization	(2,119)	(1,028)
	$6,178	$4,471

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Intangible assets, net	$1,073	$748
Other long-term assets	702	388
	$1,775	$1,136

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Accrued compensation and benefits	$3,068	$2,657
Accrued accounts payable	405	6,636
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	2,653	1,381
Other accruals	3,225	4,732
	$10,976	$17,031
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2013	2012
Beginning balance	$1,381	$806
Accruals for warranties issued during the period	3,076	1,572
Warranty costs incurred during the period	(1,804)	(991)
	$2,653	$1,387
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
The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of March 31, 2013, the Company was in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and liquidity ratio requirements.
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
During the three and nine months ended March 31, 2013, the Company made aggregate payments of $1.3 million and $3.1 million, respectively, against the loan balance. As of March 31, 2013, the Company has classified $5.0 million and $72.4 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the Loan Agreement.

The following table summarizes our estimated debt and interest payment obligations as of March 31, 2013 (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Debt payment obligations	$1,250	$5,000	$6,875	$39,375	$10,000	$15,000	$77,500
Interest payments on debt payment obligations	472	1,859	1,723	1,043	532	125	5,754
Total	$1,722	$6,859	$8,598	$40,418	$10,532	$15,125	$83,254
NOTE 9—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through 2018.
In December 2011, the Company entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which the Company uses as its corporate headquarters. The lease term is from April 1, 2012, through July 31, 2017. The lease has been categorized as an operating lease, and the total estimated rent expense to be recognized is $4.9 million.
At March 31, 2013, future minimum annual payments under operating leases are as follows (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Operating leases	$407	$1,712	$1,678	$1,638	$1,129	$94	$6,658
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
OFAC is still reviewing the Company’s voluntary disclosure. In the Company’s submission, the Company provided OFAC with an explanation of the activities that led to the sales of its products in Iran and the failure to comply with the Export Administration Regulations (the “EAR”) and OFAC sanctions. Although the Company’s OFAC and OEE voluntary disclosures covered similar sets of facts, which led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that the Company’s actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of the Company’s ability to export its products, and/or referral for criminal prosecution. The penalties may be imposed against the Company and/or its management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed. The Company cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

While the Company has taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and has adopted policies and procedures to promote its compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of its distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of its distributors of their obligations and obtaining updated distribution agreements from distributors that accounted for approximately 99% of its revenue in fiscal 2012. However the Company cannot be sure such actions will be effective. Additionally, the Company's failure to amend all its distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on the Company or its management. Based on the facts known to the Company to date, the Company recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through the Company’s internal review and this loss is deemed to be probable and reasonably estimable. However, the Company also believes that it is reasonably possible that the loss may be higher, but the Company cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from the Company’s estimates, its business, financial condition, cash flows and results of operations would be materially negatively impacted.

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against the Company, certain of its officers and directors and the underwriters of the Company's initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased the Company's common stock between October 14, 2011 and August 9, 2012 and/or acquired the Company's stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit Company products.  The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys' fees and costs. On March 26, 2013, the Company filed a motion to dismiss the complaint.  On April 30, 2013, the plaintiffs filed an opposition to the Company's motion to dismiss.
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
NOTE 11—COMMON STOCK AND TREASURY STOCK
As of March 31, 2013 and June 30, 2012, the authorized capital of the Company included 500,000,000 shares of common stock. As of March 31, 2013, 131,306,084 shares of common stock were issued and 87,067,124 were outstanding. As of June 30, 2012, 131,129,888 shares of common stock were issued and 92,049,978 were outstanding.
Common Stock Repurchases
On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced Monday, August 13, 2012. The share repurchase program has been funded from proceeds from the Loan Agreement as discussed in Note 8 and from existing cash on hand.

Common stock repurchase activity during the nine months ended March 31, 2013 was as follows (in thousands, except share and per share amounts):

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
The Company did not repurchase any of its common stock during the three months ended March 31, 2013.

Special Dividend

On December 14, 2012, the Company announced that its Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012.
NOTE 12—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2013, the Company had 5,346,715 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of sales	$124	$41	$309	$74
Research and development	324	133	991	365
Sales, general and administrative	252	156	949	593
	$700	$330	$2,249	$1,032
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2013:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2012	3,347,445	$1.45
Granted	672,000	11.21
Exercised	(136,182)	2.29
Forfeitures and cancellations	(147,751)	5.55
Balance, March 31, 2013	3,735,512	$3.01	6.28	$40,087
Vested and expected to vest as of March 31, 2013	3,660,648	$2.88	6.22	$39,783
Vested and exercisable as of March 31, 2013	2,668,567	$0.84	5.25	$34,407
During the three months ended March 31, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.1 million and $406,000, respectively, as determined as of the date of option exercise. During the nine months ended March 31, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.5 million and $47.0 million respectively.

As of March 31, 2013, the Company had unrecognized compensation costs of $4.0 million related to stock options which the Company expects to recognize over a weighted-average period of 3.5 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the three and nine months ended March 31, 2013 and 2012, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	52%	51%	52%	49%
Risk-free interest rate	1.0%	1.2%	0.8%	1.6%
Expected dividend yield	—	—	—	—
Weighted average grant date fair value	$6.69	$9.86	$5.51	$5.05
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2012	453,620	$9.42
RSUs granted	586,500	13.92
RSUs vested	(48,595)	12.79
RSUs cancelled	(287,090)	5.03
Non-vested RSUs, March 31, 2013	704,435	$14.73
The intrinsic value of RSUs vested in the three months ended March 31, 2013 and 2012 was $389,000 and $25,000, respectively. The intrinsic value of RSUs vested in the nine months ended March 31, 2013 and 2012 was $622,000 and $25,000, respectively. The total intrinsic value of all outstanding RSUs was $9.7 million as of March 31, 2013.
As of March 31, 2013, there was unrecognized compensation costs related to RSUs of $8.5 million which the Company expects to recognize over a weighted average period of 3.9 years.
NOTE 13—INCOME TAXES
As of March 31, 2013, the Company had approximately $10.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At March 31, 2013, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $1.1 million for the three months ended March 31, 2013. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded a tax provision of $2.5 million for the three months ended March 31, 2013. The Company’s estimated 2012 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2009 and onwards could be subject to examinations by tax authorities.
On January 2, 2013, the American Taxpayer Relief Act of 2012 ("the Act") was signed into law. One of the provisions of the Act provides a retroactive extension of the research and experimentation tax credit ("R&D credit") through December 31, 2013, which had expired on December 31, 2011. The Company has recognized a tax benefit of $539,000 during the third quarter of fiscal 2013 as a result of the retroactive extension of the R&D credit.

NOTE 14—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Revenues by product type were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
airMAX	$55,534	67%	$61,978	68%	$136,343	62%	$164,752	64%
New platforms	11,825	14%	9,914	11%	39,358	18%	16,874	6%
Other systems	4,108	5%	10,308	11%	12,727	6%	41,327	16%
Systems	71,467	86%	82,200	90%	188,428	86%	222,953	86%
Embedded radio	1,721	2%	2,232	2%	4,954	2%	8,024	3%
Antennas/other	9,967	12%	7,233	8%	26,209	12%	27,672	11%
Total revenues	$83,155	100%	$91,665	100%	$219,591	100%	$258,649	100%
The Company generally forwards products directly from its manufacturers to its customers via logistics distribution hubs in Asia.  Beginning in the quarter ended December 31, 2012, the Company's products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, the Company's products were predominantly delivered to our customers through distribution hubs in Hong Kong.  The Company's logistics provider, in turn, ships to other locations throughout the world. The Company has determined the geographical distribution of product revenues based upon the customer's ship-to destinations.
Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
North America(1)	$21,052	25%	$16,647	18%	$53,519	24%	$63,028	24%
South America	18,496	22%	27,666	30%	45,820	21%	71,751	28%
Europe, the Middle East and Africa	31,617	38%	36,398	40%	90,690	41%	91,537	35%
Asia Pacific	11,990	15%	10,954	12%	29,562	14%	32,333	13%
Total revenues	$83,155	100%	$91,665	100%	$219,591	100%	$258,649	100%

(1)
Revenue for the United States was $19.7 million and $14.9 million for the three months ended March 31, 2013 and 2012, respectively. Revenue for the United States was $50.5 million and $60.0 million for the nine months ended March 31, 2013 and 2012, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2013	2012	2013	2012	2013	2012
Customer A	15%	20%	13%	19%	13%	19%
Customer B	*	10%	*	*	10%	*
Customer C	*	*	*	10%	13%	11%
Customer D	*	*	*	*	*	12%
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
Overview
Ubiquiti Networks is a product driven technology company that designs end-to-end networking solutions for service providers and enterprises. Our technology platforms focus on delivering highly-advanced and efficiently deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model, focused around the Ubiquiti Community, has enabled us to break down traditional barriers, such as high product and network deployment costs, and offer solutions with disruptive price-performance characteristics. This disruptive business model, combined with our innovative proprietary technologies, has resulted in an attractive alternative to traditional relationship based, high-cost providers, allowing us to advance the market adoption of platforms for ubiquitous connectivity.
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, and machine-to-machine communication components. We believe that our products are highly differentiated due to the combination of our significant software intellectual property, protocol innovation, firmware expertise and hardware design capabilities. These products are integrated and flexible, which substantially reduces the cost and complexity of installation, maintenance and management. Our products and solutions meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those of our competitors' solutions.

As a core part of our strategy, we have developed a disruptive business model for marketing and selling high volumes of carrier and enterprise class communications platforms. Our business model is driven by a large, growing and engaged community of network operators, distributors, value added resellers (“VARs”), systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is a critical element of our business strategy as it enables us to drive:

•
Rapid customer and community driven product development. We have an active, loyal end-user community built from our customers that we believe is a sustainable competitive advantage. Our solutions benefit from the active engagement between the Ubiquiti Community and our development engineers throughout the product development cycle, which eliminates long and expensive multistep internal processes and results in rapid introduction and adoption of optimally designed products. This approach significantly reduces our development costs and the time to market for our products.

•
Scalable sales and marketing model. We do not currently have, nor do we plan to hire, a direct sales force, but instead utilize the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research and evaluate our solutions with the Ubiquiti Community and via third-party web sites. This allows us to operate a scalable sales and marketing model that is designed to create awareness of our brand and products, engage significant numbers of potential customers and create a substantial volume of high quality sales leads at relatively little cost.

•
Self-sustaining product support. The engaged members of the Ubiquiti Community have enabled us to foster a large, cost efficient, highly scalable and, we believe, self-sustaining mechanism for rapid product support and dissemination of information.

Our revenues decreased 9% to $83.2 million in the three months ended March 31, 2013 from $91.7 million in the three months ended March 31, 2012. Our revenues decreased 15% to $219.6 million in the nine months ended March 31, 2013 from $258.6 million in the nine months ended March 31, 2012. We believe the overall decrease in revenues during both the three and nine months ended March 31, 2013 was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues. We had net income of $20.7 million and $27.9 million in the three months ended March 31, 2013 and 2012, respectively. We had net income of

$51.6 million and $74.1 million in the nine months ended March 31, 2013 and 2012, respectively. The declines in net income in both the three and nine months ended March 31, 2013 as compared to the same periods in the prior year were primarily due to the decline in revenues and increased operating expenses.
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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 98% and 99% of our revenues in the three months ended March 31, 2013 and 2012, respectively. Sales to distributors accounted for 97% and 98% of our revenues in the nine months ended March 31, 2013 and 2012, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and chipsets that we consign to certain of our contract manufacturers. In addition, cost of revenues includes tooling, labor and other costs associated with engineering, testing and quality assurance, warranty costs, stock-based compensation, logistics related fees and excess and obsolete inventory.
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

•
Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of outside legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our registration and defense of trademarks and patents efforts and to support our business and operations as a public company.
Deferred Revenues and Costs
In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. At March 31, 2013, $984,000 of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably probable. The related deferred cost of revenues balance was $541,000 as of March 31, 2013. At June 30, 2012, we did not have any revenue deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably probable.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of March 31, 2013 and June 30, 2012, we had deferred revenues of $857,000 and $805,000 respectively, related to these obligations.
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

Results of Operations
Comparison of Three and Nine Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	(In thousands, except percentages)
Revenues	$83,155	100%	$91,665	100%	$219,591	100%	$258,649	100%
Cost of revenues	47,690	57%	52,006	57%	128,621	59%	148,687	57%
Gross profit	35,465	43%	39,659	43%	90,970	41%	109,962	43%
Operating expenses:
Research and development	5,677	7%	4,619	5%	15,440	7%	11,671	5%
Sales, general and administrative	6,285	8%	2,484	3%	16,133	7%	7,059	3%
Total operating expenses	11,962	15%	7,103	8%	31,573	14%	18,730	8%
Income from operations	23,503	28%	32,556	35%	59,397	27%	91,232	35%
Interest expense and other, net	(287)	*	(190)	*	(570)	*	(1,136)	*
Income before provision for income taxes	23,216	28%	32,366	35%	58,827	27%	90,096	35%
Provision for income taxes	2,549	3%	4,446	5%	7,178	3%	15,992	6%
Net income	$20,667	25%	$27,920	30%	$51,649	24%	$74,104	29%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$124		$41		$309		$74
Research and development	324		133		991		365
Sales, general and administrative	252		156		949		593
Total stock-based compensation	$700		$330		$2,249		$1,032
Revenues
Revenues decreased $8.5 million, or 9%, from $91.7 million in the three months ended March 31, 2012 to $83.2 million in the three months ended March 31, 2013. Revenues decreased $39.1 million, or 15%, from $258.6 million in the nine months ended March 31, 2012 to $219.6 million in the nine months ended March 31, 2013. We believe the overall decrease in revenues during the three and nine months ended March 31, 2013 was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues. This has had the most significant impact on our airMAX platform which decreased $6.4 million and $28.4 million, respectively, in the three and nine months ended March 31, 2013 compared to the same periods in the prior year.
In the three months ended March 31, 2013, revenues from Customer A represented 15% of our revenues. In the three months ended March 31, 2012, revenues from Customer A and Customer B represented 20% and 10% of our revenues, respectively. In the nine months ended March 31, 2013, revenues from Customer A represented 13% of our revenues. In the nine months ended March 31, 2012, revenues from Customer A and Customer C represented 19% and 10% of our revenues, respectively.

Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	(in thousands, except percentages)
airMAX	$55,534	67%	$61,978	68%	$136,343	62%	$164,752	64%
New platforms	11,825	14%	9,914	11%	39,358	18%	16,874	6%
Other systems	4,108	5%	10,308	11%	12,727	6%	41,327	16%
Systems	71,467	86%	82,200	90%	188,428	86%	222,953	86%
Embedded radio	1,721	2%	2,232	2%	4,954	2%	8,024	3%
Antennas/other	9,967	12%	7,233	8%	26,209	12%	27,672	11%
Total revenues	$83,155	100%	$91,665	100%	$219,591	100%	$258,649	100%

Systems revenues decreased $10.7 million, or 13%, from $82.2 million in the three months ended March 31, 2012 to $71.5 million in the three months ended March 31, 2013. Systems revenues decreased $34.5 million, or 15%, from $223.0 million in the nine months ended March 31, 2012 to $188.4 million in the nine months ended March 31, 2013. As noted above, we believe the decrease in systems revenues was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, in particular our airMAX product line. The decrease in our airMAX product line was partially offset by increased sales in our new platforms category, which includes platforms introduced since late fiscal 2011. Our new platforms contributed $11.8 million and $9.9 million of revenue during the three months ended March 31, 2013 and 2012, respectively, and $39.4 million and $16.9 million of revenue during the nine months ended March 31, 2013 and 2012, respectively. Our other systems revenue decreased $6.2 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to further adoption of our airMax solutions. Our other systems revenue decreased $28.6 million during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 due primarily to our December 2011 quarter including a large order to a single direct customer and further adoption of our airMax solutions in 2013. We anticipate that our other systems products will decline in future periods as sales of these products are outpaced by airMax and new platform products.
Embedded radio revenues decreased $511,000, or 23%, from $2.2 million in the three months ended March 31, 2012 to $1.7 million in the three months ended March 31, 2013, and decreased $3.1 million, or 38%, from $8.0 million in the nine months ended March 31, 2012 to $5.0 million in the nine months ended March 31, 2013. We anticipate that embedded radio products will decline as a percentage of revenues in future periods as sales of these legacy products are outpaced by sales of systems products.
Antennas/other revenues increased $2.7 million, or 38% from $7.2 million in the three months ended March 31, 2012 to $10.0 million in the three months ended March 31, 2013. Antennas/other revenues decreased $1.5 million, or 5% from $27.7 million in the nine months ended March 31, 2012 to $26.2 million in the nine months ended March 31, 2013. The increase in antennas/other revenues during the three months ended March 31, 2013 was due primarily to continued expansion of core infrastructure build-outs in our wireless markets. The decline in antennas/other revenues during nine months ended March 31, 2013 was primarily due to the decreased sales of our systems platforms, which negatively impacted the demand for associated antennas. Other revenues also include revenues that are attributable to PCS. We anticipate that antenna/other revenues will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally forward products directly from our manufacturers to our customers via logistics distribution hubs in Asia.  Beginning in the quarter ended December 31, 2012, our products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, our products were predominantly delivered to our customers through distribution hubs in Hong Kong.  Our logistics provider, in turn, ships to other locations throughout the world. We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. For the three months ended March 31, 2013, revenues in North America increased primarily due to the three months ended March 31, 2012 being impacted by our customers' ordering patterns as we had introduced our U.S.-specific products. We believe the decline in revenues in the South America and Europe, Middle East and Africa regions in the three months ended March 31, 2013 and the decline in revenue in all regions during the nine months ended March 31, 2013 as compared to the same periods in the prior year was primarily driven by the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. Revenues in the Asia Pacific region tend to be volatile given their low levels. The following are our revenues by geography for the three and nine months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
North America(1)	$21,052	25%	$16,647	18%	$53,519	24%	$63,028	24%
South America	18,496	22%	27,666	30%	45,820	21%	71,751	28%
Europe, the Middle East and Africa	31,617	38%	36,398	40%	90,690	41%	91,537	35%
Asia Pacific	11,990	15%	10,954	12%	29,562	14%	32,333	13%
Total revenues	$83,155	100%	$91,665	100%	$219,591	100%	$258,649	100%

(1)
Revenue for the United States was $19.7 million and $14.9 million for the three months ended March 31, 2013 and 2012, respectively. Revenue for the United States was $50.5 million and $60.0 million for the nine months ended March 31, 2013 and 2012, respectively.

Cost of Revenues and Gross Profit
Cost of revenues decreased $4.3 million, or 8%, from $52.0 million in the three months ended March 31, 2012 to $47.7 million in the three months ended March 31, 2013. Cost of revenues decreased $20.1 million, or 13%, from $148.7 million in the nine months ended March 31, 2012 to $128.6 million in the nine months ended March 31, 2013. The decreases in cost of revenues in both the three and nine months ended March 31, 2013 was primarily due to decreased revenues and to a lesser extent, changes in product mix, partially offset by increased warranty costs of approximately $1.0 million incurred during the three months ended March 31, 2013 related to the recall of our Rocket Titanium products due to an identified manufacturing issue which was subsequently rectified.
Gross profit remained flat at 43% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Gross profit decreased from 43% in the nine months ended March 31, 2012 to 41% in the nine months ended March 31, 2013. The decrease in gross profit in the nine months ended March 31, 2013 reflects increases in variable operating costs and changes in product mix.
Operating Expenses
Research and Development
Research and development expenses increased $1.1 million, or 23%, from $4.6 million in the three months ended March 31, 2012 to $5.7 million in the three months ended March 31, 2013. As a percentage of revenues, research and development expenses increased from 5% in the three months ended March 31, 2012 to 7% in the three months ended March 31, 2013. Research and development expenses increased $3.8 million, or 32%, from $11.7 million in the nine months ended March 31, 2012 to $15.4 million in the nine months ended March 31, 2013. As a percentage of revenues, research and development expenses increased from 5% in the nine months ended March 31, 2012 to 7% in the nine months ended March 31, 2013. The increase in research and development expenses in absolute dollars in both periods was due to increases in headcount as we broadened our research and development activities to new product areas. As a percentage of revenues, research and development expenses increased in both periods primarily due to our overall decrease in revenues. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative
Sales, general and administrative expenses increased $3.8 million, or 153%, from $2.5 million in the three months ended March 31, 2012 to $6.3 million in the three months ended March 31, 2013. As a percentage of revenues, sales, general and administrative expenses increased from 3% in the three months ended March 31, 2012 to 8% in the three months ended March 31, 2013. Sales, general and administrative expenses increased $9.1 million, or 129%, from $7.1 million in the nine months ended March 31, 2012 to $16.1 million in the nine months ended March 31, 2013. As a percentage of revenues, sales, general and administrative expenses increased from 3% in the nine months ended March 31, 2012 to 7% in the nine months ended March 31, 2013. Sales, general and administrative expenses increased in both periods due largely to increased legal expenses associated with our anti-counterfeiting litigation, increased marketing and tradeshow activity and increases in our bad debt allowance. As a percentage of revenues sales, general and administrative expenses increased in both periods primarily due to our overall revenue decrease in revenues and increased legal expenses associated with our anti-counterfeiting litigation. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support our business and operations.
Interest Expense and Other, Net
Interest expense and other, net was $287,000 for the three months ended March 31, 2013, representing an increase of $97,000 from $190,000 for the three months ended March 31, 2012. Interest expense and other, net was $570,000 for the nine months ended March 31, 2013, representing a decrease of $566,000 from $1.1 million for the nine months ended March 31, 2012. The increase in interest expense and other, net during the three months ended March 31, 2013 compared to the same period in the prior year was primarily due to additional interest expense resulting from our borrowings from East West Bank during the three months ended December 31, 2012. The decrease in nine months ended March 31, 2013 as compared to the same period in the prior year was primarily due to additional interest expense on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011. The convertible subordinated promissory notes were repaid in full in October 2011.
Provision for Income Taxes
Our provision for income taxes decreased $1.9 million, or 43%, from $4.4 million for the three months ended March 31, 2012 to $2.5 million for the three months ended March 31, 2013. Our provision for income taxes decreased $8.8 million, or 55%, from $16.0 million for the nine months ended March 31, 2012 to $7.2 million for the nine months ended March 31, 2013. Our effective tax rate decreased to 11% for the three months ended March 31, 2013 as compared to 14% the three months ended March 31, 2012. Our effective tax rate decreased to 12% for the nine months ended March 31, 2013 as compared to 18% the nine months ended March 31, 2012. The decrease in the effective tax rates during both periods was primarily due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("the Act") was signed into law. One of the provisions of the Act provides a retroactive extension of the research and experimentation tax credit ("R&D credit") through December 31, 2013, which had expired on December 31, 2011. We recognized a tax benefit of $539,000 during the third quarter of fiscal 2013 as a result of the retroactive extension of the R&D credit.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. Cash and cash equivalents increased from $122.1 million at June 30, 2012 to $181.7 million at March 31, 2013.

Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$85,684	$51,703
Net cash used in investing activities	(4,408)	(1,617)
Net cash used in financing activities	(21,647)	(32,247)
Net increase in cash and cash equivalents	$59,629	$17,839

Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2013 of $85.7 million consisted primarily of net income of $51.6 million and net changes in operating assets and liabilities that resulted in net cash inflows of $28.1 million. These changes consisted primarily of a $35.6 million decrease in accounts receivable due to decreased revenues and improved cash collections, a $12.7 million increase in inventory due to increased inventory on hand as a result of a transition to a third-party logistics provider during December 2012, a $3.7 million increase in taxes payable due the timing of federal tax payments, a $2.5 million increase in accounts payable and accrued liabilities due to the timing of payments with our vendors and a $1.5 million increase in prepaid expenses and other current assets due to an increase in overall business activity. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for doubtful accounts and write-downs for inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $5.9 million.

Net cash provided by operating activities in the nine months ended March 31, 2012 of $51.7 million consisted primarily of net income of $74.1 million partially offset by changes in operating assets and liabilities. These changes consisted primarily of a $29.4 million increase in accounts receivable due to our overall revenue growth, a $12.4 million increase in taxes payable, a $4.8 million decrease in prepaid expenses and other current assets, a $4.0 million increase in inventories, a $1.9 million increase in accounts payable and accrued liabilities, and an increase of $700,000 in deferred revenues and deferred cost of revenues. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in a reduction of our net cash provided by operating activities of $8.8 million.
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the nine months ended March 31, 2013 and 2012 were $3.3 million and $1.6 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $1.1 million during the nine months ended March 31, 2013.
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

The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of our or its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of March 31, 2013, we were in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and minimum level of liquidity requirements.
On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced August 13, 2012. During the nine months ended March 31, 2013 we repurchased 5,159,050 shares for a total cost of $54.4 million.

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
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of March 31, 2013, we held $170.2 million of our $181.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
OFAC is still reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our

OFAC and OEE voluntary disclosures covered similar sets of facts, which led OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Any such fines or restrictions may be material to our financial results in the period in which they are imposed. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and have a material adverse effect on our business. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

While we have taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for over 99% of our revenue in fiscal 2012. However we cannot be sure such actions will be effective. Additionally, our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of March 31, 2013 or 2012.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at March 31, 2013.
Contractual Obligations and Off-Balance Sheet Arrangements
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2018.

In December 2011, we entered into an agreement to lease approximately 64,512 square feet of office and research and development space located in San Jose, California, which we use as our corporate headquarters. The lease term is from April 1,

2012, though July 31, 2017. The lease has been categorized as an operating lease, and the total estimated lease obligation is approximately $4.9 million.
On August 7, 2012, we entered into the Loan Agreement with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances, and (ii) a $50.0 million Term Loan Facility. We may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility bringing the total borrowed to $50.0 million, and no borrowings remain available thereunder. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012 we borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder.
The following table summarizes our contractual obligations as of March 31, 2013:

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Operating leases	$407	$1,712	$1,678	$1,638	$1,129	$94	$6,658
Debt payment obligations	1,250	5,000	6,875	39,375	10,000	15,000	77,500
Interest payments on debt payment obligations	472	1,859	1,723	1,043	532	125	5,754
Total	$2,129	$8,571	$10,276	$42,056	$11,661	$15,219	$89,912
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
As of March 31, 2013, we had $10.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
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

The following table shows our Non-GAAP financial measures:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Non-GAAP net income	$21,087	$28,118	$52,998	$74,723
Non-GAAP diluted net income per share of common stock	$0.24	$0.30	$0.58	$0.80
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
The following table shows a reconciliation of GAAP net income to non-GAAP net income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net Income	$20,667	$27,920	$51,649	$74,104
Stock-based compensation:
Cost of revenues	124	41	309	74
Research and development	324	133	991	365
Sales, general and administrative	252	156	949	593
Tax effect of non-GAAP adjustments	(280)	(132)	(900)	(413)
Non-GAAP net income	$21,087	$28,118	$52,998	$74,723
Non-GAAP diluted net income per share of common stock (1)	$0.24	$0.30	$0.58	$0.80
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock (1)	88,953	94,177	90,656	93,667

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

The following table shows a reconciliation of weighted-average shares used in computing net loss per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted average shares used in computing net loss per share of common stock- diluted	88,953	94,177	90,656	80,648
Weighted average dilutive effect of stock options and restricted stock units	—	—	—	2,895
Weighted average shares of Series A preferred stock outstanding	—	—	—	10,124
Weighted-average shares used in computing non-GAAP diluted income per share of common stock	88,953	94,177	90,656	93,667

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. The loans bear interest, at our option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (at our election for a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on our debt service coverage ratio for the most recently ended fiscal quarter. The base rate is the highest of (i) East West Bank’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, or (iii) the LIBOR rate plus a margin equal to 1.00%. Based on a sensitivity analysis, as of March 31, 2013, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our net income before income taxes in excess of $1.0 million over the next 12 months.
We had cash and cash equivalents of $181.7 million and $122.1 million as of March 31, 2013 and June 30, 2012, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three months ended March 31, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Anti-Counterfeiting Litigation
In May 2012, we filed a lawsuit in the U.S. federal court for the Northern District of California against Kozumi USA Corp. and its owner Shao Wei (William) Hsu. The lawsuit alleged that Kozumi and Mr. Hsu have engaged in intellectual property theft, and illegal manufacturing and sale of counterfeit Ubiquiti products. In June 2012, the court granted our application for a temporary restraining order enjoining Kozumi and Mr. Hsu and anyone in active concert or participation with them from using our trademarks, destroying evidence of counterfeiting and infringement, or assisting, aiding or abetting any other person or business entity in engaging in or performing any of such activities. In July 2012, the court issued a preliminary injunction against Kozumi and Mr. Hsu to the same effect and froze Mr. Hsu’s real estate assets in the U.S. We intend to vigorously pursue this and other legal actions against the counterfeiters in the U.S. and other countries.
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

OFAC is still reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts, which led OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Any such fines or restrictions may be material to our financial results in the period in which they are imposed. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and have a material adverse effect on our business. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

While we have taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance applicable export laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for over 99% of our revenue in fiscal 2012. However, we cannot be sure such actions will be effective. Additionally, our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against us, certain of our officers and directors and the underwriters of our initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased our common stock between October 14, 2011 and August 9, 2012 and/or acquired our stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit versions of our products. The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys' fees and costs. On March 26, 2013 we filed a motion to dismiss the complaint.  On April 30, 2013, the plaintiffs filed an opposition to our motion to dismiss. A date for oral arguments for the motion to dismiss has been scheduled for July 9, 2013.
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
Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 97% and 98% of our revenues in the nine months ended March 31, 2013 and 2012, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.
We are subject to risks associated with our distributors’ inventory management practices. Should any of our distributors fail to resell our products in the period of time they anticipate or overstock inventories to address anticipated supply interruptions that do not occur, our revenues and operating results would suffer in future periods.
Our distributors purchase and maintain their own inventories of our products and have no right to return the products they have purchased. We receive limited information from the distributors regarding their inventory levels and their sales of our products. If our distributors are unable to sell an adequate amount of their inventories of our products, their financial condition may be adversely affected, which could result in a decline in our sales to these distributors. Distributors with whom we do business may face issues maintaining sufficient working capital and liquidity or obtaining credit, which could impair their ability to make timely payments to us. In addition, in the past we have experienced shortages of our products and our distributors have ordered quantities in excess of their anticipated near term demand to insulate themselves from supply interruptions. If, in the future, some distributors decide to purchase more of our products than are required to satisfy customer demand in any particular quarter, inventories at these distributors would grow. These distributors likely would reduce future orders until inventory levels realign with customer demand, which could adversely affect our revenues in a subsequent quarter.
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
Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the nine months ended March 31, 2013, revenues from Customer A represented 13% of our revenues. In the nine months ended March 31, 2012, revenues from Customer A and Customer C represented 19% and 10% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.
We have experienced, and may in the future experience, reduced sales levels and damage to our brand due to production of counterfeit versions of our products.
In the past we have identified parties that are manufacturing and selling counterfeit products that we believe infringe our intellectual property rights. Sales of these counterfeit products were so substantial that our revenues were adversely affected while these products were in the market. Given the popularity of our products, we believe there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge. In order to combat counterfeit goods, we have and may continue to be required to spend significant resources to monitor and protect our intellectual property rights. Although we have taken steps to prevent further counterfeiting and believe our efforts to date have been successful in reducing counterfeiting, we may not be able to detect or prevent all instances of infringement and may lose our competitive position in the market before we are able to do so. If the quality of counterfeit products is not representative of the quality of our products, further damage could be done to our brand. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, particularly in some foreign countries, where we could lose sales.

Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.
Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $83.2 million, $74.9 million, $61.5 million, $94.9 million and $91.7 million and our net income was $20.7 million, $17.8 million, $13.2 million, $28.5 million and $27.9 million in the three months ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has recently experienced substantial price volatility. For example, from our initial public offering through March 31, 2013, the price of our common stock ranged from $7.80 to $35.99 per share. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.
Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	shifts in our fulfillment practices including increasing inventory levels in attempt to decrease customer lead times;

•	inability of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us and the performance of our products;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	lost sales due to the proliferation of counterfeit versions of our products;

•	costs related to the protection of our intellectual property rights, including defense against counterfeiting efforts;

•	costs related to responding to government inquiries related to regulatory compliance;

•	our ability to control and reduce product costs;

•	expenses of our entry into new markets, such as video surveillance microwave backhaul and machine-to-machine communications;

•	commencement of litigation or adverse results in litigation;

•	changes in the manner in which we sell products;

•	increased warranty costs;

•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our distributors and their customers;

•	the impact of write downs of excess and obsolete inventory; and

•	the impact of any provisions for doubtful accounts.

In addition, our business may be subject to seasonality; however, our recent growth rates and timing of product introductions may have masked seasonal changes in demand. Although we have not perceived seasonality to date, we may experience seasonality in the future.
We could be adversely affected by unfavorable results from shareholder class action litigation.
Beginning on September 7, 2012, two shareholder class action complaints were filed against us. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities
Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased our common stock between
October 14, 2011 and August 9, 2012 and/or acquired our stock pursuant to or traceable to the registration statement for our initial public offering. The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys’
fees and costs. Although we believe that the allegations in the complaint are without merit and we intend to vigorously contest the litigation, there can be no assurance that we will be successful in our defense. If one or more of these claims are resolved against us, our consolidated financial statements could be materially adversely affected.
If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired, which could reduce our revenues and increase our costs.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. Our patent rights and the prospective rights sought in our pending patent applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Any failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not be issued from any of our current or future applications.
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property, such as counterfeits of our products and unauthorized registration of our trademarks by third parties, has occurred in the past and may occur in the future without our knowledge. The steps we have taken may not prevent unauthorized use of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Our competitors may also independently develop similar technology without infringing our intellectual property rights. Our failure to effectively protect our intellectual property could reduce the value and potential application of our technology and could impair our ability to compete. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our products. We have initiated and may continue to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming, may place our intellectual property at risk of being invalidated or narrowed in scope, and may divert the efforts of our technical staff and managerial personnel, which could result in lower revenues and higher expenses, whether or not such litigation results in a determination favorable to us.
Enforcement of our intellectual property rights abroad, particularly in China and South America, is limited and it is often difficult to protect and enforce such rights.
The intellectual property protection regimes outside the United States are generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our products are sold or manufactured or may be sold or manufactured in the future. In addition, effective enforcement of intellectual property rights in certain countries may not be available.
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

These factors may make it increasingly complicated for us to enforce our intellectual property rights against infringers, allowing them to harm our business in the Chinese or other export markets and in the United States by affecting the pricing for our products, reducing our sales, importing infringing products into the United States and diluting our brand or product quality reputation.
If our contract manufacturers do not respect our intellectual property and trade secrets and if they or others produce competitive products reducing our sales or causing customer confusion, our business, operating results and financial condition could be materially adversely affected.
Our contract manufacturers operate in China, where prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Although we attempt to enter into agreements with our contract manufacturers to preclude them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights. We have in the past found and expect in the future to find counterfeit goods in the market being sold as Ubiquiti products. Although we take steps to stop counterfeits, we may not be successful and network operators and service providers who purchase these counterfeit goods may have a bad experience, our brand may be harmed, and our business, operating results and financial condition could be materially and adversely affected.
Our business and prospects depend on the strength of our brand. Failure to maintain and enhance our brand would harm our ability to expand our base of distributors and the number of network operators and service providers who purchase our products.
Maintaining and enhancing the Ubiquiti brand is critical to expanding our base of distributors, network operators, service providers, and VARs who purchase our products. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide products and solutions that address the price-performance characteristics sought by these customers and end-users in underserved and underpenetrated markets, which we may not do successfully. If we fail to promote, maintain and protect our brand successfully, our ability to sustain and expand our business and enter new markets will suffer. Furthermore, if we fail to replicate the Ubiquiti Community in other markets that we seek to enter, the strength of our brand in and beyond those markets could be adversely affected. Our brand may be impaired by a number of other factors, including product malfunctions and exploitation of our trademarks or confusingly similar trademarks by others without permission. Despite our efforts to protect our trademarks, we have been unsuccessful to date in obtaining a trademark registration from the United States Patent and Trademark Office for the name of our company, Ubiquiti Networks, and as a result, we only have common law trademark rights in the United States in our name. Additionally, we have been subject to counterfeiting efforts which may damage our brand value. Any inability to effectively police our trademark rights against unauthorized uses by third parties could adversely impact the value of our trademarks and our brand recognition. If we fail to maintain and enhance the Ubiquiti brand, or if we need to incur unanticipated expenses to establish the brand in new markets, our operating results would be negatively affected from reduced sales and increased expenses related to strengthening our brand and our customers may be confused about which products are ours.
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
The networking, enterprise WLAN, video surveillance, microwave backhaul and machine-to-machine communications markets in which we compete are highly competitive and are influenced by competitive factors including:

•	price and total cost of ownership and return on investment associated with the solutions;

•	simplicity of deployment and use of the solutions;

•	ability to rapidly develop high performance integrated solutions;

•	reliability and scalability of the solutions;

•	market awareness of a particular brand;

•	ability to provide secure access to wireless networks;

•	ability to offer a suite of products and solutions;

•	ability to allow centralized management of the solutions; and

•	ability to provide quality product support.
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

Historically, large, integrated telecommunications equipment suppliers controlled access to the wireless broadband infrastructure equipment and network management software that could be used to extend the geographic reach of wireless internet networks. However, in recent years, network operators and service providers have been able to purchase wireless broadband infrastructure equipment and purchase and implement network management applications from distributors, resellers and OEMs. In addition, increased competition from providers of wireless broadband equipment may result in fewer vendors providing complementary equipment to our products, which could harm our business and revenues. Broadband equipment providers or system integrators may also offer wireless broadband infrastructure equipment for free or as part of a bundled offering, which could force us to reduce our prices or change our selling model to remain competitive. If there is a major shift in the market such that network operators and service providers begin to use closed network solutions that only operate with other equipment from the same vendor, we could experience a significant decline in sales because our products would not be interoperable with these proprietary standards.
We may not be able to enhance our products to keep pace with technological and market developments, or develop new products in a timely manner or at competitive prices.
The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our ability to keep pace with technological developments, satisfy increasing network operator and service provider requirements and achieve product acceptance depends upon our ability to enhance our current products and continue to develop and introduce new product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products in a timely manner, or at all, in response to changing market conditions, technologies or network operator and service provider expectations could have a material adverse effect on our operating results if end users fail to purchase our products. For example, if we are unable to achieve in a timely manner and keep pace the same level of integration and plug and play functionality for our enterprise products that characterizes our airMAX product line, our ability to grow our end user base and achieve broad acceptance of our enterprise products could be adversely affected. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products with evolving industry standards and protocols and competitive network management environments. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new versions of our products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and network operators and service providers may switch to competing products, any of which would result in a delay or loss of revenues and could harm our business. In addition, we cannot assure you that the technologies and related products that we develop will be brought to market by us as quickly as anticipated or that they will achieve broad acceptance among network operators and service providers.
We may become subject to warranty claims, product liability and product recalls.
From time to time, we may become subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected network operator or service provider. We may also be the subject of product liability claims. Such claims could require a significant amount of time and expense to resolve and defend against and could also harm our reputation by calling into question the quality of our products. We also may incur costs and expenses relating to a recall of one or more of our products. For example, during the three months ended March 31, 2013 we recalled our Rocket Titanium products due to an identified manufacturing issue which was subsequently rectified. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources and we may incur significant replacement costs, contract damage claims from our network operators or service providers and harm to our reputation. Costs or payments made in connection with warranty and product liability claims and product recalls could cause our operating results to decline and harm our brand.

Our distributors, network operators, service providers, VARs and system integrators may expect us to indemnify them for intellectual property infringement claims, damages caused by defective products and other losses.
Our distributors, network operators, service providers and other parties may expect us to indemnify them for losses suffered or incurred in connection with our products, including as a result of intellectual property infringement, defective products, damages caused by defects and damages caused by viruses, worms and other malicious software, although our agreements with them may not, in all cases, require us to provide this indemnification. The maximum potential amount of future payments we could be required to make may be substantial or unlimited and could materially harm our business, operating results and financial condition. We may in the future agree to defend and indemnify our distributors, network operators, service providers and other parties, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of these indemnity demands, which may lead to disputes with a distributor, network operator, service provider or other party and may negatively impact our relationships with the party demanding indemnification or result in litigation against us. Our distributors, network operators, service providers and other parties may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, substantial payments are required, our relationships with our distributors, network operators, service providers and other parties are negatively impacted or if any of our material agreements is terminated, our business, operating results and financial condition could be materially adversely affected.
If we lose the services of our founder and chief executive officer, Robert J. Pera, other key members of our management team or key research and development employees, we would be required to replace these individuals.  We may not be able to smoothly transition and may incur additional expense to recruit and employ replacements.
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
Our business model relies in part on leanly staffed, independent and efficient research and development teams. Our research and development team is organized around small groups or individual contributors for a given platform and there is little overlap in knowledge and responsibilities. In the event that we are unable to retain the services of any key contributors, we may be unable to bring our products or product improvements to market in a timely manner, if at all, due to disruption in our development activities.
We hired our new Chief Financial Officer on March 4, 2013, and we cannot be reasonably assured of a smooth transition.  In the event we experience difficulties in managing the transition, our operating results, financial condition or stock price could be adversely affected.
Our future success will also depend on our ability to attract, retain and motivate skilled personnel in the United States and internationally. All of our employees work for us on an at will basis. Competition for personnel is intense in the networking equipment industry, particularly for persons with specialized experience in areas such as antenna design and RF equipment. As a result, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.
We operate in an industry with extensive intellectual property litigation. Claims of infringement against us or our suppliers may cause us to incur substantial expenses to defend ourselves and could impair our ability to sell our products if an adverse outcome were to occur.
Our commercial success depends in part upon us and our component suppliers not infringing, misappropriating or otherwise violating intellectual property rights owned by others and being able to resolve intellectual property claims without major financial expenditures. We operate in an industry with extensive intellectual property litigation and it is not uncommon for suppliers of certain components of our products, such as chipsets, to be involved in intellectual property-related lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights. Our key component suppliers are often targets of such assertions, and we may become a target as well. In addition, the network operators and service providers, whom we agree in certain circumstances to indemnify for intellectual property infringement claims related to our products, may be targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.

We have received, and may in the future receive, claims from third parties asserting intellectual property infringement and other related claims. Future litigation may be necessary to defend ourselves and demand indemnification from our suppliers, if appropriate, by determining the scope, enforceability and validity of third party proprietary rights or to establish our own proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies and other third-party non-practicing entities that focus on extracting royalties and settlements by enforcing patent rights may target our component suppliers, manufacturers, us, our distributors, members of our sales channels, our network operators and service providers, or other purchasers of our products. These companies typically have little or no product revenues and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against our component suppliers, manufacturers, us, our distributors, members of our sales channels, network operators and service providers, or other purchasers of our products. For example, we have received correspondence from certain patent holding companies who assert that we infringe certain patents related to wireless communication technologies. We believe that these patents are either invalid or not infringed by us. However, we cannot assure you that a court adjudicating a claim that we infringe these patents would rule in our favor should these patent holding companies file suit against us. We believe that in the event of a claim we may be entitled to seek indemnification from our suppliers. However, we cannot provide any assurances that if we seek such indemnification, we will receive it. At any time, any of these third parties could initiate litigation against us, or we may be forced to initiate litigation against them. Regardless of whether claims that we are infringing patents, trademarks or other intellectual property rights have any merit, these claims can be time consuming and costly to evaluate and defend and could:

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

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 77% and 76% of our revenues in the nine months ended March 31, 2013 and fiscal 2012, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.
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
From 2008 to early 2010, we had a distribution arrangement with a distributor (“Distributor 1”), in the United Arab Emirates (“UAE”) that gave this distributor exclusive jurisdiction over eleven countries in the Middle East, including Iran, as well as authorization to sell worldwide. We had no sales to Distributor 1 in fiscal 2012 or fiscal 2013, and sales to Distributor 1 represented 4% and 6% of our revenues in fiscal 2011 and fiscal 2010, respectively. We cannot determine which of our products Distributor 1 sold directly or indirectly to persons in Iran. At some point prior to February 2010, Distributor 1 requested that we list two resellers on our website as authorized resellers of our products in Iran and we did so. We removed these resellers from our website in late February 2010 upon learning of restrictions under the U.S. embargo.
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

From March 2010 until February 2011, we continued doing business with Distributor 1 under the amended distribution agreement. However, we now believe that Distributor 1 continued to sell our products into Iran after February 2010 and that we overlooked emails from Distributor 1 that included information about Distributor 1’s possible activities related to shipping our products to Iran. In February 2011, we suspended sales of our products to Distributor 1 due to the information learned during our export control review that indicated Distributor 1 may still be selling products into Iran. Also, during the investigation we recently conducted, we learned that from December 2009 through February 2011, another distributor, Distributor 2, was selling our products to a company in Iran. At the time of these transactions, we did not have a distribution agreement with Distributor 2 and we had not specifically instructed Distributor 2 that our products could not be sold into Iran. Distributor 2, a distributor in Europe, received orders from an Iranian entity, placed those orders with us and instructed us to ship the products to a third party in the UAE. As such, we believed the products’ final destination was the UAE. Our records indicate that we may have made up to 13 shipments to Distributor 2 involving an aggregate value of approximately $340,000 that may have been resold into Iran during this time. Prior to February 2011, we had not previously notified Distributor 2 of our prohibition against sales of our products into Iran. In March 2011, upon learning that it was receiving orders from a company in Iran, we notified Distributor 2 that the end customer was in Iran and of our prohibition on sales to Iran and also entered into a distribution agreement with Distributor 2. The agreement contains clear language requiring compliance with the export control and economic sanctions laws. We continue to sell products to Distributor 2, as we believe this issue has been resolved and these sales did not represent a material portion of Distributor 2’s business with us.
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
Inquiry from U.S. Department of Commerce’s Office of Export Enforcement
In January 2011, OEE contacted us to request that we provide information related to our relationship with a logistics company in the UAE and with a company in Iran, neither of which companies are Distributor 1 or Distributor 2, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to OEE’s request but also to review our overall compliance with export control and sanctions laws. It was in the course of this review that we identified the

Iranian sales of Distributor 1 after February 2010 and the Iranian sales of Distributor 2. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our current system of record, NetSuite.
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
OFAC is still reviewing our voluntary disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE voluntary disclosures covered similar sets of facts that led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. The penalties may be imposed against us and/or our management. Any such fines or restrictions may be material to our financial results in the period in which they are imposed. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and have a material adverse effect on our business, operating results and financial condition. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

While we have taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for over 99% of our revenue in fiscal 2012. However we cannot be sure such actions will be effective. Additionally, our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management's estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
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
We retain contract manufacturers, which are primarily located in China, to manufacture and quality control our products. We currently do not have long-term supply contracts with any of these contract manufacturers. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not otherwise required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing and quality assurance services to new providers. Relying on contract manufacturers for manufacturing and quality assurance also presents significant risks to us, including the inability of our contract manufacturers to:

•	assure the quality of our products;

•	manage capacity during periods of volatile demand;

•	qualify appropriate component suppliers;

•	ensure adequate supplies of materials;

•	protect our intellectual property rights;

•	deliver finished products at agreed upon prices and schedules; and

•	safeguard consigned materials.
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

We recently retained the services of a third party logistics and warehousing provider in China. The failure or inability of this service provider to safeguard and to accurately segregate, record and report our inventory could disrupt our business and harm our reputation and operating results.
Beginning in the quarter ended December 31, 2012, we began using a third party logistics and warehousing provider in China to fulfill the majority of our worldwide sales. Prior to that, our shipments were mainly fulfilled by our contract manufacturers. Depending on the terms of our arrangements with the contract manufacturers, legal title to this inventory may belong to them or to us. We rely on this third party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. We also rely on our third party logistics and warehousing provider to efficiently manage and track the delivery of products from the warehouse. Further, we rely on our third party logistics provider to safeguard our inventory, which accounts for a vast majority of our inventory balance. If this service provider fails to safeguard and to accurately segregate and record our inventory or manage and track the delivery of products, it could have a material adverse effect on our business, operating results and financial condition.
We have recently increased our levels of inventory of finished products and are exposed to the risk of carrying excess or obsolete products.
With the use of our third party logistics and warehousing provider, we have increased our levels of inventory of finished products and are exposed to the risk of carrying excess or obsolete products. We are also faced with the same risk with respect to the Qualcomm Atheros chipsets and other components necessary to ensure a continuous supply of finished products. If demand for competing or newer versions of our products accelerates more rapidly than we expect, we could be required to write-off excess products for which demand has eroded which could have a material adverse effect on our business, operating results and financial condition.

Our third party logistics and warehousing provider in China may fail to deliver products to our customers in an accurate and timely manner, which could harm our reputation and operating results.
We rely on our third party logistics and warehousing provider to accurately deliver on a timely basis our products to our customers. However, due to factors out of our control, the third party logistics provider could fail to deliver the correct product or to deliver products in a timely manner. Any delay in delivery of our products or inaccurate delivery of our products to our customers could create dissatisfaction among our customers and harm our reputation. Such failure to deliver products to our customers in an accurate and timely manner could also have a material adverse effect on our business, operating results and financial condition.
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
Our reliance on third party components and technology means that we may not be able to introduce new products or continue to sell existing products without obtaining and maintaining technology licenses from third parties. For example, we currently rely upon a license from Qualcomm Atheros, whose chipsets are incorporated in a majority all of our products. This process is critical to our ability to manufacture our products. Obtaining and maintaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available or renewable on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our introduction of new products, may adversely affect demand for our products and consequently, materially adversely affect our business, operating results and financial condition.
We are dependent on Qualcomm Atheros, Inc. ("Qualcomm Atheros") for chipsets for our products and do not have short-term alternatives if Qualcomm Atheros were to terminate its agreement with us, which could cause us to be unable to fulfill short-term demand and delay our ability to fulfill orders.
Substantially all of our products currently include chipsets from Qualcomm Atheros. Our license agreement with Qualcomm Atheros may be terminated for convenience at the end of the annual contract term which is September 1, 2013 upon 90 days prior written notice by either party. The termination of our license agreement with Qualcomm Atheros could have a material adverse effect on our business, operating results and financial condition. To the extent we are unable to secure an adequate supply of chipsets from Qualcomm Atheros, we would be required to redesign our products to incorporate components from alternative sources, a process which would cause significant delays and would adversely impact our revenues. In accordance with the current terms of the agreement, Qualcomm Atheros may choose to terminate the agreement without cause at the end of the annual contract term by giving us at least 90 days prior written notice before September 1, 2013. We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the Qualcomm Atheros chipsets. Furthermore, if we sought a suitable second source for Qualcomm Atheros chipsets in our products, there can be no assurances that we would be able to successfully second source our chipsets on acceptable terms, if at all, and even if entered into, may in some circumstances be terminated. In any event, our use of chipsets from multiple sources may require us to significantly modify our product designs to accommodate these different chipsets.

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
We believe a significant portion of our growth to date has been driven by the diverse and actively engaged Ubiquiti Community and our business model is predicated on the assumption that the Ubiquiti Community will continue to be actively engaged. Given our lack of a direct sales force and limited marketing expenditures, the marketing model enabled by the Ubiquiti Community is central to the success of our business but is ultimately outside of our control. In light of the rapid spread of information within the Ubiquiti Community and the material influence such community has over product adoption by network operators and service providers, any negative information about us or our products, whether or not justified, could quickly and materially decrease demand for our products and be difficult for us to overcome. If the members of the Ubiquiti Community were to reject our products and solutions or adopt competitors’ products on a broad basis, our business, operating results and financial condition would be materially and adversely affected because we would need to incur substantial additional expenses to generate awareness of, and demand for, our products.

We rely on the Ubiquiti Community to provide network operators and service providers with support to install, operate and maintain our products. Any inaccurate information regarding our products that is spread by the Ubiquiti Community or lack of member participation with respect to particular products could lead to a poor user experience or dissatisfaction with our products.
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
We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal 2013. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis.
We are in the process of compiling the computer system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We have in the past identified material weaknesses in our internal control over financial reporting, and although we have remediated the material weaknesses identified we cannot assure you that there will not be material weaknesses in our internal controls in the future. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. In connection with our fiscal 2009 audit, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to our ability to account for income taxes in accordance with GAAP. Subsequently, during fiscal 2010, we identified two other material weaknesses in our internal control over financial reporting. The first related to our ability to account for inventory and prepaid advances made to our contract manufacturers in accordance with GAAP. The second related to our ability to account for taxes and other amounts due on payments to our employees in foreign jurisdictions.

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
We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of March 31, 2013, we held $170.2 million of our $181.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.
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
Our operating expenses are increasing as we make expenditures to enhance and expand our operations in order to support additional growth in our business and public company reporting and compliance obligations.
Over the past several years, we have increased our expenditure on infrastructure to support our anticipated growth and as a result of our becoming a public company. We are continuing to make significant investments in information systems, hiring more administrative personnel, using more professional services and expanding our operations outside the United States. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. In addition, we may determine the need in the future to build a direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues. We expect our increased investments to adversely affect operating income. As a result of these factors, we expect our operating expenses to increase.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively and develop and implement appropriate control systems, our business and financial performance may suffer.
We have substantially expanded our overall business, number of distributors and contract manufacturers, headcount and operations in recent periods. We have made investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in Lithuania and Taiwan. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our decision to operate with minimal infrastructure and low support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. As a result of our focus on managing our rapid growth, we may have not allocated sufficient resources to complying with applicable regulatory and other requirements, such as spectrum operating regulations, export and embargoed countries regulations and the Foreign Corrupt Practices Act, and our development of infrastructure designed to identify and monitor our compliance with these regulatory and other compliance obligations is at an early stage. For example, in February 2011 we hired our first employee charged with complying with spectrum use requirements and we hired a chief counsel in May 2011 and a general counsel in March 2012. Although we have put certain policies and procedures in place following the hiring of a chief financial officer in May 2010, certain of these policies have recently been adopted and our procedures have recently changed and we have limited staff responsible for their implementation and enforcement. For example, we have put in place procedures to verify foreign buyers against U.S. disqualified persons lists and to identify the need for export licenses based on proposed bills of material for new products. Furthermore, our employees who have the most contact with our distributors or who are involved with order entry have recently attended training regarding export controls sponsored by the BIS. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our business and operating results will suffer.
A large percentage of our research and development operations are conducted in Illinois, New York, Lithuania and Taiwan and our ability to introduce new products and support our existing products cost effectively depends on our ability to manage these disparate development sites successfully.
Our success depends on our ability to enhance current products and develop new products rapidly and cost effectively. We currently have a number of our research and development personnel in Illinois, New York, Lithuania and Taiwan. In addition to our corporate headquarters in California, we must successfully allocate product development activities across the various development centers and manage them in such a manner as to meet our time to market windows while maintaining product consistency and quality. We could incur unexpected costs or delays in product development at these remote facilities that could impair our ability to meet market windows or cause us to forego certain new product opportunities.
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
As of June 30, 2012 we had $29.6 million of debt related to a term loan with East West Bank. Additionally, in August 2012 we increased the term loan facility to $50.0 million and entered into a revolving line of credit for up to another $50.0 million from East West Bank and U.S. Bank under a new loan agreement which replaced our prior loan agreement with East West Bank. As of March 31, 2013, our balance outstanding under these facilities was $77.4 million.
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

We also may be able to incur substantial additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

In addition, we have significant operations outside the United States. As of March 31, 2013, we held $170.2 million of our $181.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. Although we believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations, our expenses in the United States could increase faster than expected. If these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to bring cash into the United States and pay the attendant high tax rates or seek other available funding sources which could negatively impact our operating results, financial condition or stock price.
We are subject to risks related to our common stock repurchase program.
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
As a substantial majority of our revenues is and will be from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments or offers of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business, such as the UK Bribery Act. In many foreign countries, particularly in countries with developing economies, which represent our principal markets, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, we have a limited number of employees engaged in sales so we have not conducted formal FCPA compliance training. We have not engaged in training of our distributors and resellers and are in the process of amending our distributor agreements to provide clear requirements for our distributors’ and resellers’ compliance with U.S. laws, including the FCPA, therefore there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies, for which we may be ultimately held responsible. Any violation of FCPA and related policies could result in severe criminal or civil sanctions and suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

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
Our products may contain defects and bugs when they are first introduced or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. For example we announced a recall of our Titanium Rocket products in the quarter ended March 31, 2013. If any of our products contains material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and network operators or service providers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing network operators or service providers and attract new network operators or service providers. In addition, these defects or bugs could interrupt or delay sales to our distributors. If any of these problems is not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our network operators, service providers or others. As a result, our operating costs could be adversely affected.
Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.
We have devoted substantial resources to the development of our proprietary technology and trade secrets. In order to protect our proprietary technology and trade secrets, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of our trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of our trade secrets. In addition, others may independently discover or obtain trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to determine and enforce the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Although we primarily rely on confidentiality agreements to protect our trade secrets, we have failed to obtain such agreements from certain of our employees and third parties due to administrative oversights, including those who participated in the development of certain of our products. Our employment policies require these former employees to continue to protect our trade secrets and to assign to us any intellectual property related to their activities on our behalf. However, we may have difficulty enforcing these rights, which could reduce our competitive differentiation and result in lost sales and customer confusion.
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
As of March 31, 2013 we had international operations in Hong Kong, Southern China, Lithuania and Taiwan. We also sell to distributors outside the United States and for the three months ended March 31, 2013 and 2012, our revenues from sales outside the United States were 76% and 84%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

•	the burdens of complying with a wide variety of U.S. laws applicable to export controls, foreign operations, foreign laws and different legal standards;

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	counterfeiting of our products or infringement on our intellectual property rights by third parties;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on distributors in various countries with different pricing policies, inventory management and forecasting practices;

•	reduced or varied protection for intellectual property rights in some countries;

•	demand for reliable wireless broadband networks in those countries;

•	requirements that we comply with local telecommunication regulations in those countries;

•	increased financial accounting and reporting burdens and complexity;

•	political, social and economic instability in some jurisdictions; and

•	terrorist attacks and security concerns in general.
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
Our manufacturing capacity may be reduced or eliminated at one or more facilities because our manufacturing, assembly, testing and shipping contractors are all located in southern China, the majority of our products are shipped from China and we have research and development offices in Taiwan, Lithuania, New York, Illinois and California. Our principal executive offices are also located in California. The risk of earthquakes, typhoons and other natural disasters in these geographic areas is significant due to the proximity of major earthquake fault lines. Southern China and Taiwan are also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding or other natural disasters in California, southern China or Taiwan, or political unrest, war, labor strikes, work stoppages or public health crises, in countries where our or our contractors’ facilities are located could result in the disruption of our development, manufacturing, assembly, testing or shipping capacity. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing, assembly or testing from the affected contractor to another third party vendor or our research and development activities to another location. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchase

Common stock repurchase activity during the nine months ended March 31, 2013 was as follows (in thousands, except share and per share amounts):

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

Item 6. Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

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

UBIQUITI NETWORKS, INC.

Dated:	May 9, 2013	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 9, 2013	By:	/s/ Craig L. Foster
Craig L. Foster

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.