Form 10-K
period 2013-06-30
Ubiquiti Networks, Inc.
filed 2013-09-13
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐
   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $93,270,000 based upon the closing price of $12.14 of such common stock on the NASDAQ Global Select Market on December 31, 2012 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2012 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of September 9, 2013, 87,613,599 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

This Report also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts, including those generated by Gartner and Cisco Systems, Inc. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. These industry publications, surveys and forecasts generally indicate that their information has been obtained from sources believed to be reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Item 1A. "Risk Factors."

The Gartner Report described herein, or the "Gartner Report," represent data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Report are subject to change without notice.
Item 1. Business
Business Overview
Ubiquiti Networks develops high performance networking technology for service providers and enterprises. Our technology platforms focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. This differentiated business model, combined with our innovative proprietary technologies, has resulted in an attractive alternative to traditional high touch, high-cost providers, allowing us to advance the market adoption of our platforms for ubiquitous connectivity.
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, and machine-to-machine communication components. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community or our Community. The Ubiquiti Community is a critical element of our business strategy as it enables us to drive:

•
Rapid customer and community driven product development. We have an active, loyal community built from our customers that we believe is a sustainable competitive advantage. Our solutions benefit from the active engagement between the Ubiquiti Community and our development engineers throughout the product development cycle, which eliminates long and expensive multistep internal processes and results in rapid introduction and adoption of our products. This approach significantly reduces our development costs and time to market.

•
Scalable sales and marketing model. We do not currently have, nor do we plan to hire, a direct sales force, but instead utilize the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness of our brand and products. Word of mouth referrals from the Ubiquiti Community generate high quality leads for our distributors at relatively little cost.

•
Self-sustaining product support. The engaged members of the Ubiquiti Community have enabled us to foster a large, cost efficient, highly-scalable and, we believe, self-sustaining mechanism for rapid product support and dissemination of information.

By reducing the cost of development, sales, marketing and support we are able to eliminate traditional business model inefficiencies and offer innovative solutions with disruptive price performance characteristics to our customers.
Our revenues were $320.8 million, $353.5 million and $197.9 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. We had net income of $80.5 million, $102.6 million and $49.7 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. In this Annual Report on Form 10-K, we refer to the fiscal years ended June 30, 2013, 2012 and 2011 as fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Industry Overview
Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, global Internet protocol, or IP, traffic is expected to increase from 30,734 petabytes, or PB, per month in 2011 to 110,282 PB per month in 2016, representing a 29% CAGR over that period. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks are emerging as an attractive alternative for addressing both the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.
Underserved and underpenetrated markets. There exists a significant market opportunity in both emerging and developed economies. In “unconnected” emerging markets, the lack of an established network infrastructure and the high initial deployment costs associated with traditional wired network infrastructure build-outs has encouraged adoption of wireless networking infrastructure. In “under-connected” markets, bandwidth demand exceeds either the available capacity from existing infrastructure or the affordable supply of new infrastructure, resulting in an attractive market opportunity for wireless systems to bolster connectivity. Additionally, we believe there is a large market opportunity in connected markets serving customers that want to deploy reliable, scalable and customizable wireless networks and whose primary buying criterion is based on price-performance characteristics.
Limitation of existing solutions. Existing service provider wireless networking technologies have been developed to satisfy the increasing demand for broadband access, support mobility and provide the performance and reliability demanded by customers. According to Gartner, aggregate end-user spending on wireless networking equipment for Enterprise WLAN, wireless broadband access, and LTE solutions, is expected to grow from $10.4 billion in 2012 to $41.3 billion in 2017, representing a CAGR of 32%. However, these existing solutions based upon wired, satellite or cellular technologies, often fail to meet the price-performance requirements of fixed wireless networking in emerging markets, rural markets, or price-sensitive markets, which in turn has led to low penetration of wireless broadband access and large populations of unaddressed users in these areas. Within the enterprise, existing WLAN deployments are often relatively complex and costly, providing customers with a large number of non-critical features and functionalities at a high cost. Given the growth in Internet connected devices, and the consumer’s desire for constant connectivity, there exists growing demand for WLAN solutions that provide critical features at significantly lower cost than existing solutions.
Increasing use of the unlicensed spectrum. In the absence of affordable broadband access in the licensed spectrum, the number of users of the unlicensed radio frequency, or RF spectrum has increased for communications equipment, as well as consumer devices such as cordless phones, baby monitors and microwave ovens. This increasing use of unlicensed RF spectrum has made providing high quality wireless networking more challenging due to increasing congestion in the unlicensed spectrum.
Government incentives for broadband access. Governments around the world are increasingly taking both regulatory and financial steps to expand access to broadband networks and increase availability of advanced broadband services to consumers and businesses.
To provide robust wireless networks that meet the price-performance needs of service providers and enterprises, vendors of wireless networking solutions must address the problems facing incumbent solutions:

•
Poor performance. To deliver high performance, wireless networking solutions need to satisfy diverse performance requirements for video, voice and data. The challenges of operating in the unlicensed RF spectrum, including spectrum noise and interference resulting from the proliferation of devices, often result in difficulty establishing network connections and unreliable or poor performance. Additionally, the performance and reliability of existing wireless networking solutions decline rapidly as the number of subscribers and range of service delivery increases. Lack of hardware and software integration between products, technologies and vendor devices can diminish network performance significantly and increase the complexity of network management, integration and expansion.

•
High cost of ownership. Existing alternative solutions, such as fiber-to-the-premises, cable, DSL, WiMAX, LTE and traditional backhaul, provide high capacity, high performance broadband access; however, these solutions can be extremely costly, and often do not meet the demanding price-performance requirements of underserved markets.

•
Complexity. Existing alternative solutions are often difficult to deploy and manage and require skilled employees or high cost consultants to install and operate. In addition, existing enterprise solutions often offer a large variety of features and functionalities that enterprise customers may find overwhelming or unnecessary.

•
Lack of product support and customer-driven features. Product support and feedback for alternative suppliers’ wireless networking solutions is often costly and ineffective. Existing wireless solutions are not accompanied by dynamic product support to assist customers in efficiently setting up and troubleshooting their networks. Additionally, alternative suppliers generally lack an effective mechanism to communicate with their end-users and incorporate feedback from usage into product roadmaps.

Our Solution
Our products and solutions enable both service providers and enterprises to deploy the infrastructure for high performance, scalable and reliable wireless networks cost effectively. Our wireless networking solutions offer the following key benefits:

•
High performance proprietary technology solutions. Our proprietary products and solutions include high performance radios, antennas, software, communications protocols and management tools that have been designed to deliver carrier and enterprise class wireless broadband access and other services primarily in the unlicensed RF spectrum. Our radios and antennas, which incorporate our innovative proprietary technologies and firmware, are designed and field tested to deliver carrier-class network speeds, throughput, range and coverage, while simultaneously meeting the varying performance requirements of video, voice and data traffic. Our products and solutions overcome significant performance challenges such as dynamic spectrum noise, device interference, outdoor obstacles and unpredictable levels of video, voice and data performance. Importantly, we are able to utilize the Ubiquiti Community to validate the effectiveness of our end user experience and focus our development efforts on those features and functionality that are critical to their requirements.

•
Price disruptive offering. Our products and solutions have been designed to enable service providers and enterprises to deliver high performance to their users at highly disruptive price points. The deployment and operation of our solutions require a fraction of the capital expenditures, implementation expenses and network maintenance costs of those associated with existing solutions.

•
Integrated and easy to deploy and manage. Our integrated products and solutions reduce the complexity associated with the installation, management and expansion of wireless networks. Within each of our product families, products are based on firmware that is built on a common codebase. This allows us to offer common features and functionality and leads to consistent usability across each product family. The integration between our products is designed to enable service providers and enterprises to deliver wireless broadband access and other services that have high performance characteristics without significant management, deployment costs or upgrade complexity.

•
Scalable community-led approach. Purchasing our proprietary products and solutions enables immediate access to the Ubiquiti Community, including current and historical troubleshooting and technical information as well as best practices and deployment advice for our end users. Product support from our Community is self-sustaining and scales efficiently, with growth and relevance driven by the size and engagement of our customer base. This scalable community-led approach to customer support contributes to the substantially lower total cost of ownership of our products and solutions relative to incumbent providers. Additionally, our Community provides an effective channel for product feedback from our customer base.

We are growing our intellectual property portfolio to help protect the development of our proprietary software, hardware and complete solutions. We believe that protecting the innovation and technology underlying our comprehensive wireless networking solutions is key to ensuring our continued ability to provide customers with differentiated value.
Our Strategy
Our goal is to disrupt the market for communications technology with innovative solutions that provide leading performance at prices that are a fraction of those of alternative solutions. Key elements of our strategy include the following:

•
Continue to deliver high performance characteristics at disruptive price points. We intend to expand the market opportunity for service providers by continuing to provide products and solutions with disruptive price-performance characteristics. We also intend to expand the market and displace high-priced alternative solutions in enterprise markets. We believe that we can sustain our disruptive strategy through our unique business model, focusing on the features and functionalities most critical to customers and avoiding the fringe features, which add both cost and complexity.

•
Leverage our technologies and business model in adjacent markets. We intend to continue to leverage our technologies and business model to target other large and growing markets that we believe are ripe for disruption such as video surveillance, machine-to-machine communications and licensed microwave wireless backhaul markets. For the enterprise market, we introduced our enterprise wireless local area network, or WLAN, product, UniFi, in fiscal 2011 and have experienced strong adoption by a largely new customer base. According to Gartner we were the 6th largest global provider of enterprise WLAN coordinated access points in 2012. We believe we are well positioned to gain traction in these new addressable markets and will continue to accelerate our innovation in these products. Similarly, we intend to drive adoption of airVision, our IP camera management system, airFiber, our outdoor wireless backhaul radio platform and mFi, our machine-to-machine communication platform, all of which we released in fiscal 2012.

•
Maintain and extend our technological leadership. We intend to continue to develop innovative solutions for our target markets. We believe that our continued focus on developing such technologies with customer-driven feedback from the Ubiquiti Community will allow us to deliver products and solutions with disruptive price-performance characteristics that are specifically targeted to our markets. In addition, we believe our continued innovation is key to the value our products and solutions provide, and is a critical component to achieving user lock-in.

•
Continue to grow our powerful user community. We believe our differentiated business model, powered by the Ubiquiti Community, provides us with a significant and sustainable competitive advantage over competitors. The Ubiquiti Community facilitates streamlined and efficient product development coupled with a highly efficient sales and distribution model that allows us to avoid the costs associated with expensive direct and channel organizations. The self-sustaining product support aspect of the Ubiquiti Community simplifies the deployment process and provides a highly effective real-time support system for customers.

•
Continue to sell to our existing customers. We plan to continue to provide our customers with high performance, reliable, and cost-effective integrated products and solutions. In particular, we believe our use of differentiated proprietary protocols and the scalability of our products positions us to grow with our customers as they build out their networks. Furthermore, we intend to cross-sell complementary solutions to our existing customers. For example, we believe customers of our airMAX solutions can benefit significantly from the incremental deployment of our EdgeMAX and airFiber products.

Our Technology and Products
We offer products and solutions based on our proprietary technology with disruptive price-performance characteristics across multiple markets. Utilizing low cost hardware, consumer chipsets and innovative software and firmware, we build price-performance solutions to address both service providers and enterprises. In addition, our technology allows us to design our products for ease of manufacture. Our focus on cost efficiency, robust product design and high performance drives the development of our technology, products and solutions.
Technology Platforms
Our current major service provider and carrier solutions include:
Base Station/Backhaul/Customer Premise Equipment (“CPE”)/Bridge—airMAX
We offer end-to-end solutions that incorporate our proprietary RF technology, antenna design and firmware technologies. These technologies simplify the adoption and use of our products and provide our products and solutions with performance characteristics usually found only in the carrier-class wireless networking solutions and solve significant performance, reliability, scalability and ease-of-use challenges in the unlicensed RF spectrum.
In September 2009, we introduced our airMAX platform which includes proprietary protocols developed by us, which contain advanced technologies for minimizing signal noise. These proprietary protocols help our products deliver carrier-class wireless networking performance for video, voice and data applications. airMAX is able to support a wireless network that can scale to hundreds of clients per base station over long distances while maintaining low latency and high throughput. Unlike most systems using 802.11 standard protocols, which are primarily designed for indoor networks, our airMAX systems use a proprietary Time Division Multiple Access (TDMA) protocol to manage the sending and receiving of data over the network to maximize air time efficiency. airMAX incorporates smart polling, which is a feature that improves the scalability of a wireless network by predicting the voice and data requirements of an application at any given time and allocating the required bandwidth. airMAX also improves scalability by giving priority to active client hardware over idle client hardware to reduce perceived latency on large networks. airMAX provides users with the ability to seamlessly switch operating frequencies in real time to overcome noise and interference due to changes in the operating environment.
A majority of our airMAX products and solutions can leverage multiple input multiple output, or MIMO, technology, which relates to the use of multiple antennas at both the transmitter and receiver to improve performance. Most of our radios employ multiple independent transmitters and receivers to create independent communication channels using the same frequency spectrum. We use advanced array signal processing techniques to combine our radios’ communications channels into a single, higher data rate channel. Our approach to MIMO technology effectively doubles the capacity of our radios when compared to traditional radios. Each of our standalone antennas is dual polarized with radiation patterns that are optimized for MIMO performance. Our high performance outdoor antennas are designed to amplify signal power, resulting in stronger signals and better link quality, and to block noise. Our design produces a better signal-to-noise ratio for each channel and simplified signal processing to combine the channels, which in turn effectively doubles the throughput of our antennas, when compared to single input single output devices. Our devices support various encryption protocols including: WEP, WPA, WPA-TKIP, WPA-AES, WPA2, WPA2-TKIP and WPA2-AES.
Network Routing Platform—EdgeMAX
In September 2012, we announced EdgeMAX, a disruptive price-performance software and systems routing platform. We believe the initial product, the EdgeRouter Lite, is the world’s first sub-$100 router capable of over 1 million packets-per-second processing performance. EdgeMAX is powered by our full-featured EdgeOS operating system that includes advanced QoS, firewall, dynamic routing and VPN functionality.
Point-to-point Wireless Backhaul—airFiber
In March 2012, we introduced airFiber, a 24 GHz point-to-point radio system. Components of the airFiber product, including the radio, were designed to provide low latency with high throughput. Our airFiber product uses an integrated split antenna and a global positioning system to simultaneously send data packets from each side of the link. We engineered proprietary communication protocols so that airFiber does not suffer from the traditional packet overhead associated with Wi-Fi based standards. We believe airFiber will be considered a compelling alternative to wired backhaul as airFiber is not easily susceptible to vandalism, copper theft, and fiber optic damage because only the endpoints need to be secured. airFiber does not require physical infrastructure such as laying cable or fiber, and by utilizing unlicensed spectrum, customers achieve significantly faster deployment.
Our current major enterprise solutions include:
Enterprise WLAN—UniFi
In January 2011, we released our UniFi Enterprise Wi-Fi System, which is a scalable Wi-Fi solution that includes Wi-Fi certified hardware with a software based management controller, targeting enterprise customers. UniFi hardware utilizes MIMO technology, works with 802.11a/b/g/n and ac standards and uses a single cable for data transmission and power-over-Ethernet. Unlike other enterprise Wi-Fi systems that utilize a costly hardware Wi-Fi switch, UniFi uses a virtual controller that allows for on-site management or remote management through the cloud, allowing customers to deploy UniFi in both indoor and outdoor applications. Each UniFi access point can be managed centrally with the UniFi Controller software, which we provide free of charge. The UniFi Controller enables enterprise WLAN managers to centrally configure and administer a UniFi network and individual access points without any special training and through secure access from any web browser. The UniFi platform provides automatic UniFi access point detection, firmware updates, real-time status, map loading, advanced security options and “zero handoff roaming”, our proprietary innovation for seamless roaming for mobile devices.
Video Surveillance—airVision
In August 2011, we introduced our line of AirCam H.264 megapixel IP cameras and our airVision management software controller. The H.264 cameras use a single cable for data transmission and power-over-Ethernet. airVision, our management controller software, can be used to manage multiple airCam H.264 IP cameras as well as manage digital video recorder devices. airVision software is available for download at no cost on our website and only manages Ubiquiti Network camera devices. Similar to our other network management products, airVision can be accessed securely from any web browser, provides detailed statistical reporting and advanced analytics and provides a management console with multiple views, versatile camera settings and customizable event recordings.
Machine-To-Machine Communication—mFi
In June 2012, we announced availability of mFi, which includes hardware sensors, power devices, and management software that allows devices to be monitored and controlled remotely via WiFi. For example, mFi allows users to manage and monitor their building temperature and power consumption. The management controller software is IP based and can be accessed from any browser locally or through the cloud. mFi software allows management to create rules to control numerous devices.
The table below summarizes information about our product platforms:

Name	Target Applications	Bands of Operation (GHz)	MSRP
Service Provider Products
airMAX	Base station/Backhaul/CPE/Bridge	0.9/ 2.4/ 3.6/ 5.8/10.0	$39 - $399
EdgeMAX	Routing	N/A	$99
airFiber	Microwave Backhaul	24.0	$1,498(1)
Enterprise Products
UniFi	WLAN	2.4/ 5.8	$29 - $229
airVision	IP Video Surveillance	N/A	$89 - $110
mFi	Machine-To-Machine Communication	2.4/ 5.8	$8 - $99

(1)	MSRP listed is for one airFiber unit only, but is typically sold in pairs.

The Ubiquiti Community
We established the Ubiquiti forum, wiki and newsletter to foster a large, growing and engaged online community of service providers and distributors, customers and employees among others. The Ubiquiti Community powers our business model by facilitating rapid introductions and development of customer-oriented products. The Ubiquiti Community provides best practices, advice, troubleshooting and product feedback. It also acts as a source of product support and drives viral marketing.

The following describes the key aspects of our sustainable business model that are powered by the Ubiquiti Community:

•
Rapid customer and community-driven product development. We seek to identify features and products that are, or are expected to be, needed or desired by the majority of customers for that product. We rely on the Ubiquiti Community as a significant source of requests for features that we translate into new product ideas and designs.

•
Scalable sales and marketing model. We rely on the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost effectively than is possible through traditional sales models. For example, there have been many instances where members of the Ubiquiti Community, who happen to be on online forums not affiliated with us, have strongly recommended that users of other wireless networking solutions try our products and solutions. We also hold conferences as an effective way to introduce and promote our products and solutions to the global Ubiquiti Community. For example, in 2012 and 2013, we held our Ubiquiti World Conference at locations in the United States, Brazil, Argentina, Hungary, Russia, China and India.

•
Self-sustaining product support. Our service providers and IT professionals, who enthusiastically support each other through the Ubiquiti forum, as well as other blogs and online groups, have fostered a large, scalable and, we believe, self-sustaining mechanism for rapid product support and dissemination of information. The members of the Ubiquiti Community respond to user questions posted on our forum in a rapid manner. These responses are then rated by other members of the Ubiquiti Community to help ensure that the users are receiving the best possible answers. Top answers to common questions are stored in the Ubiquiti Networks Community Knowledge Base. In addition, our internal customer support organization provides feedback on critical product issues, and augments the information in the Ubiquiti Community.

Sales and Distribution
Historically, we have not employed a direct sales force, nor do we plan to in the future. We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, original equipment manufacturers (“OEMs”) and direct customers. During fiscal 2013, we sold our products to over 100 distributors, OEMs and direct customers (collectively, “customers”) in over 50 countries. In fiscal 2013, fiscal 2012 and fiscal 2011, Flytec Computers Inc. represented 13%, 16% and 20% of our revenues, respectively.  In fiscal 2012 and fiscal 2011, Streakwave Wireless Inc. represented 10% and 15% of our revenues, respectively. We had no other customer or distributor that accounted for more than 10% of our revenues in fiscal 2013, fiscal 2012 and fiscal 2011.
A substantial majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. Sales in South America accounted for 21%, 25% and 26% of our revenues in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Sales in Europe, the Middle East and Africa accounted for 40%, 37%, and 35% of our revenues in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. Information regarding financial data by geographic areas is set forth in Item 7 and Item 15 of this Form 10-K. See Note 13 of Notes to Consolidated Financial Statements under Item 15.
Although we publish an MSRP for our products, our distributors have control of pricing to the ultimate purchaser. Historically, we did not provide our distributors with any substantial sales training or marketing materials; however, currently, we are expanding our product education offerings for distributors, as well as increasing marketing support. Our agreements with our distributors do not limit their ability to carry products that compete with ours. Our distribution agreements generally have a one year term, subject to automatic renewal unless cancelled by one of the parties. Our distributors typically provide us with purchase orders for delivery within 60 days, which we use to forecast future demand and estimate desired inventory builds.
We have initiated a training program for our distributors and other interested individuals so that they can educate and train others on the effective deployment and use of our products and solutions. As of June 30, 2013, Ubiquiti had 114 certified trainers with over 2,300 distributors and other interested individuals having completed the certification process. The goal is for those completing the certification process to in turn educate and train service providers and enterprise customers on the effective deployment and use of our products and solutions. We offer the training program to distributors and other interested individuals in different languages throughout the world.
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
We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from Qualcomm Atheros, Inc. ("Qualcomm Atheros") and we do not have a second source for their chipsets. We are party to a non-exclusive license agreement with Qualcomm Atheros whereby we license certain technology that we incorporate into our products. The current term of our amended license agreement with Qualcomm Atheros expires on September 1, 2014. This agreement automatically renews for successive one year periods unless the agreement is terminated by written notice of nonrenewal at least 90 days prior to the end of its then-current term. We depend on this license agreement to modify and replace firmware that Qualcomm Atheros provides with the chipsets with our proprietary firmware. While our agreement with Qualcomm Atheros remains effective, in accordance with the current terms of the agreement, either party may terminate the agreement without cause at the end of the annual contract term.
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
Research and Development
Our research and development organization is responsible for the design, development and testing of our products. Our engineering team has deep expertise and experience in networking and antenna design, and we have a number of personnel with longstanding experience with network architecture and operation. We have developed and intend to continue to develop our technology in part by operating with a relatively flat reporting structure that relies on individual contributors or small development teams to develop, test and obtain feedback for our products. Our products and solutions benefit from the active engagement between the Ubiquiti Community and our research and development personnel throughout the product development cycle, resulting in rapid introduction and adoption of new products. Our research and development personnel evaluate the input from service providers, IT professionals and enterprises and respond to their needs by modifying our products or developing new products based on the input received.
As of June 30, 2013, our research and development team consisted of 111 full time equivalent employees, including contractors, located in California, Illinois, Lithuania, Taiwan and Russia. Our research and development operations work on product development and new versions of our existing products. Our research and development expenses were $21.0 million, $16.7 million and $11.4 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. We expect that the number of our research and development personnel will continue to increase over time and that our research and development expenses will also increase.

Competition
The markets for networking solutions for service providers, enterprise WLAN, video surveillance, microwave backhaul and machine-to-machine communications technology are highly competitive and are influenced by the following competitive factors, among others:

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
We believe we compete favorably with respect to these factors. Although we are a recent entrant in the video surveillance, microwave backhaul, routing and machine-to-machine communication markets, we believe our products compete favorably in these product categories. We have been successful in rapidly developing high performance integrated solutions because we use individual contributors and small, experienced development teams that focus on the key needs of underserved and underpenetrated markets. Our products and solutions are designed to meet the price-performance characteristics demanded by our customers to achieve a strong overall return on their investment. Our products are designed to operate in growing networks without degradation in performance or operational complexity.
In the integrated radio market, our competitors include Motorola Inc. ("Motorola") and Trango Systems Inc. ("Trango"). In the 900MHz product market, our competitors include Cisco Systems, Inc. ("Cisco") and Proxim Inc. ("Proxim"). In the embedded radio market, our competitors include Mikrotīkls Ltd. ("Mikrotīkls") and Senao Networks, Inc. ("Senao"). In the backhaul market, our competitors include Ceragon Networks, Inc. ("Ceragon"), Mikrotīkls and DragonWave Inc ("DragonWave"). In the CPE market, our competitors include Mikrotīkls, Ruckus Wireless Inc. ("Ruckus") and TP-LINK Technologies CO., LTD ("TP-LINK"). In the antenna market, we primarily compete with PCTEL, Inc. ("PCTEL") and Radio Waves, Inc. ("Radio Waves"). In the enterprise WLAN market, we primarily compete with Ruckus, Aruba Networks, Inc. ("Aruba Networks") and Cisco. In the video surveillance market, we primarily compete with Vivotek, Inc. ("Vivotek"), Axis Communications AB ("Axis Communications") and Mobotix Corp. ("Mobotix"). In the microwave backhaul market, we primarily compete with Cambium Networks ("Cambium"), DragonWave, SAF Tehnika and Trango. In the machine-to-machine communications market, we primarily compete with EnergyHub, Inc. ("EnergyHub"), Motorola and AlertMe.com Ltd. ("AlertMe.com"). We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
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
As of June 30, 2013, we had 10 issued patents in the United States and over 40 pending U.S. and foreign patent applications. These patent applications relate to various high-level features embedded in certain of our products, including the integration of components in a microwave system and certain performance improvements to radio receivers. We have filed, and will continue to file, patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Any patents issued to us now or in the future may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2013, we owned U.S. trademark registrations in our logo, UBNT, airMAX, UniFi, mFi, EdgeMAX, airVision, airFiber, airOS, NanoStation, airGrid, NanoBridge, and a number of trademark applications and registrations in the United States and other countries.
We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against infringers and counterfeiters, but these actions may not be successful, even when our rights have been infringed.
Employees
As of June 30, 2013, we employed 183 full time equivalent employees, which included 111 in research and development, 32 in sales, general and administrative and 40 in operations. As of that date, we had 83 in the United States, 24 in Lithuania, 48 in Taiwan, 25 in China and three in Russia. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or is a party to a collective bargaining agreement.
Corporate Information
We incorporated in the State of California in 2003 as Pera Networks, Inc. and we commenced our current operations in 2005 and changed our name to Ubiquiti Networks, Inc. at that time. In June 2010, Ubiquiti Networks, Inc., a California corporation, changed its state of organization to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. Our executive offices are located at 2580 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 942-3085. Our website address is www.ubnt.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.
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
Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 98%, 98% and 97% of our revenues in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.

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
We rely on a limited number of distributors, which we consider to be our customers, and the loss of existing distributors, or a need to add new distributors may cause disruptions in our shipments, which may materially adversely affect our ability to sell our products and achieve our revenue forecasts and we may be unable to sell inventory we have manufactured to meet expected demand in a timely manner, if at all.
Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In fiscal 2013, fiscal 2012 and fiscal 2011, Flytec Computers Inc. represented 13%, 16% and 20% of our revenues, respectively. In fiscal 2012 and fiscal 2011, Streakwave Wireless Inc. represented 10% and 15% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.
We have experienced, and may in the future experience, reduced sales levels and damage to our brand due to production of counterfeit versions of our products.
In the past we have identified parties that are manufacturing and selling counterfeit products that we believe infringe our intellectual property rights. Sales of these counterfeit products were so substantial that our revenues were adversely affected while these products were in the market. Given the popularity of our products, we believe there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge. In order to combat counterfeit goods, we have and may continue to be required to spend significant resources to monitor and protect our intellectual property rights. Although we have taken steps to prevent further counterfeiting, we may not be able to detect or prevent all instances of infringement and may lose our competitive position in the market before we are able to do so. If the quality of counterfeit products is not representative of the quality of our products, further damage could be done to our brand. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, particularly in some foreign countries, where we could lose sales.
Our operating results will vary over time and such fluctuations could cause the market price of our common stock to decline.
Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $101.2 million, $83.2 million, $74.9 million, $61.5 million and $94.9 million and our net income was $28.8 million, $20.7 million, $17.8 million, $13.2 million and $28.5 million in the three months ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has recently experienced substantial price volatility. For example, from our initial public offering through June 30, 2013, the price of our common stock ranged from $7.80 to $35.99 per share. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.

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
As we move into new markets for different types of equipment, our brand may not be as well known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. In the integrated radio market, our competitors include Motorola and Trango, and in the 900MHz product market, Cisco and Proxim. In the embedded radio market, our competitors include Mikrotīkls and Senao. In the backhaul market, our competitors include Ceragon, DragonWave and Mikrotīkls. In the CPE market, our competitors include Mikrotīkls, Ruckus and TP-LINK. In the antenna market, we primarily compete with PCTEL and Radio Waves. In the enterprise WLAN market, we primarily compete with Ruckus, Aruba Networks and Cisco. In the video surveillance market, we primarily compete with Vivotek, Axis Communications and Mobotix. In the microwave backhaul market, we primarily compete with Cambium, DragonWave, SAF Tehnika and Trango. In the machine-to-machine communications market, we primarily compete with EnergyHub, Motorola and AlertMe.com. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
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
Our success and future growth depend on the skills, working relationships and continued services of our management team and in particular, our founder and chief executive officer, Robert J. Pera. Our future performance will also depend on our ability to continue to retain our other senior management. We do not maintain key person insurance for any of our personnel, except for a minor policy with respect to Mr. Pera.
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
There are numerous patents and patent applications in the United States and other countries relating to communications technologies, and many of our competitors and other parties have substantial patent portfolios in this area. We do not generally conduct searches for patents relating to our technologies or approach third parties to seek a license to their patents. Even if we were to conduct such searches we may not uncover all relevant patents and patent applications. We therefore cannot assure that our products, technologies and operations do not, and will not, infringe third party patents. We have received, and may in the future receive, claims from third parties asserting intellectual property infringement and other related claims. In addition, if our revenues grow and our profile increases, the frequency and severity of these claims may increase. Future litigation may be necessary to defend ourselves and demand indemnification from our suppliers, if appropriate, by determining the scope, enforceability and validity of third party proprietary rights or to establish our own proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies and other third-party non-practicing entities that focus on extracting royalties and settlements by enforcing patent rights may target our component suppliers, manufacturers, us, our distributors, members of our sales channels, our network operators and service providers, or other purchasers of our products. These companies typically have little or no product revenues and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against our component suppliers, manufacturers, us, our distributors, members of our sales channels, network operators and service providers, or other purchasers of our products. For example, we have received correspondence from certain patent holding companies who assert that we infringe certain patents related to wireless communication technologies. We believe that these patents are either invalid or not infringed by us. However, we cannot assure you that a court adjudicating a claim that we infringe these patents would rule in our favor should these patent holding companies file suit against us. We believe that in the event of a claim we may be entitled to seek indemnification from our suppliers. However, we cannot provide any assurances that if we seek such indemnification, we will receive it. At any time, any of these third parties could initiate litigation against us, or we may be forced to initiate litigation against them. Regardless of whether claims that we are infringing patents, trademarks or other intellectual property rights have any merit, these claims can be time consuming and costly to evaluate and defend and could:

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
Our reliance on third party components and technology means that we may not be able to introduce new products or continue to sell existing products without obtaining and maintaining technology licenses from third parties. For example, we currently rely upon a license from Qualcomm Atheros, whose chipsets are incorporated in a majority of our products. This process is critical to our ability to manufacture our products. Obtaining and maintaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available or renewable on commercially favorable terms, or at all, and even if entered into, may in some circumstances be terminated. The inability to offer advanced features or functionality, or a delay in our introduction of new products, may adversely affect demand for our products and consequently, materially adversely affect our business, operating results and financial condition.
We are dependent on Qualcomm Atheros for chipsets for our products and do not have short-term alternatives if Qualcomm Atheros were to terminate its agreement with us, which could cause us to be unable to fulfill short-term demand and delay our ability to fulfill orders.
Substantially all of our products currently include chipsets from Qualcomm Atheros. Our license agreement with Qualcomm Atheros may be terminated for convenience at the end of the annual contract term which is September 1, 2014 upon 90 days prior written notice by either party. The termination of our license agreement with Qualcomm Atheros could have a material adverse effect on our business, operating results and financial condition. To the extent we are unable to secure an adequate supply of chipsets from Qualcomm Atheros, we would be required to redesign our products to incorporate components from alternative sources, a process which would cause significant delays and would adversely impact our revenues. In accordance with the current terms of the agreement, Qualcomm Atheros may choose to terminate the agreement without cause at the end of the annual contract term by giving us at least 90 days prior written notice before September 1, 2014. We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the Qualcomm Atheros chipsets. Furthermore, if we sought a suitable second source for Qualcomm Atheros chipsets in our products, there can be no assurances that we would be able to successfully second source our chipsets on acceptable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our product designs to accommodate these different chipsets.
We rely on a limited number of contract manufacturers to produce and test all of our products, and failure to successfully manage our relationships with these parties could adversely affect our ability to market and sell our products.
We retain contract manufacturers, which are primarily located in China, to manufacture and control quality of our products. We currently do not have long-term supply contracts with any of these contract manufacturers. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not otherwise required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing and quality assurance services to new providers. Relying on contract manufacturers for manufacturing and quality assurance also presents significant risks to us, including the inability of our contract manufacturers to:

•	assure the quality of our products;

•	manage capacity during periods of volatile demand;

•	qualify appropriate component suppliers;

•	ensure adequate supplies of materials;

•	protect our intellectual property rights;

•	deliver finished products at agreed upon prices and schedules; and

•	safeguard consigned materials and finished goods.
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
From time to time, we may change contract manufacturers, which may disrupt our ability to obtain our products in a timely manner. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority in the event our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed, our revenues could become volatile and our cost of revenues may increase.

We recently retained the services of a third party logistics and warehousing provider in China. The failure or inability of this service provider to safeguard and to accurately segregate, record and report our inventory could disrupt our business and harm our reputation and operating results.
Beginning in the quarter ended December 31, 2012, we began using a third party logistics and warehousing provider in China to fulfill the majority of our worldwide sales. Prior to that, our shipments were mainly fulfilled by our contract manufacturers. Depending on the terms of our arrangements with the contract manufacturers, legal title to this inventory may belong to them or to us. We rely on this third party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. We also rely on our third party logistics and warehousing provider to efficiently manage and track the delivery of products from the warehouse. Further, we rely on our third party logistics provider to safeguard our inventory, which accounts for a vast majority of our inventory balance. If this service provider fails to safeguard and to accurately segregate and record our inventory or manage and track the delivery of products, the resulting product loss and/or administrative burden could have a material adverse effect on our business, operating results and financial condition.
Our third party logistics and warehousing provider in China may fail to deliver products to our customers in an accurate and timely manner, which could harm our reputation and operating results.
We rely on our third party logistics and warehousing provider in China to accurately deliver on a timely basis our products to our customers. However, due to factors out of our control, the third party logistics provider could fail to deliver the correct product or to deliver products in a timely manner. Any delay in delivery of our products or inaccurate delivery of our products to our customers could create dissatisfaction among our customers and harm our reputation. Such failure to deliver products to our customers in an accurate and timely manner could also have a material adverse effect on our business, operating results and financial condition.
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
We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 75%, 76% and 70% of our revenues in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.
Sale of certain of our products into Iran, Cuba, Syria, the Sudan and North Korea is restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components and may be exported from and outside the United States only with the required authorization or eligibility for a license exception. Until early 2010, we lacked sufficient familiarity with the export control and sanctions laws and their applicability to our products. Our lack of sufficient familiarity was largely due to our lean corporate infrastructure, the inexperience of our management team in these matters and the fact that our products are manufactured outside the United States and most of our products never enter the United States. In early 2010, as a result of diligence undertaken in connection with the Summit transaction, we learned that our products could not be sold, directly or indirectly, into Iran and other countries subject to a U.S. embargo and we learned that some of our products were listed on the Commerce Control List in the EAR, and require authorization from the BIS, prior to export. We then began to evaluate the export controls and sanctions applicable to our product sales and to take steps to comply with these laws. For instance, we revised our standard form distribution agreements to clearly articulate the restrictions imposed by export control and sanctions laws governing business with embargoed countries, disabled downloads of our software by users in these countries, and obtained the required Commodity Classification Rulings for our encryption products as required by the EAR. In February 2011, our Audit Committee retained outside counsel to conduct a review of our export control compliance and possible sales of our products by third persons to embargoed countries. This review was conducted to fully respond to and cooperate with a request for information from OEE, relating to two foreign companies and the export classification of our products and to ensure that we were in compliance with the export control and sanctions laws. The review was completed in April 2011 and we took the actions described below as a result of our review. In May 2011, we filed a disclosure report regarding our findings as a result of this review with OEE. In August 2011, we received a warning letter from the OEE indicating that the OEE had completed its investigation of us, was closing out the matter without issuing a penalty, had not referred the matters described below for criminal or administrative prosecution and closed the investigation of us. In June 2011, we also filed a voluntary self-disclosure with OFAC, the results of which are still pending.
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
From March 2010 until February 2011, we continued doing business with Distributor 1 under the amended distribution agreement. However, we now believe that Distributor 1 continued to sell our products into Iran after February 2010 and that we overlooked emails from Distributor 1 that included information about Distributor 1’s possible activities related to shipping our products to Iran. In February 2011, we suspended sales of our products to Distributor 1 due to the information learned during our export control review that indicated Distributor 1 may still be selling products into Iran. Also, during our investigation we learned that from December 2009 through February 2011, another distributor, Distributor 2, was selling our products to a company in Iran. At the time of these transactions, we did not have a distribution agreement with Distributor 2 and we had not specifically instructed Distributor 2 that our products could not be sold into Iran. Distributor 2, a distributor in Europe, received orders from an Iranian entity, placed those orders with us and instructed us to ship the products to a third party in the UAE. As such, we believed the products’ final destination was the UAE. Our records indicate that we may have made up to 13 shipments to Distributor 2 involving an aggregate value of approximately $340,000 that may have been resold into Iran during this time. Prior to February 2011, we had not previously notified Distributor 2 of our prohibition against sales of our products into Iran. In March 2011, upon learning that it was receiving orders from a company in Iran, we notified Distributor 2 that the end customer was in Iran and of our prohibition on sales to Iran and also entered into a distribution agreement with Distributor 2. The agreement contains clear language requiring compliance with the export control and economic sanctions laws. We continue to sell products to Distributor 2, as we believe this issue has been resolved and these sales did not represent a material portion of Distributor 2's business with us.
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
In May 2011, we filed a self-disclosure statement with the BIS and OEE. In June 2011 we filed a self-disclosure statement with OFAC, regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to both distributors. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation without penalty.
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
We have taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for approximately 99% of our distributor revenue in fiscal 2013. However we cannot be sure such actions will be effective. Additionally, our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Further, should our efforts to ensure our compliance with applicable export laws and regulations not be sufficient in preventing our distributors from distributing our products into a country subject to a U.S. embargo or otherwise violating applicable export laws and regulations in the future, we could be subject to government investigations or penalties in the future. Any such penalties, if they occur, may be more severe in light of our prior violations discussed above. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Section 404 of the Sarbanes-Oxley Act (”Section 404”) requires our management to furnish a report on, and our independent registered public accounting firm to attest to,  the effectiveness of our internal control over financial reporting. We have implemented an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant resources to Section 404 compliance.  This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual and interim financial statements will not be prevented or detected on a timely basis.  In the event that our management or our independent registered public accounting firm determine that our internal control over financial reporting contains a material weakness as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
Unfavorable tax law changes, an unfavorable government review of our tax returns, changes in our geographic earnings mix, or imposition of withholding taxes on repatriated earnings could adversely affect our effective tax rate and our operating results.
We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of June 30, 2013, we held $210.4 million of our $227.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.
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
We have substantially expanded our overall business, number of distributors and contract manufacturers, headcount and operations in recent periods. We have made investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in Lithuania and Taiwan. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our decision to operate with minimal infrastructure and low support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. As a result of our focus on managing our rapid growth, we may have not allocated sufficient resources to complying with applicable regulatory and other requirements, such as spectrum operating regulations, export and embargoed countries regulations and the United States Foreign Corrupt Practices Act ("FCPA"), and our development of infrastructure designed to identify and monitor our compliance with these regulatory and other compliance obligations is at an early stage. For example, in February 2011 we hired our first employee charged with complying with spectrum use requirements and we hired a chief counsel in May 2011 and a general counsel in March 2012. Although we have put certain policies and procedures in place in line with the establishment of a chief financial officer position, certain of these policies have been adopted and our procedures have changed and we have limited staff responsible for their implementation and enforcement. For example, we have put in place procedures to verify foreign buyers against U.S. disqualified persons lists and to identify the need for export licenses based on proposed bills of material for new products. Furthermore, our employees who have the most contact with our distributors or who are involved with order entry have attended training regarding export controls sponsored by the BIS. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our business and operating results will suffer.
A large percentage of our research and development operations are conducted in Taiwan, Lithuania, Illinois, New York and Russia, and our ability to introduce new products and support our existing products cost effectively depends on our ability to manage these disparate development sites successfully.
Our success depends on our ability to enhance current products and develop new products rapidly and cost effectively. We currently have a number of our research and development personnel in Taiwan, Lithuania, Illinois, New York and Russia. In addition to our corporate headquarters in California, we must successfully allocate product development activities across the various development centers and manage them in such a manner as to meet our time to market windows while maintaining product consistency and quality. We could incur unexpected costs or delays in product development at these remote facilities that could impair our ability to meet market windows or cause us to forego certain new product opportunities.

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
As of June 30, 2012 we had $29.6 million of debt related to a term loan with East West Bank. Additionally, in August 2012 we increased the term loan facility to $50.0 million and entered into a revolving line of credit for up to another $50.0 million from East West Bank and U.S. Bank under a new loan agreement which replaced our prior loan agreement with East West Bank. As of June 30, 2013, our balance outstanding under these facilities was $76.3 million.
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
A significant amount of our cash and cash equivalents are held in accounts of our subsidiaries outside the United States. If we are required to bring cash into the United States to meet our future funding obligations, we would have to pay the attendant high tax rates or seek other available funds.
We have significant operations outside the United States. As of June 30, 2013, we held $210.4 million of our $227.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. Although we believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations, our expenses in the United States could increase faster than expected. If these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to bring cash into the United States and pay the attendant high tax rates or seek other available funding sources which could negatively impact our operating results, financial condition or stock price.
Failure to comply with the FCPA, and similar laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.
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
Our products rely on the availability of unlicensed Radio Frequency ("RF") spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.
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
As of June 30, 2013 we had international operations in Hong Kong, Taiwan, China, Lithuania and Russia. We also sell to distributors outside the United States and for fiscal 2013, fiscal 2012 and fiscal 2011, our revenues from sales outside the United States were 75%, 76% and 70%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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
Our manufacturing capacity may be reduced or eliminated at one or more facilities because our manufacturing, assembly, testing and shipping contractors are all located in southern China, the majority of our products are shipped from China and we have research and development offices in Taiwan, China, Lithuania, Russia, New York, Illinois and California. Our principal executive offices are also located in California. The risk of earthquakes, typhoons and other natural disasters in these geographic areas is significant due to the proximity of major earthquake fault lines. Southern China and Taiwan are also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding or other natural disasters in California, southern China or Taiwan, or political unrest, war, labor strikes, work stoppages or public health crises, in countries where our or our contractors’ facilities are located could result in the disruption of our development, manufacturing, assembly, testing or shipping capacity. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing, assembly or testing from the affected contractor to another third party vendor or our research and development activities to another location. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.
New regulations or changes in existing regulations related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results, financial condition and future sales, and could place additional burdens on the operations of our business.
Products that involve electromagnetic emissions are subject to regulation in the United States and the other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of electromagnetic emissions standards. Member countries of the EU and other countries have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and we may be unable to ship our products or they may cost substantially more to produce, which would reduce our revenues and increase our cost of revenues.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in San Jose, California under a building lease which we entered into in December 2011. The lease term is from April 1, 2012 through June 30, 2017. The premises consist of 64,512 rentable square feet of space. We incur costs related to additional properties around the world and within the facilities of certain suppliers for use as research and development facilities, sales and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our hardware. For our research and development and sales and support personnel, we also have leased offices in Taipei, Taiwan, Shanghai, China, Kaunas, Lithuania, Moscow, Russia, New York, New York, Barrington, Illinois and Los Angeles, California. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.
Item 3. Legal Proceedings
Intellectual Property
We are subject to, and may in the future be subject to legal proceedings and claims in the ordinary course of business regarding the rights and use of our intellectual property. We have received, and may in the future receive, claims from third parties alleging infringement of their intellectual property rights and requests for indemnification from our business partners or purchasers of our products arising out of third-party infringement claims. Future litigation may be necessary to defend ourselves, our partners and customers and our wireless carriers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.
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

Export Compliance
In January 2011, OEE contacted us to request that we provide information related to our relationship with a logistics company in the UAE and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. It was in the course of this review that we identified the Iranian sales of Distributor 1 after February 2010 and the Iranian sales of Distributor 2. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our current system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 75%, 76% and 70% of our revenues in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”
In May 2011, we filed a self-disclosure statement with the BIS and OEE. In June 2011 we filed a self-disclosure statement with OFAC, regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to both distributors. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation without penalty.
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
We have taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for approximately 99% of our distributor revenue in fiscal 2012. However we cannot be sure such actions will be effective. Additionally, our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Further, should our efforts to ensure our compliance with applicable export laws and regulations not be sufficient in preventing our distributors from distributing our products into a country subject to a U.S. embargo or otherwise violating applicable export laws and regulations in the future, we could be subject to government investigations or penalties in the future. Any such penalties, if they occur, may be more severe in light of our prior violations discussed above. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against us, certain of our officers and directors and the underwriters of our initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased our common stock between October 14, 2011 and August 9, 2012 and/or acquired our stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit versions of our products. The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys’ fees and costs. On March 26, 2013 we filed a motion to dismiss the complaint. On April 30, 2013, the plaintiffs filed an opposition to our motion to dismiss. On August 27, 2013, the court held a hearing on the motion to dismiss.
We believe that the allegations in the consolidated complaint are without merit and intend to vigorously contest the litigation. However, there can be no assurance that we will be successful in our defense. Because the case is at a very early stage, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
Other
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Except as described above, we are not currently party to any litigation that we expect to be material; however, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims, or indemnify third parties, any of which could materially impact our results.

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

	Year Ended June 30, 2013
	High	Low
First Quarter	$15.26	$7.80
Second Quarter	$13.15	$9.97
Third Quarter	$16.66	$11.39
Fourth Quarter	$20.89	$12.81
As of September 9, 2013, the number of record holders of our common stock was 15. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph
The following graph compares, for the period between October 14, 2011 (the date of our initial public offering) and June 30, 2013, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on October 14, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*
Among Ubiquiti Networks, Inc., the NASDAQ Composite Index, and the NASDAQ Computer Index

*$100 invested on 10/14/11in stock or 9/30/11 in index, including reinvestment of dividends. Fiscal year ending June 30.

Dividends

On December 14, 2012, the Company announced that its Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012. However, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the fiscal years ended June 30, 2013, 2012 and 2011 and the consolidated balance sheet data as of June 30, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2010 and 2009 and the consolidated balance sheet data as of June 30, 2011, 2010 and 2009 are derived from our audited consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2013	2012	2011	2010	2009
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues	$320,823	$353,517	$197,874	$136,952	$63,121
Cost of revenues(1)	185,489	202,514	117,062	82,404	37,181
Gross profit	135,334	151,003	80,812	54,548	25,940
Operating expenses:
Research and development(1)	20,955	16,699	11,374	31,704	5,166
Sales, general and administrative(1)(2)(3)	21,775	9,012	7,358	18,162	2,946
Total operating expenses	42,730	25,711	18,732	49,866	8,112
Income from operations	92,604	125,292	62,080	4,682	17,828
Interest income (expense) and other, net	(851)	(1,269)	79	581	118
Income before provision for income taxes	91,753	124,023	62,159	5,263	17,946
Provision for income taxes	11,263	21,434	12,432	10,719	8,057
Net income and comprehensive income (loss)	80,490	102,589	49,727	(5,456)	9,889
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	(112,431)	(42,068)	(1,436)	—
Less allocation of net income to participating preferred stockholders	—	—	(2,784)	—	—
Net income (loss) attributable to common stockholders—basic	80,490	(9,842)	4,875	(6,892)	9,889
Undistributed earnings re-allocated to common stockholders	—	—	103	—	—
Net income (loss) attributable to common stockholders—diluted	$80,490	$(9,842)	$4,978	$(6,892)	$9,889
Net income (loss) per share of common stock:
Basic	$0.91	$(0.12)	$0.08	$(0.08)	$0.10
Diluted	$0.89	$(0.12)	$0.07	$(0.08)	$0.09
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	88,314	83,460	63,092	88,972	101,687
Diluted	90,259	83,460	66,907	88,972	105,585
Cash dividends declared per common share	$0.18	$—	$—	$—	$—
(1) Includes stock-based compensation as follows:
Cost of revenues	$446	$117	$30	$124	$5
Research and development	1,433	542	285	26,221	315
Sales, general and administrative	1,497	834	637	9,814	185
Total stock-based compensation	$3,376	$1,493	$952	$36,159	$505
(2) Includes a charge for an export compliance matter as follows:	$—	$—	$—	$1,625	$—
(3) Includes gain from a trademark coexistence agreement as follows:	$—	$(1,500)	$—	$—	$—

	June 30,
In thousands	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$227,826	$122,060	$76,361	$28,415	$13,674
Working capital	224,053	155,462	90,301	55,003	20,723
Total assets	292,340	213,736	131,678	82,090	26,673
Debt – long-term	71,116	22,623	—	—	—
Redeemable convertible preferred stock	—	—	145,847	106,781	—
Common stock and additional paid-in capital	135,069	129,073	608	2,057	1,584
Treasury stock	(123,864)	(69,515)	(69,515)	(62,268)	—
Total stockholders’ equity (deficit)	147,436	130,951	(53,872)	(52,835)	18,115

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Ubiquiti Networks develops high performance networking technology for service providers and enterprises. Our technology platforms focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. This differentiated business model, combined with our innovative proprietary technologies, has resulted in an attractive alternative to traditional high touch, high-cost providers, allowing us to advance the market adoption of our platforms for ubiquitous connectivity.
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, and machine-to-machine communication components. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is a critical element of our business strategy as it enables us to drive:

•
Rapid customer and community driven product development. We have an active, loyal community built from our customers that we believe is a sustainable competitive advantage. Our solutions benefit from the active engagement between the Ubiquiti Community and our development engineers throughout the product development cycle, which eliminates long and expensive multistep internal processes and results in rapid introduction and adoption of our products. This approach significantly reduces our development costs and time to market.

•
Scalable sales and marketing model. We do not currently have, nor do we plan to hire, a direct sales force, but instead utilize the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness of our brand and products. Word of mouth referrals from the Ubiquiti Community generate high quality leads for our distributors at relatively little cost.

•
Self-sustaining product support. The engaged members of the Ubiquiti Community have enabled us to foster a large, cost efficient, highly-scalable and, we believe, self-sustaining mechanism for rapid product support and dissemination of information.

By reducing the cost of development, sales, marketing and support we are able to eliminate traditional business model inefficiencies and offer innovative solutions with disruptive price performance characteristics to our customers.
For the years ended June 30, 2013, 2012 and 2011, our revenue was $320.8 million, $353.5 million and $197.9 million, respectively. In the same periods, we generated a net income of $80.5 million, $102.6 million and $49.7 million, respectively. In this Annual Report on Form 10-K we refer to the fiscal years ended June 30, 2013, 2012 and 2011 as fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
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
We classify our revenues into three product categories: systems, embedded radios and antennas/other.

•	Systems consists of three product categories:

▪	Our proprietary airMAX platform products for network operators and service providers;

▪	Our new platform products which include significant platforms introduced in late fiscal 2011 and during 2012 which includes the UniFi, airVision and airFiber, mFi and EdgeMAX platforms; and

▪	Other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”).

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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 98%, 98% and 97% of our revenues in the years ended June 30, 2013, 2012 and 2011, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.
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
In addition to utilizing contract manufacturers, we outsource our logistics warehousing and order fulfillment functions, which are located primarily in China, and to a lesser extent, Taiwan. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
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

•
Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations.

Deferred Revenues and Costs
In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. As of June 30, 2013, $2.2 million of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured. The related deferred cost of revenues balance was $1.2 million as of June 30, 2013. At June 30, 2012, we did not have any revenue deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of June 30, 2013 and 2012, we had deferred revenues of $1.0 million and $805,000 respectively, related to these obligations.
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
For our sales, evidence of the arrangement consists of an order from a customer. We consider delivery to have occurred once our products have been shipped and title and risk of loss have been transferred. For our sales, these criteria are met at the time the products are transferred to the customer's shipping agent. Our arrangements with customers do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

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
Inventory
Our inventories are primarily raw materials, which we have consigned to our contract manufacturers, and to a lesser extent, finished goods. Our inventories are stated at the lower of cost or market value on a first-in, first-out basis. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

Product Warranties
We offer warranties on certain products and record a liability for the estimated future costs associated with potential warranty claims. These warranty costs are reflected in our consolidated statement of operations and comprehensive income within cost of revenues. Our warranties are in effect for 12 months from the distributors’ purchase date of the product. Our estimates of future warranty costs are largely based on historical experience of product failure rates, material usage and service delivery costs incurred in correcting product failures. Our operating results could be materially and adversely affected if future warranty claims exceed historical experiences and we are not able to recover costs from our contract manufacturers.

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
Stock-based Compensation
We record stock-based awards at fair value as of the grant date and recognize expense ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. Restricted stock units are valued based on the fair value of our common stock on the date of grant. Since our initial public offering on October 14, 2011, the fair value of our common stock is determined using the closing market price of our common stock as of the date of grant.

Results of Operations
Comparison of Years June 30, 2013 and 2012

	Years Ended June 30,
	2013		2012
	(In thousands, except percentages)
Revenues	$320,823	100%	$353,517	100%
Cost of revenues(1)	185,489	58%	202,514	57%
Gross profit	135,334	42%	151,003	43%
Operating expenses:
Research and development(1)	20,955	6%	16,699	5%
Sales, general and administrative(1)(2)	21,775	7%	9,012	3%
Total operating expenses	42,730	13%	25,711	8%
Income from operations	92,604	29%	125,292	35%
Interest expense and other, net	(851)	*	(1,269)	*
Income before provision for income taxes	91,753	29%	124,023	35%
Provision for income taxes	11,263	4%	21,434	6%
Net income and comprehensive income	$80,490	25%	$102,589	29%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$446		$117
Research and development	1,433		542
Sales, general and administrative	1,497		834
Total stock-based compensation	$3,376		$1,493
(2) Includes a gain from a trademark coexistence agreement as follows:	$—		$(1,500)
Revenues
Revenues decreased $32.7 million, or 9%, from $353.5 million in fiscal 2012 to $320.8 million in fiscal 2013. We believe the overall decrease in revenues in fiscal 2013 was primarily driven by lost sales, predominantly during the first nine months of fiscal 2013 due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues during the first nine months of fiscal 2013. This has had the most significant impact on our airMAX platform which decreased $21.1 million in fiscal 2013 compared to fiscal 2012.
In fiscal 2013, revenues from Flytec represented 13% of our revenues. In fiscal 2012, revenues from Flytec and Streakwave represented 16% and 10% of our revenues, respectively. No other distributor or customer represented more than 10% of our revenues in fiscal 2013 or fiscal 2012.

Revenues by Product Type

	Years Ended June 30,
	2013		2012
	(in thousands, except percentages)
airMAX	$202,599	63%	$223,743	63%
New platforms	53,868	17%	29,465	8%
Other systems	18,190	6%	52,086	15%
Systems	274,657	86%	305,294	86%
Embedded radio	6,889	2%	10,056	3%
Antennas/other	39,277	12%	38,167	11%
Total revenues	$320,823	100%	$353,517	100%

Systems revenues decreased $30.6 million, or 10%, from $305.3 million in fiscal 2012 to $274.7 million in fiscal 2013. As noted above, we believe the decrease in systems revenues was primarily driven by lost sales due to the proliferation of counterfeit versions of our products, in particular our airMAX product line. The decrease in our airMAX product line was partially offset by increased sales in our new platforms category, which includes platforms introduced since late fiscal 2011. Our new platforms contributed $53.9 million and $29.5 million of revenue during fiscal 2013 and 2012, respectively. Our other systems revenue decreased $33.9 million during fiscal 2013 as compared to fiscal 2012 due to our December 2011 quarter including a large order to a single direct customer and further adoption of our airMax solutions in 2013. We anticipate that our other systems products will decline in future periods as sales of these products are outpaced by airMax and new platform products.
Embedded radio revenues decreased $3.2 million, or 31%, from $10.1 million in fiscal 2012 to $6.9 million in fiscal 2013. We anticipate that embedded radio products will decline as a percentage of revenues in future periods as sales of these legacy products are outpaced by sales of systems products.
Antennas/other revenues increased $1.1 million, or 3% from $38.2 million in fiscal 2012 to $39.3 million in fiscal 2013. The increase in antennas/other revenues during fiscal 2013 was due primarily to continued expansion of core infrastructure build-outs in our wireless markets. We anticipate that antenna/other revenues will continue to increase in absolute dollars in future periods but will decline as a percentage of total revenues due to more rapid growth of systems revenues.

Revenues by Geography

We generally forward products directly from our manufacturers to our customers via logistics distribution hubs in Asia.  Beginning in the quarter ended December 31, 2012, our products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, our products were predominantly delivered to our customers through distribution hubs in Hong Kong.  Our logistics provider, in turn, ships to other locations throughout the world. We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. We believe the decline in revenues in all regions, and most significantly in South America, during the fiscal year ended June 30, 2013 as compared to June 30, 2012 was primarily driven by the proliferation of counterfeit versions of our products, which has also created customer uncertainty regarding the authenticity of their potential purchases. The following are our revenues by geography for fiscal 2013 and fiscal 2012 (in thousands, except percentages):

	Years Ended June 30,
	2013		2012
North America(1)	$84,820	26%	$88,309	25%
South America	65,764	21%	88,325	25%
Europe, the Middle East and Africa	127,860	40%	130,494	37%
Asia Pacific	42,379	13%	46,389	13%
Total revenues	$320,823	100%	$353,517	100%

(1)	Revenue for the United States was $80.6 million and $84.3 million in fiscal 2013 and fiscal 2012, respectively.
Cost of Revenues and Gross Profit
Cost of revenues decreased $17.0 million, or 8%, from $202.5 million in fiscal 2012 to $185.5 million in fiscal 2013. The decreases in cost of revenues in fiscal 2013 was primarily due to decreased revenues and to a lesser extent, changes in product mix.
Gross profit as a percentage of revenue decreased to 42% in fiscal 2013 compared to 43% in fiscal 2012. The decrease in gross profit percentage in the fiscal 2013 reflects increases in variable operating costs and changes in product mix.
Operating Expenses
Research and Development
Research and development expenses increased $4.3 million, or 25%, from $16.7 million in fiscal 2012 to $21.0 million in fiscal 2013. As a percentage of revenues, research and development expenses increased from 5% in fiscal 2012 to 6% in fiscal 2013. The increase in research and development expenses in absolute dollars was largely due to increases in headcount and facilities related costs as we broadened our research and development activities to new product areas. As a percentage of revenues, research and development expenses increased in both periods primarily due to our overall decrease in revenues. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $12.8 million, or 142%, from $9.0 million in fiscal 2012 to $21.8 million in fiscal 2013. As a percentage of revenues, sales, general and administrative expenses increased from 3% in fiscal 2012 to 7% in fiscal 2013. Sales, general and administrative expenses increased in absolute dollars and as a percentage of revenue due largely to increased legal expenses of $4.3 million, primarily associated with our anti-counterfeiting litigation, increased professional fees of $2.0 million, primarily related to the ancillary support of certain management functions, increases in headcount and related salaries of $1.0 million. Additionally, in fiscal 2012 we recorded a gain of $1.5 million from a trademark coexistence agreement within sales, general and administrative expenses. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to growth in headcount to support our business and operations and the need to build and protect our intellectual property rights worldwide.
Interest Expense and Other, Net
Interest expense and other, net was $851,000 for fiscal 2013, representing a decrease of $418,000 from $1.3 million for fiscal 2012. The decrease in fiscal 2013 as compared to fiscal 2012 was primarily due to the additional interest coupon on our convertible subordinated promissory notes issued as part of the repurchase of Series A convertible preferred stock from entities affiliated with Summit Partners, L.P. in July 2011. The convertible subordinated promissory notes were repaid in full in October 2011. Interest expense during fiscal 2013 consisted primarily of interest related to our term loan and credit facility borrowings with East West Bank.
Provision for Income Taxes

Our provision for income taxes decreased $10.2 million, or 47%, from $21.4 million for fiscal 2012 to $11.3 million for fiscal 2013. Our effective tax rate decreased to 12% for fiscal 2013 as compared to 17% fiscal 2012. The decrease in our effective tax rate was primarily due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 ("the Act") was signed into law. One of the provisions of the Act provides a retroactive extension of the research and experimentation tax credit ("R&D credit") through December 31, 2013, which had expired on December 31, 2011. We recognized a tax benefit of $539,000 during the third quarter of fiscal 2013 as a result of the retroactive extension of the R&D credit.

Comparison of Years Ended June 30, 2012 and 2011

	Years Ended June 30,
	2012		2011
	(In thousands, except percentages)
Revenues	$353,517	100%	$197,874	100%
Cost of revenues(1)	202,514	57%	117,062	59%
Gross profit	151,003	43%	80,812	41%
Operating expenses:
Research and development(1)	16,699	5%	11,374	6%
Sales, general and administrative(1)(2)	9,012	3%	7,358	4%
Total operating expenses	25,711	8%	18,732	10%
Income from operations	125,292	35%	62,080	31%
Interest income (expense) and other, net	(1,269)	*	79	*
Income before provision for income taxes	124,023	35%	62,159	31%
Provision for income taxes	21,434	6%	12,432	6%
Net income and comprehensive income	$102,589	29%	$49,727	25%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$117		$30
Research and development	542		285
Sales, general and administrative	834		637
Total stock-based compensation	$1,493		$952
(2) Includes a gain from a trademark coexistence agreement as follows:	$(1,500)		$—
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
Revenues by Geography
During fiscal 2012 and 2011, we generally delivered product directly from our manufacturers to freight companies in Hong Kong, which have been retained by our customers and who in turn ship to other locations throughout the world. We have determined the geographical distribution of our product revenues based on ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, as the ultimate destinations are difficult to ascertain. The increase in revenues in absolute dollars across all regions was primarily driven by the success of our systems products, most notably our airMAX product line.
The following are our revenues by geography for fiscal 2012 and fiscal 2011:

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
Sales, General and Administrative
Sales, general and administrative expenses increased $1.7 million, or 22%, from $7.4 million in fiscal 2011 to $9.0 million in fiscal 2012. As a percentage of revenues, sales, general and administrative expenses decreased from 4% in fiscal 2011 to 3% in fiscal 2012. Sales, general and administrative expenses increased slightly due to increased personnel costs and increased costs associated with our being, and the preparation to be, a public company. However, as a percentage of revenues sales, general and administrative expenses decreased slightly due to our overall revenue growth. Additionally, during fiscal 2012 we had a gain of $1.5 million related to a trademark coexistence agreement which the Company included as a reduction to its general and administrative expenses.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. We had cash and cash equivalents of $227.8 million, $122.1 million and $76.4 million at June 30, 2013, 2012 and 2011, respectively.

Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$131,891	$81,788	$62,842
Net cash used in investing activities	(5,363)	(3,310)	(479)
Net cash used in financing activities	(20,762)	(32,779)	(14,417)
Net increase in cash and cash equivalents	$105,766	$45,699	$47,946
Cash Flows from Operating Activities
Net cash provided by operating activities in the fiscal 2013 of $131.9 million consisted primarily of net income of $80.5 million and net changes in operating assets and liabilities that resulted in net cash inflows of $45.9 million. These changes consisted primarily of a $38.7 million decrease in accounts receivable due to improved cash collections, a $10.2 million increase in accounts payable and accrued liabilities due to the timing of payments with our vendors, a $9.0 million increase in inventory due to increased inventory on hand as a result of a transition to a third-party logistics provider during December

2012, a $6.6 million increase in taxes payable due the timing of federal tax payments, a $1.9 million increase in prepaid expenses and other current assets due to an increase in overall business activity and a $1.2 million increase in deferred revenues and related costs. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for doubtful accounts and write-downs for inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $5.5 million.
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
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for fiscal 2013, fiscal 2012 and fiscal 2011 were $4.1 million, $3.3 million and $479,000, respectively. Additionally, we had cash outflows related to intangible assets of $1.2 million during fiscal 2013, consisting primarily of legal costs associated with the application for, and registrations of, our patents and trademarks.
Cash Flows from Financing Activities
We used $20.8 million of cash in financing activities during fiscal 2013. On August 7, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement replaced the EWB Loan Agreement discussed below. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). We may request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility, bringing the total borrowed to $50.0 million, to partially fund our common stock repurchase program. No borrowings remain available under the Term Loan Facility. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, we borrowed an additional $20.0 million under the Revolving Credit Facility to fund our special cash dividend. An additional $20.0 million remains available for borrowing under the Revolving Credit Facility.
The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries' ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of our or its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of June 30, 2013, we were in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and minimum level of liquidity requirements.
On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced August 13, 2012. During fiscal 2013 we repurchased 5,159,050 shares for a total cost of $54.4 million.

On December 14, 2012, we announced that our Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012. We do not anticipate paying any cash dividends in the foreseeable future.

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
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of June 30, 2013, we held $210.4 million of our $227.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
On June 18, 2013, we completed a secondary offering of 7,031,464 shares of common stock at an offering price of $16.00 per share, which included 531,464 shares sold in connection with the partial exercise of the option to purchase additional shares granted to the underwriters. All of the shares sold in the offering were sold by our existing stockholders, including entities affiliated with Summit Partners, L.P., and our chief executive officer, Robert J. Pera. We did not sell any shares in the offering, and as such, we did not receive any proceeds from the offering.
We believe that the combination of our existing United States cash and cash equivalent balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations.
Stock Split
In October 2011, we completed a 2.5 for one forward stock split of our common and preferred stock. All share and per share information set forth herein has been retroactively adjusted to reflect the split.
Contractual Obligations and Off-Balance Sheet Arrangements
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2017.

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
The following table summarizes our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$1,743	$3,317	$1,222	$—	$6,282
Debt payment obligations	5,000	46,250	25,000	—	76,250
Interest payments on debt payment obligations	1,859	2,765	657	—	5,281
Total	$8,602	$52,332	$26,879	$—	$87,813
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
As of June 30, 2013, we had gross unrecognized tax benefits of $11.5 million and an additional $580,000 for gross interest classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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

While we have taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for approximately 99% of our distributor revenue in fiscal 2013. However we cannot be sure such actions will be effective. Additionally, our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations would be materially negatively impacted.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2013 or 2012.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at June 30, 2013.
Off-Balance Sheet Arrangements
As of June 30, 2013 and 2012, we had no off-balance sheet arrangements other than those indemnification agreements described above.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a new operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance will become effective for us on July 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist as of the effective date with retrospective application permitted. We are currently assessing the impact of this new guidance.
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
Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes and other special charges and credits. Additionally, in fiscal 2012 we had a gain of $1.5 million from a trademark coexistence agreement. Management believes these Non-GAAP financial measures provide meaningful supplemental information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

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

The following table shows our Non-GAAP financial measures:

	Years Ended June 30,
	2013	2012	2011
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$82,515	$102,585	$50,298
Non-GAAP diluted net income per share of common stock	$0.91	$1.09	$0.49
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

The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Years Ended June 30,
	2013	2012	2011
	(In thousands, except per share amounts)
Net income and comprehensive income	$80,490	$102,589	$49,727
Stock-based compensation:
Cost of revenues	446	117	30
Research and development	1,433	542	285
Sales, general and administrative	1,497	834	637
Gain from a trademark coexistence agreement	—	(1,500)	—
Tax effect of non-GAAP adjustments	(1,351)	3	(381)
Non-GAAP net income and comprehensive income	$82,515	$102,585	$50,298
Non-GAAP diluted net income per share of common stock (1)	$0.91	$1.09	$0.49
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock (1)	90,259	93,762	102,942

(1)
Non-GAAP diluted net income per share of common stock is calculated using non-GAAP net income and comprehensive income excluding stock-based compensation and a gain from a trademark coexistence agreement, net of taxes and weighted-average shares outstanding as if Series A preferred stock is treated as common stock for the periods presented.

The following table shows a reconciliation of weighted-average shares used in computing net income (loss) per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Weighted average shares used in computing net loss per share of common stock- diluted	90,259	83,460	66,907
Weighted average dilutive effect of stock options and restricted stock units	—	2,695	—
Weighted average shares of Series A preferred stock outstanding	—	7,607	36,035
Weighted-average shares used in computing non-GAAP diluted income per share of common stock	90,259	93,762	102,942
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. The loans bear interest, at our option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (at our election for a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on our debt service coverage ratio for the most recently ended fiscal quarter. The base rate is the highest of (i) East West Bank’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, or (iii) the LIBOR rate plus a margin equal to 1.00%. Based on a sensitivity analysis, as of June 30, 2013, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income provision for before income taxes in excess of $1.0 million over the next 12 months.
We had cash and cash equivalents of $227.8 million and $122.1 million as of June 30, 2013 and 2012, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the fiscal year ended June 30, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.
Item 8. Financial Statements and Supplementary Data
The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies.”

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)     1. Financial Statements
The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 63 of this Form 10-K.
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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

10.6#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.7#	Employment Agreement, dated as of March 19, 2012, between Ubiquiti Networks, Inc. and Jessica Zhou.	10-K	10.8	September 28, 2012

10.8	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.9	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.10	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.11†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.12	Loan and Security Agreement, dated as of September 15, 2011, between Ubiquiti Networks, Inc. and East West Bank.	S-1	10.14	September 16, 2011

10.13	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.14	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.15	Loan and Security Agreement, dated as of August 7, 2012, by and among Ubiquiti Networks, Inc., the lenders from time to time party thereto, U.S. Bank, as Syndication Agent, and East West Bank, as Administrative Agent	8-K	10.1	August 13, 2012

10.16	Non-Residential Premises Lease Agreement, dated as of July 10, 2013, between Ubiquiti Networks Europe and BUAB Apskaitos etika.

10.17	Retention Agreement by and between the Registrant and John Ritchie dated December 21, 2012.	10-Q	10.1	February 8, 2013

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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
Date: September 13, 2013

Ubiquiti Networks, Inc.

/s/ Robert J. Pera
Robert J. Pera Chief Executive Officer and Director (Principal Executive Officer)

/s/ Craig L. Foster
Craig L. Foster Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Pera and Craig L. Foster and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2013

/s/ Craig L. Foster Craig L. Foster	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2013

/s/ Peter Y. Chung Peter Y. Chung	Director	September 13, 2013

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	September 13, 2013

/s/ John L. Ocampo John L. Ocampo	Director	September 13, 2013

/s/ Robert M. Van Buskirk Robert M. Van Buskirk	Director	September 13, 2013

/s/ Ronald A. Sege Ronald A. Sege	Director	September 13, 2013

UBIQUITI NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ubiquiti Networks, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ubiquiti Networks, Inc. and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
/s/ PricewaterhouseCoopers LLP
San Jose, California
September 13, 2013

UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$227,826	$122,060
Accounts receivable, net of allowance for doubtful accounts of $2,200 and $1,266, respectively	35,884	75,644
Inventories	15,880	7,734
Current deferred tax asset	733	882
Prepaid expenses and other current assets	3,151	1,577
Total current assets	283,474	207,897
Property and equipment, net	5,976	4,471
Long-term deferred tax asset	4	232
Other long–term assets	2,886	1,136
Total assets	$292,340	$213,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,187	$26,450
Customer deposits	5,123	235
Deferred revenues - short-term	691	805
Income taxes payable	1,257	946
Debt - short-term	5,013	6,968
Other current liabilities	11,150	17,031
Total current liabilities	59,421	52,435
Long-term taxes payable	11,857	7,727
Debt - long-term	71,116	22,623
Deferred revenues - long-term	2,510	—
Total liabilities	144,904	82,785
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
87,213,803 and 92,049,978 outstanding at June 30, 2013 and June 30, 2012, respectively	87	92
Additional paid–in capital	134,982	128,981
Treasury stock—44,238,960 and 39,079,910 shares held in treasury at June 30, 2013 and June 30, 2012, respectively	(123,864)	(69,515)
Retained earnings	136,231	71,393
Total stockholders’ equity	147,436	130,951
Total liabilities and stockholders’ equity	$292,340	$213,736
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2013	2012	2011
Revenues	$320,823	$353,517	$197,874
Cost of revenues	185,489	202,514	117,062
Gross profit	135,334	151,003	80,812
Operating expenses:
Research and development	20,955	16,699	11,374
Sales, general and administrative	21,775	9,012	7,358
Total operating expenses	42,730	25,711	18,732
Income from operations	92,604	125,292	62,080
Interest income (expense) and other, net	(851)	(1,269)	79
Income before provision for income taxes	91,753	124,023	62,159
Provision for income taxes	11,263	21,434	12,432
Net income and comprehensive income	$80,490	$102,589	$49,727
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	(112,431)	(42,068)
Less allocation of net income to participating preferred stockholders	—	—	(2,784)
Net income (loss) attributable to common stockholders—basic	$80,490	$(9,842)	$4,875
Undistributed earnings re-allocated to common stockholders	—	—	103
Net income (loss) attributable to common stockholders—diluted	$80,490	$(9,842)	$4,978
Net income (loss) per share of common stock:
Basic	$0.91	$(0.12)	$0.08
Diluted	$0.89	$(0.12)	$0.07
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	88,314	83,460	63,092
Diluted	90,259	83,460	66,907
Cash dividends declared per common share	$0.18	$—	$—
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balances at June 30, 2010	36,034,630	$106,781	65,585,680	$66	$1,991	(36,104,320)	$(62,268)	$7,376	$(52,835)
Net income and comprehensive income	—	—	—	—	—	—	—	49,727	49,727
Accretion of costs of Series A convertible preferred stock	—	37,735	—	—	—	—	—	(37,735)	(37,735)
Repurchase of common stock	—	—	(2,975,590)	(3)	—	(2,975,590)	(7,247)	—	(7,250)
Preferred stock cumulative dividend	—	4,333	—	—	—	—	—	(4,333)	(4,333)
Payment of preferred stock cumulative dividend	—	(3,002)	—	—	—	—	—	—	—
Restricted stock units issued, net of tax withholdings	—	—	75,865	—	(252)	—	—	—	(252)
Option cancellations and repurchases	—	—	—	—	(2,146)	—	—	—	(2,146)
Stock-based compensation expense	—	—	—	—	952	—	—	—	952
Balances at June 30, 2011	36,034,630	145,847	62,685,955	63	545	(39,079,910)	(69,515)	15,035	(53,872)
Net income and comprehensive income	—	—	—	—	—	—	—	102,589	102,589
Accretion of costs of Series A convertible preferred stock	—	111,535	—	—	(65,632)	—	—	(45,903)	(111,535)
Repurchase of Series A convertible preferred stock	(12,041,701)	(108,000)	—	—	—	—	—	—	—
Preferred stock cumulative dividend	—	896	—	—	(568)	—	—	(328)	(896)
Conversion of preferred stock into common stock in conjunction with initial public offering	(23,992,929)	(150,278)	23,992,929	24	150,254	—	—	—	150,278
Issuance of common stock pursuant to initial public offering, net of offering expenses	—	—	2,395,328	2	30,450	—	—	—	30,452
Stock options exercised	—	—	2,885,470	3	808	—	—	—	811
Restricted stock units issued, net of tax withholdings	—	—	90,296	—	(1,390)	—	—	—	(1,390)
Stock-based compensation expense	—	—	—	—	1,493	—	—	—	1,493
Tax impact of employee stock transactions	—	—	—	—	13,021	—	—	—	13,021
Balances at June 30, 2012	—	—	92,049,978	92	128,981	(39,079,910)	(69,515)	71,393	130,951
Net income and comprehensive income	—	—	—	—	—	—	—	80,490	80,490
Stock options exercised	—	—	266,558	—	635	—	—	—	635
Restricted stock units issued, net of tax withholdings	—	—	56,317	—	(214)	—	—	—	(214)
Common stock repurchased	—	—	(5,159,050)	(5)	—	(5,159,050)	(54,349)	—	(54,354)
Dividends paid on common stock	—	—	—	—	—	—	—	(15,652)	(15,652)
Tax impact of employee stock transactions	—	—	—	—	2,204	—	—	—	2,204
Stock-based compensation expense	—	—	—	—	3,376	—	—	—	3,376
Balances at June 30, 2013	—	$—	87,213,803	$87	$134,982	(44,238,960)	$(123,864)	$136,231	$147,436
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income and comprehensive income	$80,490	$102,589	$49,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,963	602	213
Provision for inventory obsolescence	850	195	198
Deferred taxes	377	(897)	(1,163)
Excess tax benefit from employee stock-based awards	(2,323)	(13,794)	—
Stock-based compensation	3,376	1,493	952
Loss on disposal of fixed assets	150	—	—
Provision for doubtful accounts	1,096	815	(200)
Changes in operating assets and liabilities:
Accounts receivable	38,664	(36,648)	(5,864)
Inventories	(8,996)	(2,266)	(1,058)
Deferred cost of revenues	(1,185)	881	5,023
Prepaid expenses and other assets	(1,858)	3,660	(715)
Accounts payable	9,725	11,692	9,077
Taxes payable	6,645	9,539	1,292
Deferred revenues	2,396	(929)	(5,833)
Accrued liabilities and other	521	4,856	11,193
Net cash provided by operating activities	131,891	81,788	62,842
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(5,363)	(3,310)	(479)
Net cash used in investing activities	(5,363)	(3,310)	(479)
Cash Flows from Financing Activities:
Proceeds from term loan, net	20,833	34,813	—
Repayments on term loan balance	(4,333)	(5,250)	—
Proceeds from credit facility	30,000	—	—
Repurchases of common stock and outstanding awards	(54,354)	—	(9,648)
Payment of special common stock dividend	(15,652)	—	—
Repurchase of Series A convertible preferred stock	—	(108,000)	—
Issuance of convertible subordinated promissory notes	—	68,000	—
Payment of convertible subordinated promissory notes	—	(68,000)	—
Proceeds from shares issued in initial public offering, net of offering costs	—	32,443	—
Proceeds from exercise of stock options	635	811	—
Payment of deemed dividend on Series A convertible preferred stock	—	—	(3,002)
Excess tax benefit from employee stock-based awards	2,323	13,794	—
Tax withholdings related to net share settlements of restricted stock units	(214)	(1,390)	—
Payment of deferred offering costs	—	—	(1,767)
Net cash used in financing activities	(20,762)	(32,779)	(14,417)
Net increase in cash and cash equivalents	105,766	45,699	47,946
Cash and cash equivalents at beginning of period	122,060	76,361	28,415
Cash and cash equivalents at end of period	$227,826	$122,060	$76,361
Supplemental Disclosure of Cash Flow Information:
Income Taxes paid	$4,095	$6,211	$12,141
Interest paid	$1,699	$689	$—
Conversion of preferred stock into common stock in conjunction with initial public offering	$—	$150,278	$—
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
On June 18, 2013, the Company completed a secondary offering of 7,031,464 shares of common stock at an offering price of $16.00 per share, which included 531,464 shares sold in connection with the partial exercise of the option to purchase additional shares granted to the underwriters. All of the shares sold in the offering were sold by existing stockholders of the Company, including entities affiliated with Summit Partners, L.P., and the Company's chief executive officer, Robert J. Pera. No shares were sold by the Company in the offering, and as such, the Company did not receive any proceeds from the offering.
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2013, 2012 and 2011 as fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Ubiquiti and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in Lithuania and Hong Kong. The Company’s Hong Kong subsidiary also operates a branch office in Taiwan. All intercompany transactions and balances have been eliminated.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, inventory valuation, warranty costs, stock-based compensation, income taxes, and commitments and contingencies, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Segments
Management has determined that it operates as one reportable and operating segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker. See Note 13.

Recognition of Revenues
Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied post contract customer support (“PCS”). The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where the Company lacks evidence that collectability of the resulting receivable is reasonably assured, it defers recognition of revenue until the receipt of cash. At June 30, 2013 and 2012, $3.2 million and $805,000, respectively, of revenues were deferred. The related deferred cost of revenues balance was $1.2 million as of June 30, 2013.
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

The Company has allocated revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices, which currently is two years. At June 30, 2013, $1.0 million of revenue was deferred in this way, of which $691,000 was classified as a current liability on the Company's balance sheet with the remainder classified as a long-term liability. At June 30, 2012, $805,000 of revenue was deferred in this way as a current liability. All cost of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.
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
Cash and Cash Equivalents
The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. As of June 30, 2013 and 2012, the Company had cash and cash equivalents of $227.8 million and $122.1 million, respectively. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of cash deposited in U.S. dollar denominated inter-bearing deposit accounts.

Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company primarily places its temporary cash investments in interest-bearing deposit accounts with high credit quality financial institutions. Deposits of cash outside the United States totaled $210.4 million and $102.8 million at June 30, 2013 and 2012, respectively.
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
Inventory
Inventories consist primarily of finished goods, and, to a lesser extent, raw materials that the Company consigns to its contract manufactures. Inventories are stated at the lower of cost or market value on a first-in, first-out basis. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value and establishes a new cost basis.

Deferred Cost of Revenues
Deferred cost of revenues consist of the cost of product shipped to distributors for which the rights and obligations of ownership have passed to the distributor but revenues have not yet been recognized primarily because the collectability criterion for revenue recognition has not been fulfilled. The Company classifies these amounts as deferred cost of revenues. All deferred costs of revenues are stated at cost. The Company periodically assesses the recoverability of deferred cost of revenues and writes down the deferred cost of revenues balances to establish a new cost basis when recovery of deferred cost of revenues is not reasonably assured. The Company evaluates recoverability based on various factors including the length of time the product has been held at the distributor’s site and the financial viability of the distributor.
Product Warranties
The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations and comprehensive income within cost of revenues. The warranties are typically in effect for 12 months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical experience factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.
Redeemable Convertible Preferred Stock
On October 19, 2011, the Company’s outstanding Series A preferred stock converted to common stock immediately prior to the closing of the Company’s initial public offering and no additional accretion was recorded. Prior to the conversion, upon the sixth anniversary of the issuance of Series A preferred stock, the holders of Series A preferred stock could require the Company to redeem such preferred stock out of legally available funds at the greater of (i) the Liquidation Value of $2.95 per share plus all accrued and unpaid dividends or (ii) the market price of the common stock issuable upon conversion of each share of Series A preferred stock into common stock, plus all accrued and unpaid dividends. Since the maximum redemption amount was contingent on the fair value of the equity security at the redemption date, the Company calculated the accretion based on the fair value as of the balance sheet date prorated over the contractual life. The Company recorded $111.5 million and $37.7 million of accretion in fiscal 2012 and 2011, respectively. Subsequent to the conversion immediately prior to the closing of the Company’s initial public offering, no additional accretion has been recorded.
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
The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2013	2012	2011
Beginning balance	$1,266	$596	$800
Charged to or released from expenses	1,096	815	(200)
Bad debt write-offs	(162)	(145)	(4)
Ending Balance	$2,200	$1,266	$596
Fair Value of Financial Instruments
The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value due to their short maturities. The fair value of the Company's cash equivalents and debt are disclosed in Note 3.

Long Lived Assets
The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for fiscal 2013, 2012 and 2011.
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
Depreciation expense was $1.8 million, $602,000 and $213,000 for fiscal 2013, 2012 and 2011, respectively.
Intangible Assets
The Company’s intangible assets consist primarily of legal costs associated with application for and registration of the Company’s patents and trademarks. The Company amortizes all acquisition-related intangible assets that are subject to amortization over the estimated useful life based on economic benefit, which ranges from 5 to 10 years.
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
Commitments and Contingencies
The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable. If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operating expenses. If no accrual is made for a loss contingency because one or both of the conditions pursuant to the accounting guidance are not met, but the probability of an adverse outcome is at least reasonably possible, the Company discloses the nature of the contingency and provides an estimate of the possible loss or range of loss, or states that such an estimate cannot be made.
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

Other Comprehensive Income
In accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 220-10, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Given that the Company has no items of other comprehensive income in any period presented, comprehensive income is the same as net income and hence the Company is exempt from the requirement to separately report other comprehensive income or comprehensive income.

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
Software development costs, including costs incurred to purchase third party software, begin to be capitalized when the Company has determined that certain factors are present, including, among others, that technology exists to achieve the performance requirements. The accumulation of software costs to be capitalized ceases when the software is substantially developed and is ready for its intended use. Capitalized costs are amortized on a straight line basis over the estimated useful life of the software once it is available for use. To date, the Company has not capitalized research and development costs associated with software development as products and enhancements have reached technological feasibility and have been released to customers at substantially the same time.
Earnings Per Share
The Company applies the two-class method for calculating and presenting earnings per share (“EPS”). Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing the amount of net income available to common stockholders outstanding plus income allocable to participating securities, to the extent they are dilutive, by the weighted average number of shares of common stock and potential dilutive shares outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common securities include outstanding stock options, restricted stock units and preferred stock.
Recent Accounting Pronouncements
In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a new operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance will become effective for the Company on July 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist as of the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.
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
The Company did not have any financial assets recorded at fair value at June 30, 2013 or 2012. At June 30, 2013 and 2012 the Company had debt associated with its Loan and Security Agreement with East West Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of June 30, 2013 and 2012, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	June 30, 2013				June 30, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Debt(1)	$76,129	$—	$76,129	$—	$29,591	$—	$29,591	$—
(1) Debt is carried at historical cost on the Company's consolidated balance sheet.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2013	2012	2011
Numerator:
Net income (loss) attributable to common stockholders-basic	$80,490	$(9,842)	$4,875
Net income (loss) attributable to common stockholders-diluted	$80,490	$(9,842)	$4,978
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	88,314	83,460	63,092
Add—dilutive potential common shares:
Stock options	1,803	—	3,680
Restricted stock units	142	—	135
Weighted-average shares used in computing diluted net income (loss) per share	90,259	83,460	66,907
Net income (loss) per share of common stock:
Basic	$0.91	$(0.12)	$0.08
Diluted	$0.89	$(0.12)	$0.07

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2013	2012	2011
Stock options	658	3,348	360
Restricted stock units	364	454	100
Convertible preferred stock	—	—	36,035
	1,022	3,802	36,495

NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2013	2012
Finished goods	$15,618	$3,066
Raw materials	262	4,668
	$15,880	$7,734

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2013	2012
Non-trade receivables	$2,203	$1,019
Other current assets	948	558
	$3,151	$1,577

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,
	2013	2012
Testing equipment	$3,309	$2,293
Computer and other equipment	841	578
Tooling equipment	1,737	532
Furniture and fixtures	652	595
Leasehold improvements	1,858	1,424
Software	245	77
	8,642	5,499
Less: Accumulated depreciation and amortization	(2,666)	(1,028)
	$5,976	$4,471
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2013	2012
Intangible assets, net	$1,029	$748
Long-term deferred cost of revenues	1,185	—
Other long-term assets	672	388
	$2,886	$1,136

The Company's intangible assets consist primarily of legal costs associated with the application for and registration of the Company’s patents and trademarks. The Company recorded $200,000 of amortization of intangible assets during fiscal 2013 and the balance of accumulated amortization was $200,000 at June 30, 2013. The Company did not record any amortization of intangible assets during fiscal 2012. As of June 30, 2013, the Company cannot reasonably estimate future amortization expense by year due to uncertain timing of patent and trademark registrations; however, the Company expects to amortize the remaining balance of its intangible assets over their estimated useful lives.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,
	2013	2012
Accrued compensation and benefits	$2,712	$2,657
Accrued accounts payable	323	6,636
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	2,913	1,381
Other accruals	3,577	4,732
	$11,150	$17,031
NOTE 6—ACCRUED WARRANTY
The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations and comprehensive income within cost of revenues. The warranties are typically in effect for 12 months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical experience factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

Balance at June 30, 2011	$806
Accruals for warranties issued during the period	1,895
Settlements made during the period	(1,320)
Balance at June 30, 2012	1,381
Accruals for warranties issued during the period	4,079
Settlements made during the period	(2,547)
Balance at June 30, 2013	$2,913
NOTE 7—DEBT
In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. On September 15, 2011, $34.0 million was paid against the notes and was financed through the Company's EWB Loan Agreement (as further described below) reducing the aggregate principal amount outstanding to $34.0 million. The remainder of the notes were retired in October 2011 with the proceeds of the Company’s initial public offering and existing cash balances. The interest rate on the notes started at 5% per annum and increased by two percentage points every three months until it would have reached 9% in January 2012. The notes were prepayable without penalty prior to April 21, 2012, and were required to be paid in the event of the Company’s initial public offering or third party financing prior to April 21, 2012. The notes mature on July 21, 2021. The unpaid principal on the notes was convertible into shares of Series A preferred stock at $8.97 per share at any point after July 21, 2012. The difference between the repurchase price and the carrying value of the repurchased preferred stock on June 30, 2011 was $59.0 million. The difference was debited to available retained earnings with the remaining amount debited to additional paid-in capital and reduced the net income attributable to common stock shareholders resulting in a reduction of basic and diluted net income per share.
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
The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of June 30, 2013, the Company was in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and liquidity ratio requirements.
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

During the fiscal years 2013 and 2012, the Company made aggregate payments of $4.3 million and $5.2 million, respectively, against the loan balance. As of June 30, 2013, the Company has classified $5.0 million and $71.1 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the Loan Agreement.

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Debt payment obligations	$5,000	$6,875	$39,375	$10,000	$15,000	$—	$76,250
Interest payments on debt payment obligations	1,859	1,723	1,042	532	125	—	5,281
Total	$6,859	$8,598	$40,417	$10,532	$15,125	$—	$81,531
NOTE 8—COMMITMENTS AND CONTINGENCIES
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
At June 30, 2013, future minimum annual payments under operating leases are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,743	$1,679	$1,638	$1,128	$94	$—	$6,282

Rent expense under operating leases was $1.7 million, $1.6 million and $751,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
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
Legal Matters
The Company may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Taking all of the above factors into account, the Company records an amount where it is probable that the Company will incur a loss and where that loss can be reasonably estimated. However, the Company’s estimates may be incorrect and the Company could ultimately incur more or less than the amounts initially recorded. Litigation can be costly, diverting management’s attention and could, upon resolution, have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The Company may also incur significant legal fees, which are expensed as incurred, in defending against these claims.
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

While the Company has taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and has adopted policies and procedures to promote its compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of its distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of its distributors of their obligations and obtaining updated distribution agreements from distributors that accounted for approximately 99% of its distributor revenue in fiscal 2013. However the Company cannot be sure such actions will be effective. Additionally, the Company's failure to amend all its distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on the Company or its management. Based on the facts known to the Company to date, the Company recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through the Company’s internal review and this loss is deemed to be probable and reasonably estimable. However, the Company also believes that it is reasonably possible that the loss may be higher, but the Company cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from the Company’s estimates, its business, financial condition, cash flows and results of operations would be materially negatively impacted.

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against the Company, certain of its officers and directors and the underwriters of the Company's initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased the Company's common stock between October 14, 2011 and August 9, 2012 and/or acquired the Company's stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit Company products.  The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys' fees and costs. On March 26, 2013, the Company filed a motion to dismiss the complaint.  On April 30, 2013, the plaintiffs filed an opposition to the Company's motion to dismiss. On August 27, 2013, the court held a hearing on the motion to dismiss.
The Company believes that the allegations in the consolidated complaint are without merit and intend to vigorously contest the litigation. However, there can be no assurance that the Company will be successful in its defense. Because the case is at a very early stage, the Company cannot say that a loss is probable and cannot currently reasonably estimate the loss or the range of possible losses that may be experienced in connection with this litigation.
NOTE 9—PREFERRED STOCK
In July 2011, the Company repurchased an aggregate of 12,041,700 shares of the Company’s Series A convertible preferred stock from entities affiliated with Summit Partners, L.P., one of the Company’s major stockholders, at a price of $8.97 per share for an aggregate consideration of $108.0 million. Of the aggregate purchase price, $40.0 million was paid in cash at the time of closing and the balance of the shares were paid for through the issuance of convertible subordinated promissory notes in the aggregate principal amount of $68.0 million. The $68.0 million was paid down primarily using proceeds from the EWB Loan Agreement and the remaining balance was subsequently paid down by funds raised upon the completion of the Company’s initial public offering on October 19, 2011 and the Company’s existing cash balances as discussed in Note 7.
NOTE 10—COMMON STOCK AND TREASURY STOCK

As of June 30, 2013 and 2012, the authorized capital of the Company included 500,000,000 shares of common stock. As of June 30, 2013, 131,452,763 shares of common stock were issued and 87,213,803 were outstanding. As of June 30, 2012, 131,129,888 shares of common stock were issued and 92,049,978 were outstanding.
Common Stock Repurchases
On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced on August 13, 2012. The share repurchase program has been funded from proceeds from the Loan Agreement as discussed in Note 8 and from existing cash on hand. All repurchased shares are recorded as treasury stock at cost.

Common stock repurchase activity during the year ended June 30, 2013 was as follows (in thousands, except share and per share amounts):

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
Special Dividend

On December 14, 2012, the Company announced that its Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012. The dividend payment was funded using proceeds from the Loan Agreement as discussed in Note 8.

Common Stock Offering

On June 18, 2013, the Company completed a secondary offering of 7,031,464 shares of common stock at an offering price of $16.00 per share, which included 531,464 shares sold in connection with the partial exercise of the option to purchase additional shares granted to the underwriters. All of the shares sold in the offering were sold by existing stockholders of the Company, including entities affiliated with Summit Partners, L.P., and the Company's chief executive officer, Robert J. Pera. No shares were sold by the Company in the offering, and as such, the Company did not receive any proceeds from the offering.

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
The maximum aggregate number of shares that may be awarded under the 2010 Plan as of June 30, 2013 was 8,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2005 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan that are forfeited to (but not repurchased by) the Company.
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
As of June 30, 2013, the Company had 5,370,815 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2013, 2012 and 2011 (in thousands):

	Years Ended Years Ended June 30,
	2013	2012	2011
Cost of sales	$446	$117	$30
Research and development	1,433	542	285
Sales, general and administrative	1,497	834	637
	$3,376	$1,493	$952
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2013, 2012 and 2011:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2010	5,796,170	$0.23	6.92	$12,642
Granted	1,149,062	3.42
Forfeitures and cancellations	(773,525)	1.03
Balance, June 30, 2011	6,171,707	$0.72	6.44	$43,135
Granted	161,000	10.44
Exercised	(2,885,470)	0.28
Forfeitures and cancellations	(99,792)	4.71
Balance, June 30, 2012	3,347,445	$1.45	6.62	$42,920
Granted	683,500	11.29
Exercised	(266,558)	2.39
Forfeitures and cancellations	(150,125)	5.68
Balance, June 30, 2013	3,614,262	$3.07	6.17	$52,330
Vested and expected to vest as of June 30, 2013	3,550,722	$2.94	6.12	$51,854
Vested and exercisable as of June 30, 2013	2,618,311	$0.85	5.20	$43,709

Additional information regarding options outstanding as of June 30, 2013 is as follows (in thousands, except weighted average exercise price amounts and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 – $0.04	253,680	3.41	$0.01	253,680	$0.01
$0.05 – $0.39	1,764,890	4.78	0.05	1,764,890	0.05
$0.40 – $2.89	206,375	6.52	1.41	150,123	1.22
$2.90 – $4.07	383,268	7.25	2.90	264,711	2.90
$4.08 – $10.76	348,393	7.82	5.67	171,996	5.65
$10.77 – $11.74	472,500	9.37	10.77	—	—
$11.75 – $26.28	185,156	9.32	13.65	12,911	16.40
$0.01 – $26.28	3,614,262	6.17	$3.07	2,618,311	$0.85
During fiscal 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.4 million and $48.6 million, respectively, as determined as of the date of option exercise. The Company had no option exercises during fiscal 2011.

As of June 30, 2013, the Company had unrecognized compensation cost of $3.7 million related to stock options which the Company expects to recognize over a weighted-average period of 3.2 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For fiscal 2013, 2012 and 2011 the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended Years Ended June 30,
	2013	2012	2011
Expected term	6.1 years	6.1 years	6.1 years
Expected volatility	52%	49%	65%
Risk-free interest rate	0.9%	1.6%	4.2%
Expected dividend yield	—	—	—
Weighted average grant date fair value	$5.57	$5.05	$2.10
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
Expected volatility. The expected volatility was based on the historical stock volatilities of a group of publicly listed comparable companies over a period equal to the expected terms of the options, as the Company does not have any trading history to use the volatility of its common stock.
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
Cash received from stock option exercises during the fiscal 2013, 2012 and 2011 was $635,000, $811,000 and zero, respectively.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2010	501,180	$1.92
RSUs granted	112,500	5.14
RSUs vested	(125,295)	1.92
Non-vested RSUs, June 30, 2011	488,385	$2.66
RSUs granted	169,710	22.33
RSUs vested	(146,475)	2.37
RSUs cancelled	(58,000)	8.04
Non-vested RSUs, June 30, 2012	453,620	$9.42
RSUs granted	656,500	14.11
RSUs vested	(70,512)	14.14
RSUs cancelled	(294,702)	5.29
Non-vested RSUs, June 30, 2013	744,906	$14.74
The intrinsic value of RSUs vested in fiscal 2013, 2012 and 2011 was $1.0 million, $3.5 million and $640,000, respectively. The total intrinsic value of all outstanding RSUs was $13.1 million as of June 30, 2013.
As of June 30, 2013, there was unrecognized compensation costs related to RSUs of $8.7 million which the Company expects to recognize over a weighted average period of 3.6 years.
NOTE 12—INCOME TAXES
For financial reporting purposes, the components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2013	2012	2011
Domestic	$17,860	$41,490	$24,484
Foreign	73,893	82,533	37,675
	$91,753	$124,023	$62,159

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2013	2012	2011
Current
Foreign	$1,790	$2,040	$978
Federal	8,515	17,437	11,005
State	581	2,854	1,612
Current tax expense	10,886	22,331	13,595
Deferred
Foreign	—	—	—
Federal	(130)	(217)	(912)
State	507	(680)	(251)
Deferred tax expense	377	(897)	(1,163)
Provision for income taxes	$11,263	$21,434	$12,432

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30,
	2013	2012
Deferred tax assets
Allowance for doubtful accounts	$337	$238
Stock-based compensation	833	1,016
Accrued expenses	191	256
Research and development credits	—	468
Other	323	186
Total deferred tax assets	1,684	2,164
Deferred tax liabilities
Basis difference for fixed assets	(829)	(784)
Other	(118)	(266)
Total deferred tax liabilities	(947)	(1,050)
Net deferred tax assets	$737	$1,114

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended June 30,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Stock-based compensation	0.8	—	—
State tax expense	0.7	1.0	1.0
Tax rate differential, foreign income	(24.2)	(23.0)	(20.0)
Foreign credits	—	—	—
Federal research and development credits	(0.4)	—	(1.0)
Other permanent items	0.4	4.3	5.0
Non-deductible penalties	—	—	—
Effective tax rate	12.3%	17.3%	20.0%
The Company had increased foreign operations in fiscal 2013 as compared to fiscal 2012 and in fiscal 2012 as compared to fiscal 2011, generating more income on a comparative year over year basis in foreign jurisdictions that have lower tax rates than the U.S.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $210.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company's provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2013 2012 and 2011 consists of the following (in thousands):

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Unrecognized benefit—beginning of period	$7,825	$2,020	$762
Gross increases—current year tax positions	3,806	4,697	1,258
Gross increases—prior year tax positions	(176)	1,108	—
Unrecognized benefit—end of period	$11,455	$7,825	$2,020
Included in the gross unrecognized tax benefits balance as of June 30, 2013 are $11.5 million of tax positions which would affect income tax expense if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2013, the Company had $580,000 accrued interest related to uncertain tax matters. The Company does not expect its unrecognized tax benefits as of June 30, 2013 will materially change within the next 12 months. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. Tax years 2010 through 2013 are subject to examination by the U.S. federal tax authorities. Tax years 2009 through 2013 are subject to examination by the state tax authorities. There are no income tax examinations currently in process.
NOTE 13—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2013		2012		2011
airMAX	$202,599	63%	$223,743	63%	$113,001	57%
New platforms	53,868	17%	29,465	8%	2,513	1%
Other systems	18,190	6%	52,086	15%	44,884	23%
Systems	274,657	86%	305,294	86%	160,398	81%
Embedded radio	6,889	2%	10,056	3%	14,762	7%
Antennas/other	39,277	12%	38,167	11%	22,714	12%
Total revenues	$320,823	100%	$353,517	100%	$197,874	100%
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

Revenues by geography were as follows (in thousands, except percentages):

	Years Ended June 30,
	2013		2012		2011
North America(1)	$84,820	26%	$88,309	25%	$61,920	31%
South America	65,764	21%	88,325	25%	50,824	26%
Europe, the Middle East and Africa	127,860	40%	130,494	37%	68,297	35%
Asia Pacific	42,379	13%	46,389	13%	16,833	8%
Total revenues	$320,823	100%	$353,517	100%	$197,874	100%

(1)	Revenue for the United States was $80.6 million, $84.3 million and $60.0 million for fiscal 2013, 2012 and 2011, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2013	2012	2011	2013	2012
Flytec Computers, Inc.	13%	16%	20%	12%	19%
P.W. Batna Magdalena Mucha	*	*	*	11%	*
Streakwave Wireless, Inc.	*	10%	15%	15%	11%
Discomp	*	*	*	*	12%
 * denotes less than 10%

NOTE 14—401(k) BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan. It matches 1% of the first 4% of an employee’s compensation contributed to the plan. The Company’s contributions to the plan were $58,000, $47,000 and $28,000 for fiscal 2013, 2012 and 2011, respectively.

NOTE 15—SUBSEQUENT EVENTS
The Company has evaluated subsequent events and transactions through September 13, 2013, which is the date the annual consolidated financial statements set forth herein were issued, however the Company did not have any material subsequent events after June 30, 2013.

NOTE 16—SUPPLEMENTARY DATA (UNAUDITED)
The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2013 and 2012. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2013
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$61,535	$74,901	$83,155	$101,232
Gross profit	25,020	30,485	35,465	44,364
Income from operations	15,775	20,119	23,503	33,207
Net income and comprehensive income	13,179	17,803	20,667	28,841
Net income per share of common stock:
Basic	$0.14	$0.20	$0.24	$0.33
Diluted	$0.14	$0.20	$0.23	$0.32
	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$79,167	$87,817	$91,665	$94,868
Gross profit	33,013	37,290	39,659	41,041
Income from operations	27,500	31,176	32,556	34,060
Net income and comprehensive income	21,493	24,691	27,920	28,485
Net income (loss) attributable to common stockholders—basic	(81,234)	14,428	27,920	28,485
Net income (loss) attributable to common stockholders—diluted	(81,234)	14,443	27,920	28,485
Net income (loss) per share of common stock:
Basic	$(1.30)	$0.16	$0.30	$0.31
Diluted	$(1.30)	$0.16	$0.30	$0.30

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Networks, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

10.6#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

10.7#	Employment Agreement, dated as of March 19, 2012, between Ubiquiti Networks, Inc. and Jessica Zhou.	10-K	10.8	September 28, 2012

10.8	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.9	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.10	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.11†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.12	Loan and Security Agreement, dated as of September 15, 2011, between Ubiquiti Networks, Inc. and East West Bank.	S-1	10.14	September 16, 2011

10.13	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.14	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.15	Loan and Security Agreement, dated as of August 7, 2012, by and among Ubiquiti Networks, Inc., the lenders from time to time party thereto, U.S. Bank, as Syndication Agent, and East West Bank, as Administrative Agent	8-K	10.1	August 13, 2012

10.16	Non-Residential Premises Lease Agreement, dated as of July 10, 2013, between Ubiquiti Networks Europe and BUAB Apskaitos etika.

10.17	Retention Agreement by and between the Registrant and John Ritchie dated December 21, 2012.	10-Q	10.1	February 8, 2013

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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