Form 10-Q
period 2013-09-30
Ubiquiti Networks, Inc.
filed 2013-11-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of November 4, 2013, 87,639,156 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$279,729	$227,826
Accounts receivable, net of allowance for doubtful accounts of $2,156 and $2,200, respectively	35,798	35,884
Inventories	16,375	15,880
Current deferred tax asset	733	733
Prepaid expenses and other current assets	2,273	3,151
Total current assets	334,908	283,474
Property and equipment, net	5,834	5,976
Long-term deferred tax asset	4	4
Other long–term assets	2,701	2,886
Total assets	$343,447	$292,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,311	$36,187
Customer deposits	3,578	5,123
Deferred revenues	793	691
Income taxes payable	1,263	1,257
Debt - short-term	5,015	5,013
Other current liabilities	12,850	11,150
Total current liabilities	67,810	59,421
Long-term taxes payable	12,385	11,857
Debt - long-term	69,874	71,116
Deferred revenues - long-term	2,514	2,510
Total liabilities	152,583	144,904
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
87,617,961 and 87,213,803 outstanding at September 30, 2013 and June 30, 2013, respectively	88	87
Additional paid–in capital	137,881	134,982
Treasury stock—44,238,960 shares held in treasury at September 30, 2013 and June 30, 2013	(123,864)	(123,864)
Retained earnings	176,759	136,231
Total stockholders’ equity	190,864	147,436
Total liabilities and stockholders’ equity	$343,447	$292,340
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues	$129,687	$61,535
Cost of revenues	71,664	36,515
Gross profit	58,023	25,020
Operating expenses:
Research and development	6,317	4,711
Sales, general and administrative	5,810	4,534
Total operating expenses	12,127	9,245
Income from operations	45,896	15,775
Interest expense and other, net	(246)	(86)
Income before provision for income taxes	45,650	15,689
Provision for income taxes	5,122	2,510
Net income and comprehensive income	$40,528	$13,179
Net income per share of common stock:
Basic	$0.46	$0.14
Diluted	$0.45	$0.14
Weighted average shares used in computing net income per share of common stock:
Basic	87,411	90,970
Diluted	89,473	92,925
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income and comprehensive income	$40,528	$13,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705	349
Provision for inventory obsolescence	550	25
Excess tax benefit from employee stock-based awards	(1,512)	—
Stock-based compensation	1,167	656
Write-off of intangible assets	74	—
Provision for doubtful accounts	—	500
Changes in operating assets and liabilities:
Accounts receivable	86	14,267
Inventories	(1,045)	77
Prepaid expenses and other assets	897	(1,260)
Accounts payable	8,113	(336)
Taxes payable	2,046	2,338
Deferred revenues	106	(7)
Accrued liabilities and other	165	(6,093)
Net cash provided by operating activities	51,880	23,695
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(460)	(2,349)
Net cash used in investing activities	(460)	(2,349)
Cash Flows from Financing Activities:
Proceeds from term loan, net	—	20,833
Repayments on term loan balance	(1,250)	(583)
Repurchases of common stock	—	(31,258)
Proceeds from exercise of stock options	631	102
Excess tax benefit from employee stock-based awards	1,512	—
Tax withholdings related to net share settlements of restricted stock units	(410)	(14)
Net cash used in financing activities	483	(10,920)
Net increase in cash and cash equivalents	51,903	10,426
Cash and cash equivalents at beginning of period	227,826	122,060
Cash and cash equivalents at end of period	$279,729	$132,486
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
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2014 is referred to as “fiscal 2014” and the fiscal year ended June 30, 2013 is referred to as “fiscal 2013.”
Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2013 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2013 included in its Annual Report on Form 10-K, as filed on September 13, 2013 with the SEC (the “Annual Report”). The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2013 included in the Annual Report.
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
The Company did not have any financial assets recorded at fair value at September 30, 2013 or June 30, 2013. At September 30, 2013 and June 30, 2013 the Company had debt associated with its Loan and Security Agreement with East West Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was determined to be a Level 2 measurement.
As of September 30, 2013 and June 30, 2013, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	September 30, 2013				June 30, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$74,889	$—	$74,889	$—	$76,129	$—	$76,129	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2013	2012
Numerator:
Net income attributable to common stockholders	$40,528	$13,179
Denominator:
Weighted-average shares used in computing basic net income per share	87,411	90,970
Add—dilutive potential common shares:
Stock options	1,814	1,807
Restricted stock units	248	148
Weighted-average shares used in computing diluted net income (loss) per share	89,473	92,925
Net income per share of common stock:
Basic	$0.46	$0.14
Diluted	$0.45	$0.14

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2013	2012
Stock options	1	36
Restricted stock units	16	297
	17	333

NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Finished goods	$16,056	$15,618
Raw materials	319	262
	$16,375	$15,880

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Non-trade receivables	$1,247	$2,203
Other current assets	1,026	948
	$2,273	$3,151

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Testing equipment	$3,398	$3,309
Computer and other equipment	898	841
Tooling equipment	1,995	1,737
Furniture and fixtures	653	652
Leasehold improvements	1,866	1,858
Software	245	245
	9,055	8,642
Less: Accumulated depreciation and amortization	(3,221)	(2,666)
	$5,834	$5,976

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Intangible assets, net	$863	$1,029
Long-term deferred cost of revenues	1,185	1,185
Other long-term assets	653	672
	$2,701	$2,886

The Company's intangible assets consist primarily of legal costs associated with the application for and registration of the Company’s patents and trademarks. The Company recorded $150,000 of amortization of intangible assets during the three months ended September 30, 2013. The Company did not record any amortization of intangible assets during the three months ended September 30, 2012. The balance of accumulated amortization was $350,000 and $200,000 at September 30, 2013 and June 30, 2013, respectively. As of September 30, 2013, the Company cannot reasonably estimate future amortization expense by year due to uncertain timing of patent and trademark registrations; however, the Company expects to amortize the remaining balance of its intangible assets over their estimated useful lives.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Accrued compensation and benefits	$2,661	$2,712
Accrued accounts payable	337	323
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	3,200	2,913
Other accruals	5,027	3,577
	$12,850	$11,150
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Beginning balance	$2,913	$1,381
Accruals for warranties issued during the period	1,251	958
Warranty costs incurred during the period	(964)	(574)
	$3,200	$1,765
NOTE 7—DEBT
On August 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). The Company may request borrowings under the Revolving Credit Facility until August 7, 2015. The Loan Agreement replaced a previous agreement whereby the Company had an existing term loan balance of $29.2 million as of the date the new Loan Agreement. On August 7, 2012, the Company borrowed $20.8 million under the Term Loan Facility, and no borrowings remain available for borrowing thereunder. On November 21, 2012, the Company borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, the Company borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder.

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
Interest is due and payable monthly in arrears in the case of loans bearing interest at the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate. Principal payments under the Term Loan Facility will be made in quarterly installments on the first day of each calendar quarter, and each such quarterly installment shall be equal to $1.25 million through July 1, 2014, then equal to $1.875 million from October 1, 2014 through July 1, 2015, and then equal to $2.5 million from October 1, 2015 through July 1, 2017, with the remaining outstanding principal balance and all accrued and unpaid interest due on August 7, 2017. All outstanding loans under the Revolving Credit Facility, together with all accrued and unpaid interest, are due on August 7, 2015.

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
The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of September 30, 2013, the Company was in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and liquidity ratio requirements.
The Loan Agreement includes customary events of default that include, among other things, defaults for the failure to timely pay principal, interest, or other amounts due, defaults due to the inaccuracy of representations and warranties, covenant defaults, a cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, defaults due to the unenforceability of a guaranty, and defaults due to circumstances that have or could reasonably be expected to have a material adverse effect on the Company's business, operations or financial condition, its ability to pay or perform under the Loan Agreement, or on the lenders' security interests. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement. During the existence of an event of default, interest on the obligations under the Loan Agreement could be increased by 2.00% above the otherwise applicable interest rate.
During the three months ended September 30, 2013 and 2012, the Company made aggregate payments of $1.3 million and $583,000, respectively, against the loan balance. As of September 30, 2013, the Company has classified $5.0 million and $69.9 million in short-term and long-term debt, respectively, on its consolidated balance sheet related to the Loan Agreement.

The following table summarizes our estimated debt and interest payment obligations as of September 30, 2013 (in thousands):

	2014(remainder)	2015	2016	2017	2018	Total
Debt payment obligations	$3,750	$6,875	$39,375	$10,000	$15,000	$75,000
Interest payments on debt payment obligations	1,383	1,723	1,043	532	125	4,806
Total	$5,133	$8,598	$40,418	$10,532	$15,125	$79,806
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
At September 30, 2013, future minimum annual payments under operating leases are as follows (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,552	$2,061	$2,003	$1,302	$183	$53	$7,154

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
Export Compliance Matters
In January 2011, the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) contacted the Company to request that the Company provide information related to its relationship with a logistics company in the United Arab Emirates (“UAE”) and with a company in Iran, as well as information on the export classification of its products. As a result of this inquiry the Company, assisted by outside counsel, conducted a review of the Company's export transactions from 2008 through March 2011 to not only gather information responsive to the OEE's request but also to review the Company's overall compliance with export control and sanctions laws. The Company believes its products have been sold into Iran by third parties. The Company does not believe that it directly sold, exported or shipped its products into Iran or any other country subject to a U.S. embargo. However, until early 2010, the Company did not prohibit its distributors from selling its products into Iran or any other country subject to a U.S. embargo. In the course of this review the Company identified that two distributors may have sold the Company's products into Iran. The Company's review also found that while it had obtained required Commodity Classification Rulings for its products in June 2010 and November 2010, the Company did not advise its shipping personnel to change the export authorizations used on its shipping documents until February 2011. During the course of the Company's export control review, the Company also determined that it had failed to maintain adequate records for the five year period required by the Export Administration Regulations (the "EAR") and the sanctions regulations due to its lack of infrastructure and because it was prior to its transition to its current system of record, NetSuite.

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
OFAC is still reviewing the Company’s voluntary disclosure. In the Company’s submission, the Company provided OFAC with an explanation of the activities that led to the sales of its products in Iran and the failure to comply with the EAR and OFAC sanctions. Although the Company’s OFAC and OEE voluntary disclosures covered similar sets of facts, which led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that the Company’s actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of the Company’s ability to export its products, and/or referral for criminal prosecution. The penalties may be imposed against the Company and/or its management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed. The Company cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

The Company has taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner, and has adopted policies and procedures to promote its compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of its distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law, notifying all of its distributors of their obligations and obtaining updated distribution agreements from distributors that accounted for approximately 99% of its revenue in fiscal 2013. However the Company cannot be sure such actions will be effective. Additionally, the Company's failure to amend all its distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on the Company or its management. Based on the facts known to the Company to date, the Company recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through the Company’s internal review and this loss is deemed to be probable and reasonably estimable. However, the Company also believes that it is reasonably possible that the loss may be higher, but the Company cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from the Company’s estimates, its business, financial condition, cash flows and results of operations may be materially negatively impacted.

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against the Company, certain of its officers and directors and the underwriters of the Company's initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased the Company's common stock between October 14, 2011 and August 9, 2012 and/or acquired the Company's stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit Company products.  The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys' fees and costs. On March 26, 2013, the Company filed a motion to dismiss the complaint.  On August 27, 2013, the court held a hearing on the motion to dismiss, and its decision is pending.
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
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of September 30, 2013 and June 30, 2013, the authorized capital of the Company included 500,000,000 shares of common stock. As of September 30, 2013, 131,856,921 shares of common stock were issued and 87,617,961 were outstanding. As of June 30, 2013, 131,452,763 shares of common stock were issued and 87,213,803 were outstanding.
Common Stock Repurchases
On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced August 13, 2012 and expired on August 12, 2013. The share repurchase program was funded with proceeds from the Loan Agreement as discussed in Note 7 and from existing cash on hand.

Common stock repurchase activity through September 30, 2013 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares that May Have Been Purchased
August 13, 2012 – August 31, 2012	2,179,900	$8.88	$80,599
September 1, 2012 – September 30, 2012	992,014	$11.93	$68,742
October 1, 2012 - October 31, 2012	371,665	$11.72	$64,377
November 1, 2012 - November 30, 2012	657,700	$11.16	$57,024
December 1, 2012 - December 31, 2012	957,771	$11.86	$45,646
Total	5,159,050	$10.52	$45,646
The Company did not repurchase any of its common stock from January 1, 2013 through August 12, 2013, the date that the plan expired.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2013, the Company had 5,409,090 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Cost of sales	$144	$81
Research and development	496	266
Sales, general and administrative	527	309
	$1,167	$656
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2013:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2013	3,614,262	$3.07
Exercised	(358,921)	1.76
Forfeitures and cancellations	(53,343)	10.87
Balance, September 30, 2013	3,201,998	$3.08	5.96	$97,680
Vested and expected to vest as of September 30, 2013	3,153,112	$2.97	5.92	$96,540
Vested and exercisable as of September 30, 2013	2,334,226	$0.83	5.01	$76,468
During the three months ended September 30, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $10.0 million and $178,000, respectively, as determined as of the date of option exercise.

As of September 30, 2013, the Company had unrecognized compensation costs of $3.1 million related to stock options which the Company expects to recognize over a weighted-average period of 3.0 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three months ended September 30, 2013 and 2012.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2013	744,906	$14.74
RSUs granted	43,373	25.94
RSUs vested	(62,542)	12.61
RSUs canceled	(11,000)	15.99
Non-vested RSUs, September 30, 2013	714,737	$15.58
The intrinsic value of RSUs vested in the three months ended September 30, 2013 and 2012 was $1.4 million and $91,000, respectively.
As of September 30, 2013, there was unrecognized compensation costs related to RSUs of $8.9 million which the Company expects to recognize over a weighted average period of 3.4 years.
NOTE 11—INCOME TAXES
As of September 30, 2013, the Company had approximately $12.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At September 30, 2013, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $807,000 for the three months ended September 30, 2013. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded an income tax provision of $5.1 million for the three months ended September 30, 2013. The Company’s estimated 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2009 and onwards could be subject to examinations by tax authorities.
NOTE 12—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

During the first quarter of fiscal 2014, the Company began presenting its revenues by product type in two primary categories, Service Provider Technology and Enterprise Technology. These categories better represent how the Company's business is managed and benchmarked internally, and better reflect the Company’s end user customer delineation.

•
Service Provider Technology includes the Company's airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products in the 2.0 to 6.0GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes revenues that are attributable to post contract support ("PCS").

•	Enterprise Technology includes the Company's UniFi, mFi and airVision platforms.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
Service Provider Technology	$94,217	73%	$51,617	84%
Enterprise Technology	35,470	27%	9,918	16%
Total revenues	$129,687	100%	$61,535	100%

The following table shows what the Company's revenues by product type would have been for the three months ended September 30, 2013 and 2012 under the previous categorization (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
airMAX	$60,506	47%	$32,057	52%
New platforms	45,560	35%	15,628	25%
Other systems	7,615	6%	3,784	6%
Systems	113,681	88%	51,469	83%
Embedded radio	2,277	2%	1,714	3%
Antennas/other	13,729	10%	8,352	14%
Total revenues	$129,687	100%	$61,535	100%
The following table shows a reconciliation between the prior presentation of revenues by product type and the new presentation (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012
Service Provider Technology:
airMAX	$60,506	$32,057
New platforms	11,202	6,487
Other systems	6,885	3,151
Embedded radio	2,277	1,714
Antennas/other	13,347	8,208
Total Service Provider Technology	94,217	51,617

Enterprise Technology:
New platforms	34,358	9,141
Other systems	729	633
Antennas/other	383	144
Total Enterprise Technology	35,470	9,918

Total revenues	$129,687	$61,535
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

Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
North America(1)	$37,433	29%	$20,361	33%
South America	20,776	16%	10,243	17%
Europe, the Middle East and Africa	52,866	41%	23,144	37%
Asia Pacific	18,612	14%	7,787	13%
Total revenues	$129,687	100%	$61,535	100%

(1)	Revenue for the United States was $36.3 million and $19.3 million for the three months ended September 30, 2013 and 2012, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2013	2012	2013	2013
Customer A	10%	*	*	12%
Customer B	10%	15%	16%	15%
Customer C	*	*	13%	11%
Customer D	*	*	11%	*
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
Our revenues increased 111% to $129.7 million in the three months ended September 30, 2013 from $61.5 million in the three months ended September 30, 2012. We believe the overall increase in revenues during the three months ended September 30, 2013 was driven by increased adoption of our service provider and enterprise technologies. Additionally, during three months ended September 30, 2012, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues. We had net income of $40.5 million and $13.2 million in the three months ended September 30, 2013 and 2012, respectively. The increase in net income in the three months ended September 30, 2013 as compared to the same period in the prior year was primarily due to the increase in revenues.
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
We classify our revenues into two primary product categories, Service Provider Technology and Enterprise Technology.

•
Service Provider Technology includes our airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products in the 2.0 to 6.0GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes revenues that are attributable to post contract support ("PCS").

•	Enterprise Technology includes the Company's UniFi, mFi and airVision platforms.
We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 98% and 97% of our revenues in the three months ended September 30, 2013 and 2012, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.
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

Deferred Revenues and Costs
In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. At both September 30, 2013 and June 30, 2013, $2.2 million of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured. The related deferred cost of revenues balance was $1.2 million at both September 30, 2013 and June 30, 2013.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of September 30, 2013 and June 30, 2013, we had deferred revenues of $1.1 million and $1.0 million respectively, related to these obligations.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed on September 13, 2013 with the SEC, or the Annual Report, and there have been no material changes.
Results of Operations
Comparison of Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013		2012
	(In thousands, except percentages)
Revenues	$129,687	100%	$61,535	100%
Cost of revenues	71,664	55%	36,515	59%
Gross profit	58,023	45%	25,020	41%
Operating expenses:
Research and development	6,317	5%	4,711	8%
Sales, general and administrative	5,810	4%	4,534	7%
Total operating expenses	12,127	9%	9,245	15%
Income from operations	45,896	36%	15,775	26%
Interest expense and other, net	(246)	*	(86)	*
Income before provision for income taxes	45,650	35%	15,689	25%
Provision for income taxes	5,122	4%	2,510	4%
Net income and comprehensive income	$40,528	31%	$13,179	21%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$144		$81
Research and development	496		266
Sales, general and administrative	527		309
Total stock-based compensation	$1,167		$656
Revenues
Revenues increased $68.2 million, or 111%, from $61.5 million in the three months ended September 30, 2012 to $129.7 million in the three months ended September 30, 2013. We believe the overall increase in revenues during the three months ended September 30, 2013 was driven by increased adoption of our service provider and enterprise technologies. Additionally, during three months ended September 30, 2012, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues.
In the three months ended September 30, 2013, revenues from Customer A and Customer B each represented 10% of our revenues. In the three months ended September 30, 2012, revenues from Customer B represented 15% of our revenues.
Revenues by Product Type

	Three Months Ended September 30,
	2013		2012
	(in thousands, except percentages)
Service Provider Technology	$94,217	73%	$51,617	84%
Enterprise Technology	35,470	27%	9,918	16%
Total revenues	$129,687	100%	$61,535	100%

Revenues from Service Provider Technologies increased $42.6 million, or 83%, from $51.6 million in the three months ended September 30, 2012 to $94.2 million in the three months ended September 30, 2013. The increase was due primarily to continued expansion of core infrastructure build-outs in our wireless markets. Additionally, we believe we experienced significant lost sales during the three months ended September 30, 2012 due to the proliferation of counterfeit versions of our products as discussed above.
Enterprise Technology revenues increased $25.6 million, or 258% from $9.9 million in the three months ended September 30, 2012 to $35.5 million in the three months ended September 30, 2013. The increase in Enterprise Technology revenues during the three months ended September 30, 2013 was due primarily to product expansion and further adoption of our UniFi technology platform.
Revenues by Geography

We generally forward products directly from our manufacturers to our customers via logistics distribution hubs in Asia.  Beginning in the quarter ended December 31, 2012, our products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, our products were predominantly delivered to our customers through distribution hubs in Hong Kong.  Our logistics provider, in turn, ships to other locations throughout the world. We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. For the three months ended September 30, 2013, revenues in all regions increased due to increased adoption of our Service Provider and Enterprise Technologies. Additionally, during the three months ended September 30, 2012, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. The following are our revenues by geography for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
North America(1)	$37,433	29%	$20,361	33%
South America	20,776	16%	10,243	17%
Europe, the Middle East and Africa	52,866	41%	23,144	37%
Asia Pacific	18,612	14%	7,787	13%
Total revenues	$129,687	100%	$61,535	100%

(1)	Revenue for the United States was $36.3 million and $19.3 million for the three months ended September 30, 2013 and 2012, respectively.
Cost of Revenues and Gross Profit
Cost of revenues increased $35.1 million, or 96%, from $36.5 million in the three months ended September 30, 2012 to $71.7 million in the three months ended September 30, 2013. The increase in cost of revenues in the three months ended September 30, 2013 was primarily due to increased revenues and to a lesser extent, changes in product mix.
Gross profit increased to 45% in the three months ended September 30, 2013 compared to 41% in the three months ended September 30, 2012, reflecting a high level of revenue growth, increasing economies of scale and changes in product mix.
Operating Expenses
Research and Development
Research and development expenses increased $1.6 million, or 34%, from $4.7 million in the three months ended September 30, 2012 to $6.3 million in the three months ended September 30, 2013. As a percentage of revenues, research and development expenses decreased from 8% in the three months ended September 30, 2012 to 5% in the three months ended September 30, 2013. The increase in research and development expenses in absolute dollars was due to increases in headcount as we broadened our research and development activities to new product areas. As a percentage of revenues, research and development expenses decreased primarily due to our overall increase in revenues. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $1.3 million, or 28%, from $4.5 million in the three months ended September 30, 2012 to $5.8 million in the three months ended September 30, 2013. As a percentage of revenues, sales, general and administrative expenses decreased from 7% in the three months ended September 30, 2012 to 4% in the three months ended September 30, 2013. Sales, general and administrative expenses increased due to increased professional fees, primarily related to the ancillary support of certain management functions, increased marketing activity and overall increases in headcount to further expand our marketing and administrative functions. As a percentage of revenues, sales, general and administrative expenses decreased primarily due to our overall revenue increase. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support our business and operations.
Interest Expense and Other, Net
Interest expense and other, net was $246,000 for the three months ended September 30, 2013, representing an increase of $160,000 from $86,000 for the three months ended September 30, 2012. The increase in interest expense and other, net during the three months ended September 30, 2013 compared to the same period in the prior year was primarily due to additional interest expense resulting from our increased borrowings from East West Bank during the three months ended September 30, 2012.
Provision for Income Taxes
Our provision for income taxes increased $2.6 million, or 104%, from $2.5 million for the three months ended September 30, 2012 to $5.1 million for the three months ended September 30, 2013. Our effective tax rate decreased to 11% for the three months ended September 30, 2013 as compared to 16% the three months ended September 30, 2012. The lower effective tax rate was primarily due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. Cash and cash equivalents increased from $227.8 million at June 30, 2013 to $279.7 million at September 30, 2013.

Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$51,880	$23,695
Net cash used in investing activities	(460)	(2,349)
Net cash provided by (used in) financing activities	483	(10,920)
Net increase in cash and cash equivalents	$51,903	$10,426
Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2013 of $51.9 million consisted primarily of net income of $40.5 million and net changes in operating assets and liabilities that resulted in net cash inflows of $10.4 million. These changes consisted primarily of an $8.3 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $2.0 million increase in taxes payable due to the timing of federal tax payments, a $1.0 million increase in inventory due to increased product demand and a $897,000 decrease in prepaid expenses and other current assets due to timing of our payments with our suppliers. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, a write-off of our intangible assets and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $1.0 million.

Net cash provided by operating activities in the three months ended September 30, 2012 of $23.7 million consisted primarily of net income of $13.2 million and by net increases in operating assets and liabilities of $9.0 million. These changes consisted primarily of a $14.3 million decrease in accounts receivable due to decreased revenues, a $6.4 million decrease in accounts payable and accrued liabilities due to decreased overall business activity, a $2.3 million increase in taxes payable due to the timing of federal tax payments and a $1.3 million increase in prepaid expenses and other current assets due primarily to increased deposits with our vendors. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $1.5 million.
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the three months ended September 30, 2013 and 2012 were $402,000 and $1.6 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $58,000 and $748,000 during the three months ended September 30, 2013 and 2012, respectively.
Cash Flows from Financing Activities
On August 7, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement replaced the EWB Loan Agreement discussed below. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). We may request borrowings under the Revolving Credit Facility until August 7, 2015. The Loan Agreement replaced a previous agreement whereby we had an existing term loan balance of $29.2 million as of the date of the new Loan Agreement. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility, and no borrowings remain available thereunder.
On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced August 13, 2012 and expired on August 12, 2013. During the three months ended September 30, 2012, we repurchased 3,171,914 shares for a total cost of $31.3 million. Additionally, we repurchased 1,987,136 shares for a total cost of $23.1 million from October 1, 2012 through December 31, 2012. No shares were repurchased after December 31, 2012.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of September 30, 2013, we held $253.8 million of our $279.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
In May 2011, we filed a self-disclosure statement with the BIS and the OEE and, in June 2011, we filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”), regarding the compliance issues noted above. The disclosures address the above described findings and the remedial actions we have taken to date. However, the findings also indicate that both distributors continued to sell, directly or indirectly, our products into Iran during the period from February 2010 through March 2011 and that we received various communications from them indicating that they were continuing to do so. Since January 2011, we have cooperated with OEE and, prior to our disclosure filing, we informally shared with the OEE the substance of our findings with respect to both distributors. From May 2011 to August 2011, we provided additional information regarding our review and our findings to OEE to facilitate its investigation and OEE advised us in August 2011 that it had completed its investigation of us. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution of us and closed the investigation of us without penalty.
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

While we have taken actions designed to ensure that export classification information is distributed to the appropriate personnel in a timely manner and have adopted policies and procedures to promote our compliance with applicable export laws and regulations, including obtaining written distribution agreements with substantially all of our distributors that contain covenants requiring compliance with U.S. export control and economic sanctions law; notifying all of our distributors of their obligations and obtaining updated distribution agreements from distributors that account for approximately 99% of our distributor revenue in fiscal 2013. However we cannot be sure such actions will be effective. Additionally, our failure to amend all our distribution agreements and to implement more robust compliance controls immediately after the discovery of Iran-related sales activity in early 2010 may be aggravating factors that could impact the imposition of penalties imposed on us or our management. Based on the facts known to us to date, we recorded an expense of $1.6 million for this export compliance matter in fiscal 2010, which represents management’s estimated exposure for fines in accordance with applicable accounting literature. This amount was calculated from information discovered through our internal review and we deem this loss to be probable and reasonably estimable. However, we believe that it is reasonably possible that the loss may be higher, but we cannot reasonably estimate the range of any further potential losses. Should additional facts be discovered in the future and/or should actual fines or other penalties substantially differ from our estimates, our business, financial condition, cash flows and results of operations may be materially negatively impacted.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of September 30, 2013 or June 30, 2013.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at September 30, 2013.
Contractual Obligations and Off-Balance Sheet Arrangements
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2018.
On August 7, 2012, we entered into the Loan Agreement with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances, and (ii) a $50.0 million Term Loan Facility. We may request borrowings under the Revolving Credit Facility until August 7, 2015. The Loan Agreement replaced a previous agreement whereby we had an existing term loan balance of $29.2 million as of the date of the new Loan Agreement. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility bringing the total borrowed to $50.0 million, and no borrowings remain available thereunder. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012 we borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder.
The following table summarizes our contractual obligations as of September 30, 2013:

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,552	$2,061	$2,003	$1,302	$183	$53	$7,154
Debt payment obligations	3,750	6,875	39,375	10,000	15,000	—	75,000
Interest payments on debt payment obligations	1,383	1,723	1,043	532	125	—	4,806
Total	$6,685	$10,659	$42,421	$11,834	$15,308	$53	$86,960
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
As of September 30, 2013, we had $12.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
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

The following table shows our Non-GAAP financial measures:

	Three Months Ended September 30,
	2013	2012
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$41,228	$13,572
Non-GAAP diluted net income per share of common stock	$0.46	$0.15
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended September 30,
	2013	2012
	(In thousands, except per share amounts)
Net income and comprehensive income	$40,528	$13,179
Stock-based compensation:
Cost of revenues	144	81
Research and development	496	266
Sales, general and administrative	527	309
Tax effect of non-GAAP adjustments	(467)	(263)
Non-GAAP net income and comprehensive income	$41,228	$13,572
Non-GAAP diluted net income per share of common stock	$0.46	$0.15
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	89,473	92,925

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity

We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. The loans bear interest, at our option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (at our election for a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on our debt service coverage ratio for the most recently ended fiscal quarter. The base rate is the highest of (i) East West Bank’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, or (iii) the LIBOR rate plus a margin equal to 1.00%. Based on a sensitivity analysis, as of September 30, 2013, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our net income before income taxes in excess of $1.0 million over the next 12 months.
We had cash and cash equivalents of $279.7 million and $227.8 million as of September 30, 2013 and June 30, 2013, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three months ended September 30, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Anti-Counterfeiting Litigation
In May 2012, we filed a lawsuit in the U.S. federal court for the Northern District of California against Kozumi USA Corp. and its owner Shao Wei (William) Hsu. The lawsuit alleged that Kozumi and Mr. Hsu have engaged in intellectual property theft, and illegal manufacturing and sale of counterfeit Ubiquiti Networks products. In June 2012, the court granted our application for a temporary restraining order enjoining Kozumi and Mr. Hsu and anyone in active concert or participation with them from using our trademarks, destroying evidence of counterfeiting and infringement, or assisting, aiding or abetting any other person or business entity in engaging in or performing any of such activities. In September 2013, we entered into a settlement agreement with Mr. Hsu under which Mr. Hsu agreed to make certain payments to us, perform 500 hours of community service, attend an ethics course, and issue a letter of apology. Pursuant to the settlement, in October 2013, the U.S. federal court for the Northern District of California entered a judgment in favor of Ubiquiti Networks against Kozumi USA Corporation and Mr. Hsu for infringement of Ubiquiti trademarks and copyrights, and issued a stipulated permanent injunction enjoining Kozumi USA Corp., Mr. Hsu and their affiliates from infringing Ubiquiti Networks trademarks or copyrights in the future.
Export Compliance
In January 2011, OEE contacted us to request that we provide information related to our relationship with a logistics company in the UAE and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. It was in the course of this review that we identified the Iranian sales of Distributor 1 after February 2010 and the Iranian sales of Distributor 2. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our current system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 72% and 69% of our revenues in the three months ended September 30, 2013 and 2012, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”
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
Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two shareholder class action complaints were filed against us, certain of our officers and directors and the underwriters of our initial public offering in the United States District Court for the Northern District of California. On January 30, 2013, the plaintiffs filed an Amended Consolidated Complaint, which alleges claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a purported class of those who purchased our common stock between October 14, 2011 and August 9, 2012 and/or acquired our stock pursuant to or traceable to the registration statement for the initial public offering. The Amended Consolidated Complaint alleges that the defendants violated the federal securities laws by issuing false or misleading statements regarding the sale of counterfeit versions of our products. The consolidated complaint seeks, among other things, damages and interest, rescission, and attorneys’ fees and costs. On March 26, 2013 we filed a motion to dismiss the complaint. On April 30, 2013, the plaintiffs filed an opposition to our motion to dismiss. On August 27, 2013, the court held a hearing on the motion to dismiss, and its decision is pending.
We believe that the allegations in the consolidated complaint are without merit and intend to vigorously contest the litigation. However, there can be no assurance that we will be successful in our defense. Because the case is at a very early stage, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
Other
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Except as described above, we are not currently party to any litigation that we expect to be material; however, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims, or indemnify third parties, any of which could materially impact our business, financial condition and results of operations.
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
Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 98%, and 97% of our revenues in the three months ended September 30, 2013 and 2012, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.
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
Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three months ended September 30, 2013, revenues from Customer A and Customer B each represented 10% of our revenues. In the three months ended September 30, 2012, revenues from Customer B represented 15% of our revenues. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.
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
Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $129.7 million, $101.2 million, $83.2 million, $74.9 million and $61.5 million and our net income was $40.5 million, $28.8 million, $20.7 million, $17.8 million and $13.2 million in the three months ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has recently experienced substantial price volatility. For example, from our initial public offering through September 30, 2013, the price of our common stock ranged from $7.80 to $37.40 per share. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.
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

We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 72% and 69% of our revenues in the three months ended September 30, 2013 and 2012, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.
Sale of certain of our products into Iran, Cuba, Syria, the Sudan and North Korea is restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components and may be exported from and outside the United States only with the required authorization or eligibility for a license exception. Until early 2010, we lacked sufficient familiarity with the export control and sanctions laws and their applicability to our products. Our lack of sufficient familiarity was largely due to our lean corporate infrastructure, the inexperience of our management team in these matters and the fact that our products are manufactured outside the United States and most of our products never enter the United States. In early 2010, as a result of diligence undertaken in connection with the repurchase of our common stock and options in connection with the sale of our Series A preferred stock (the "Summit transaction"), we learned that our products could not be sold, directly or indirectly, into Iran and other countries subject to a U.S. embargo and we learned that some of our products were listed on the Commerce Control List in the EAR, and require authorization from the BIS, prior to export. We then began to evaluate the export controls and sanctions applicable to our product sales and to take steps to comply with these laws. For instance, we revised our standard form distribution agreements to clearly articulate the restrictions imposed by export control and sanctions laws governing business with embargoed countries, disabled downloads of our software by users in these countries, and obtained the required Commodity Classification Rulings for our encryption products as required by the EAR. In February 2011, our Audit Committee retained outside counsel to conduct a review of our export control compliance and possible sales of our products by third persons to embargoed countries. This review was conducted to fully respond to and cooperate with a request for information from OEE, relating to two foreign companies and the export classification of our products and to ensure that we were in compliance with the export control and sanctions laws. The review was completed in April 2011 and we took the actions described below as a result of our review. In May 2011, we filed a disclosure report regarding our findings as a result of this review with OEE. In August 2011, we received a warning letter from the OEE indicating that the OEE had completed its investigation of us, was closing out the matter without issuing a penalty, had not referred the matters described below for criminal or administrative prosecution and closed the investigation of us. In June 2011, we also filed a voluntary self-disclosure with OFAC, the results of which are still pending.
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
Section 404 of the Sarbanes-Oxley Act ("Section 404") requires our management to furnish a report on, and our independent registered public accounting firm to attest to,  the effectiveness of our internal control over financial reporting. We have implemented an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant resources to Section 404 compliance.  This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual and interim financial statements will not be prevented or detected on a timely basis.  In the event that our management or our independent registered public accounting firm determine that our internal control over financial reporting contains a material weakness as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
Unfavorable tax law changes, an unfavorable government review of our tax returns, changes in our geographic earnings mix, or imposition of withholding taxes on repatriated earnings could adversely affect our effective tax rate and our operating results.
We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of September 30, 2013, we held $253.8 million of our $279.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.

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
Our debt levels could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry.
As of June 30, 2012 we had $29.6 million of debt related to a term loan with East West Bank. Additionally, in August 2012 we increased the term loan facility to $50.0 million and entered into a revolving line of credit for up to another $50.0 million from East West Bank and U.S. Bank under a new loan agreement which replaced our prior loan agreement with East West Bank. As of September 30, 2013, our balance outstanding under these facilities was $75.0 million.
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
We have significant operations outside the United States. As of September 30, 2013, we held $253.8 million of our $279.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. Although we believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations, our expenses in the United States could increase faster than expected. If these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to bring cash into the United States and pay the attendant high tax rates or seek other available funding sources which could negatively impact our operating results, financial condition or stock price.
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
As of September 30, 2013, we had international operations in Hong Kong, Taiwan, China, Lithuania and Russia. We also sell to distributors outside the United States and for the three months ended September 30, 2013 and 2012, our revenues from sales outside the United States were 72% and 69%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Release of Claims Agreement between Ubiquiti Networks, Inc. and Jessica Zhou.	8-K	10.1	October 18, 2013

10.2	Offer Letter between Ubiquiti Networks, Inc. and David Hsieh.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

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

UBIQUITI NETWORKS, INC.

Dated:	November 7, 2013	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 7, 2013	By:	/s/ Craig L. Foster
Craig L. Foster

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Release of Claims Agreement between Ubiquiti Networks, Inc. and Jessica Zhou.	8-K	10.1	October 18, 2013

10.2	Offer Letter between Ubiquiti Networks, Inc. and David Hsieh.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.