Form 10-Q
period 2013-12-31
Ubiquiti Networks, Inc.
filed 2014-02-07
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 3, 2014, 87,786,093 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$305,553	$227,826
Accounts receivable, net of allowance for doubtful accounts of $1,800 and $2,200, respectively	36,809	35,884
Inventories	32,323	15,880
Current deferred tax asset	733	733
Prepaid income taxes	2,799	—
Prepaid expenses and other current assets	4,425	3,151
Total current assets	382,642	283,474
Property and equipment, net	6,793	5,976
Long-term deferred tax asset	4	4
Other long–term assets	3,105	2,886
Total assets	$392,544	$292,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,688	$36,187
Customer deposits	3,930	5,123
Deferred revenues	898	691
Income taxes payable	—	1,257
Debt - short-term	5,642	5,013
Other current liabilities	12,953	11,150
Total current liabilities	73,111	59,421
Long-term taxes payable	13,380	11,857
Debt - long-term	68,006	71,116
Deferred revenues - long-term	3,017	2,510
Total liabilities	157,514	144,904
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
87,739,935 and 87,213,803 outstanding at December 31, 2013 and June 30, 2013, respectively	88	87
Additional paid–in capital	140,255	134,982
Treasury stock—44,238,960 shares held in treasury at December 31, 2013 and June 30, 2013	(123,864)	(123,864)
Retained earnings	218,551	136,231
Total stockholders’ equity	235,030	147,436
Total liabilities and stockholders’ equity	$392,544	$292,340
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$138,439	$74,901	$268,126	$136,436
Cost of revenues	77,468	44,416	149,132	80,931
Gross profit	60,971	30,485	118,994	55,505
Operating expenses:
Research and development	8,077	5,052	14,394	9,763
Sales, general and administrative	5,774	5,314	11,584	9,848
Total operating expenses	13,851	10,366	25,978	19,611
Income from operations	47,120	20,119	93,016	35,894
Interest expense and other, net	(249)	(197)	(495)	(283)
Income before provision for income taxes	46,871	19,922	92,521	35,611
Provision for income taxes	5,079	2,119	10,201	4,629
Net income and comprehensive income	$41,792	$17,803	$82,320	$30,982
Net income per share of common stock:
Basic	$0.48	$0.20	$0.94	$0.35
Diluted	$0.47	$0.20	$0.92	$0.34
Weighted average shares used in computing net income per share of common stock:
Basic	87,661	88,094	87,536	89,532
Diluted	89,653	90,056	89,593	91,493
Cash dividends declared per common share	$—	$0.18	$—	$0.18
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income and comprehensive income	$82,320	$30,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,330	753
Provision for inventory obsolescence	925	875
Deferred taxes	1,523	—
Excess tax benefit from employee stock-based awards	(2,591)	(61)
Stock-based compensation	2,589	1,549
Write-off of intangible assets	74	—
Provision for doubtful accounts	(303)	1,200
Changes in operating assets and liabilities:
Accounts receivable	(622)	18,542
Inventories	(17,368)	(7,764)
Deferred cost of revenues	(246)	—
Prepaid income taxes	(2,799)	—
Prepaid expenses and other assets	(1,318)	(1,621)
Accounts payable	13,334	1,829
Taxes payable	1,334	4,407
Deferred revenues	714	10
Accrued liabilities and other	608	(176)
Net cash provided by operating activities	79,504	50,525
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(1,962)	(3,467)
Net cash used in investing activities	(1,962)	(3,467)
Cash Flows from Financing Activities:
Proceeds from term loan, net	—	50,833
Repayments on term loan balance	(2,500)	(1,833)
Repurchases of common stock	—	(54,354)
Payment of special common stock dividend	—	(15,652)
Proceeds from exercise of stock options	1,002	161
Excess tax benefit from employee stock-based awards	2,591	61
Tax withholdings related to net share settlements of restricted stock units	(908)	(33)
Net cash provided by (used in) financing activities	185	(20,817)
Net increase in cash and cash equivalents	77,727	26,241
Cash and cash equivalents at beginning of period	227,826	122,060
Cash and cash equivalents at end of period	$305,553	$148,301
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
Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develops high performance networking technology for service providers and enterprises.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2013 included in its Annual Report on Form 10-K, as filed on September 13, 2013 with the SEC (the “Annual Report”). The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for any future periods.
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
The Company did not have any financial assets recorded at fair value at December 31, 2013 or June 30, 2013. At December 31, 2013 and June 30, 2013 the Company had debt associated with its Loan and Security Agreement with East West Bank (see Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was determined to be a Level 2 measurement.
As of December 31, 2013 and June 30, 2013, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	December 31, 2013				June 30, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$73,648	$—	$73,648	$—	$76,129	$—	$76,129	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net income attributable to common stockholders	$41,792	$17,803	$82,320	$30,982
Denominator:
Weighted-average shares used in computing basic net income per share	87,661	88,094	87,536	89,532
Add—dilutive potential common shares:
Stock options	1,747	1,806	1,795	1,808
Restricted stock units	245	156	262	153
Weighted-average shares used in computing diluted net income per share	89,653	90,056	89,593	91,493
Net income per share of common stock:
Basic	$0.48	$0.20	$0.94	$0.35
Diluted	$0.47	$0.20	$0.92	$0.34

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Stock options	—	355	1	196
Restricted stock units	9	367	32	340
	9	722	33	536

NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Finished goods	$32,136	$15,618
Raw materials	187	262
	$32,323	$15,880

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Non-trade receivables	$1,546	$2,203
Other current assets	2,879	948
	$4,425	$3,151

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Testing equipment	$3,642	$3,309
Computer and other equipment	946	841
Tooling equipment	2,633	1,737
Furniture and fixtures	727	652
Leasehold improvements	2,421	1,858
Software	245	245
	10,614	8,642
Less: Accumulated depreciation and amortization	(3,821)	(2,666)
	$6,793	$5,976

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Intangible assets, net	$958	$1,029
Long-term deferred cost of revenues	1,431	1,185
Other long-term assets	716	672
	$3,105	$2,886

The Company's intangible assets consist primarily of legal costs associated with the application for and registration of the Company’s patents and trademarks. The Company recorded $25,000 and $175,000 of amortization of intangible assets during the three and six months ended December 31, 2013, respectively. The Company did not record any amortization of intangible assets during the three and six months ended December 31, 2012. The balance of accumulated amortization was $375,000 and $200,000 at December 31, 2013 and June 30, 2013, respectively. Estimated future amortization related to trademark registration fees is $56,000, $237,000, $237,000, $216,000, $54,000 and $3,000 for the remainder of fiscal 2014 and fiscal years 2015, 2016, 2017, 2018, and thereafter, respectively. The Company commences amortization of patent registration fees upon approval of the related patent, the timing of which is determined by the regulating authority and is outside the control of the Company. Therefore, future amortization expense related to patent registration fees by year cannot be reasonably estimated; however, upon approval of each patent, the Company expects to amortize the related capitalized fees over the estimated useful life of the patent.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Accrued compensation and benefits	$3,258	$2,712
Accrued accounts payable	479	323
Accrual for an export compliance matter	1,625	1,625
Warranty accrual	3,575	2,913
Other accruals	4,016	3,577
	$12,953	$11,150
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2013	2012
Beginning balance	$2,913	$1,381
Accruals for warranties issued during the period	2,698	1,684
Warranty costs incurred during the period	(2,036)	(1,115)
	$3,575	$1,950
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
The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of December 31, 2013, the Company was in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and liquidity ratio requirements.
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
During the three and six months ended December 31, 2013, the Company made aggregate payments of $1.3 million and $2.5 million, respectively, against the loan balance. During the three and six months ended December 31, 2012, the Company made aggregate payments of $1.3 million and $1.8 million, respectively, against the loan balance. As of December 31, 2013, the Company has classified $5.6 million and $68.0 million in short-term and long-term debt, respectively, on its condensed consolidated balance sheet related to the Loan Agreement.

The following table summarizes our estimated debt and interest payment obligations as of December 31, 2013 for the remainder of fiscal 2014 and future fiscal years (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Total
Debt payment obligations	$2,500	$6,875	$39,375	$10,000	$15,000	$73,750
Interest payments on debt payment obligations	911	1,723	1,043	532	125	4,334
Total	$3,411	$8,598	$40,418	$10,532	$15,125	$78,084
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through fiscal 2019.

At December 31, 2013, future minimum annual payments under operating leases for the remainder of fiscal 2014 and future fiscal years are as follows (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,184	$2,494	$2,497	$1,537	$297	$53	$8,062
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
OFAC is still reviewing the Company’s disclosure. In the Company’s submission, the Company provided OFAC with an explanation of the activities that led to the sales of its products in Iran and the failure to comply with the EAR and OFAC sanctions. Although the Company’s OFAC and OEE disclosures covered similar sets of facts, which led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that the Company’s actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of the Company’s ability to export its products, and/or referral for criminal prosecution. The penalties may be imposed against the Company and/or its management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed. The Company cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

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

NOTE 9—COMMON STOCK AND TREASURY STOCK
As of December 31, 2013 and June 30, 2013, the authorized capital of the Company included 500,000,000 shares of common stock. As of December 31, 2013, 131,978,895 shares of common stock were issued and 87,739,935 were outstanding. As of June 30, 2013, 131,452,763 shares of common stock were issued and 87,213,803 were outstanding.
Common Stock Repurchases
On August 9, 2012, the Company announced that its Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced August 13, 2012 and expired on August 12, 2013. The share repurchase program was funded with proceeds from the Loan Agreement as discussed in Note 7 and from existing cash on hand.

Common stock repurchase activity under the share repurchase program was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Estimated remaining balance available for share repurchase
August 13, 2012 – August 31, 2012	2,179,900	$8.88	$80,599
September 1, 2012 – September 30, 2012	992,014	$11.93	$68,742
October 1, 2012 - October 31, 2012	371,665	$11.72	$64,377
November 1, 2012 - November 30, 2012	657,700	$11.16	$57,024
December 1, 2012 - December 31, 2012	957,771	$11.86	$45,646
Total	5,159,050	$10.52	$45,646
The Company did not repurchase any of its common stock from January 1, 2013 through August 12, 2013, the date that the plan expired.
Special Dividend

On December 14, 2012, the Company announced that its Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012. The dividend payment was funded using proceeds from the Loan Agreement as discussed in Note 7.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2013, the Company had 5,620,284 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of sales	$148	$104	$292	$185
Research and development	553	401	1,049	667
Sales, general and administrative	721	388	1,248	697
	$1,422	$893	$2,589	$1,549

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2013:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2013	3,614,262	$3.07
Exercised	(455,980)	2.20
Forfeitures and cancellations	(107,318)	10.55
Balance, December 31, 2013	3,050,964	$2.93	5.65	$131,270
Vested and expected to vest as of December 31, 2013	3,016,040	$2.85	5.61	$130,033
Vested and exercisable as of December 31, 2013	2,421,183	$1.30	4.97	$108,131
During the three months ended December 31, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.8 million and $185,000, respectively, as determined as of the date of option exercise. During the six months ended December 31, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $13.7 million and $363,000, respectively, as determined as of the date of option exercise.

As of December 31, 2013, the Company had unrecognized compensation costs of $2.6 million related to stock options which the Company expects to recognize over a weighted-average period of 2.6 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and six months ended December 31, 2013. For the three and six months ended December 31, 2012, the fair value of employee stock options was estimated using the following weighted average assumptions:

Three And Six Months Ended December 31, 2012
Expected term	6.1 years
Expected volatility	52%
Risk-free interest rate	0.8%
Expected dividend yield	—
Weighted average grant date fair value	$5.37

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2013	744,906	$14.74
RSUs granted	77,033	32.48
RSUs vested	(100,431)	16.09
RSUs canceled	(188,905)	14.98
Non-vested RSUs, December 31, 2013	532,603	$16.96
The intrinsic value of RSUs vested in the three months ended December 31, 2013 and 2012 was $1.5 million and $142,000, respectively. The intrinsic value of RSUs vested in the six months ended December 31, 2013 and 2012 was $2.9 million and $233,000, respectively.

As of December 31, 2013, there was unrecognized compensation costs related to RSUs of $7.0 million which the Company expects to recognize over a weighted average period of 3.2 years.
NOTE 11—INCOME TAXES
As of December 31, 2013, the Company had approximately $13.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At December 31, 2013, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $1.0 million for the three months ended December 31, 2013. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded income tax provisions of $5.1 million and $10.2 million for the three and six months ended December 31, 2013, respectively. The Company’s estimated 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
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

•	Enterprise Technology includes the Company's UniFi, mFi and airVision platforms.

Revenues by product type for the three and six months ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
Service Provider Technology	$111,454	81%	$68,170	91%	$205,671	77%	$119,787	88%
Enterprise Technology	26,985	19%	6,731	9%	62,455	23%	16,649	12%
Total revenues	$138,439	100%	$74,901	100%	$268,126	100%	$136,436	100%
The Company generally forwards products directly from its manufacturers to its customers via logistics distribution hubs in Asia.  Beginning in the quarter ended December 31, 2012, the Company's products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, the Company's products were predominantly delivered to its customers through distribution hubs in Hong Kong.  The Company's logistics provider, in turn, ships to other locations throughout the world. The Company has determined the geographical distribution of product revenues based upon the customer's ship-to destinations.

Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
North America(1)	$32,567	24%	$12,106	16%	$70,000	26%	$32,467	24%
South America	27,992	20%	17,081	23%	48,768	18%	27,324	20%
Europe, the Middle East and Africa	58,842	42%	35,929	48%	111,708	42%	59,073	43%
Asia Pacific	19,038	14%	9,785	13%	37,650	14%	17,572	13%
Total revenues	$138,439	100%	$74,901	100%	$268,126	100%	$136,436	100%

(1)
Revenue for the United States was $31.1 million and $11.4 million for the three months ended December 31, 2013 and 2012, respectively. Revenue for the United States was $67.3 million and $30.7 million for the six months ended December 31, 2013 and 2012, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2013	2012	2013	2012	2013	2013
Customer A	17%	15%	14%	12%	20%	12%
Customer B	*	14%	*	*	11%	11%
Customer C	*	*	*	*	16%	15%
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. Expenses incurred will be included in the Company's sales, general and administrative expenses under its Consolidated Statements of Operations.

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
Our revenues increased 85% to $138.4 million in the three months ended December 31, 2013 from $74.9 million in the three months ended December 31, 2012. Our revenues increased 97% to $268.1 million in the six months ended December 31, 2013 from $136.4 million in the six months ended December 31, 2012. We believe the overall increase in revenues during the three and six months ended December 31, 2013 was driven by increased adoption of our service provider and enterprise technologies. Additionally, during three and six months ended December 31, 2012, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues. We had net income of $41.8 million and $17.8 million in the three months ended December 31, 2013 and 2012, respectively. We had net income of $82.3 million and $31.0 million in the six months ended December 31, 2013 and 2012, respectively. The increase in net income in both the three and six months ended December 31, 2013 as compared to the same periods in the prior year was primarily due to the increase in revenues.
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
We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 98% and 97% of our revenues in the three months ended December 31, 2013 and 2012, respectively. Sales to distributors accounted for 98% and 97% of our revenues in the six months ended December 31, 2013 and 2012, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.
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

Deferred Revenues and Costs
In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. At December 31, 2013, $2.7 million of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured. At June 30, 2013, $2.2 million of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured. The related deferred cost of revenues balance was $1.4 million and $1.2 million at December 31, 2013 and June 30, 2013, respectively.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of December 31, 2013 and June 30, 2013, we had deferred revenues of $1.3 million and $1.0 million respectively, related to these obligations.
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
Results of Operations
Comparison of Three and Six Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	(In thousands, except percentages)
Revenues	$138,439	100%	$74,901	100%	$268,126	100%	$136,436	100%
Cost of revenues	77,468	56%	44,416	59%	149,132	56%	80,931	59%
Gross profit	60,971	44%	30,485	41%	118,994	44%	55,505	41%
Operating expenses:
Research and development	8,077	6%	5,052	7%	14,394	5%	9,763	7%
Sales, general and administrative	5,774	4%	5,314	7%	11,584	4%	9,848	7%
Total operating expenses	13,851	10%	10,366	14%	25,978	9%	19,611	14%
Income from operations	47,120	34%	20,119	27%	93,016	35%	35,894	27%
Interest expense and other, net	(249)	*	(197)	*	(495)	*	(283)	*
Income before provision for income taxes	46,871	34%	19,922	27%	92,521	35%	35,611	26%
Provision for income taxes	5,079	4%	2,119	3%	10,201	4%	4,629	3%
Net income and comprehensive income	$41,792	30%	$17,803	24%	$82,320	31%	$30,982	23%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$148		$104		$292		$185
Research and development	553		401		1,049		667
Sales, general and administrative	721		388		1,248		697
Total stock-based compensation	$1,422		$893		$2,589		$1,549
Revenues
Revenues increased $63.5 million, or 85%, from $74.9 million in the three months ended December 31, 2012 to $138.4 million in the three months ended December 31, 2013. Revenues increased $131.7 million, or 97%, from $136.4 million in the six months ended December 31, 2012 to $268.1 million in the six months ended December 31, 2013. We believe the overall increase in revenues during both the three and six months ended December 31, 2013 was driven by increased adoption of our service provider and enterprise technologies. Additionally, during the three and six months ended December 31, 2012, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues.
In the three and six months ended months ended December 31, 2013, revenues from Customer A represented 17% and 14% of our revenues, respectively. In the three months ended December 31, 2012, revenues from Customer A and Customer B represented 15% and 14%, respectively. In the six months ended December 31, 2012, revenues from Customer A represented 12% of our revenues.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	(in thousands, except percentages)
Service Provider Technology	$111,454	81%	$68,170	91%	$205,671	77%	$119,787	88%
Enterprise Technology	26,985	19%	6,731	9%	62,455	23%	16,649	12%
Total revenues	$138,439	100%	$74,901	100%	$268,126	100%	$136,436	100%

Revenues from Service Provider Technologies increased $43.3 million, or 63%, from $68.2 million in the three months ended December 31, 2012 to $111.5 million in the three months ended December 31, 2013. Revenues from Service Provider Technologies increased $85.9 million, or 72%, from $119.8 million in the six months ended December 31, 2012 to $205.7 million in the six months ended December 31, 2013. The increases in both periods were primarily due to continued expansion of core infrastructure build-outs in our wireless markets. Additionally, we believe we experienced significant lost sales during the three and six months ended December 31, 2012 due to the proliferation of counterfeit versions of our products as discussed above.
Enterprise Technology revenues increased $20.3 million, or 301% from $6.7 million in the three months ended December 31, 2012 to $27.0 million in the three months ended December 31, 2013. Enterprise Technology revenues increased $45.8 million, or 275% from $16.6 million in the six months ended December 31, 2012 to $62.5 million in the six months ended December 31, 2013. The increase in Enterprise Technology revenues during both the three and six months ended December 31, 2013 was due primarily to product expansion and further adoption of our UniFi technology platform.
Revenues by Geography

We generally forward products directly from our contract manufacturers to our customers via logistics distribution hubs in Asia.  Beginning in the quarter ended December 31, 2012, our products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, our products were predominantly delivered to our customers through distribution hubs in Hong Kong.  Our logistics provider, in turn, ships to other locations throughout the world. We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers. For the three and six months ended December 31, 2013, revenues in all regions increased due to increased adoption of our Service Provider and Enterprise Technologies. Additionally, during the three and six months ended December 31, 2012, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases.

The following are our revenues by geography for the three and six months ended December 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
North America(1)	$32,567	24%	$12,106	16%	$70,000	26%	$32,467	24%
South America	27,992	20%	17,081	23%	48,768	18%	27,324	20%
Europe, the Middle East and Africa	58,842	42%	35,929	48%	111,708	42%	59,073	43%
Asia Pacific	19,038	14%	9,785	13%	37,650	14%	17,572	13%
Total revenues	$138,439	100%	$74,901	100%	$268,126	100%	$136,436	100%

(1)
Revenue for the United States was $31.1 million and $11.4 million for the three months ended December 31, 2013 and 2012, respectively. Revenue for the United States was $67.3 million and $30.7 million for the six months ended December 31, 2013 and 2012, respectively.

Cost of Revenues and Gross Profit
Cost of revenues increased $33.1 million, or 74%, from $44.4 million in the three months ended December 31, 2012 to $77.5 million in the three months ended December 31, 2013. Cost of revenues increased $68.2 million, or 84%, from $80.9 million in the six months ended December 31, 2012 to $149.1 million in the three months ended December 31, 2013. The increase in cost of revenues in both the three and six months ended December 31, 2013 was primarily due to increased revenues and to a lesser extent, changes in product mix.
Gross profit increased to 44% in the three months ended December 31, 2013 compared to 41% in the three months ended December 31, 2012, and increased to 44% in the six months ended December 31, 2013 compared to 41% in the six months ended December 31, 2012, reflecting a high level of revenue growth, increasing economies of scale and changes in product mix.
Operating Expenses
Research and Development
Research and development expenses increased $3.0 million, or 60%, from $5.1 million in the three months ended December 31, 2012 to $8.1 million in the three months ended December 31, 2013. As a percentage of revenues, research and development expenses decreased from 7% in the three months ended December 31, 2012 to 6% in the three months ended December 31, 2013. Research and development expenses increased $4.6 million, or 47%, from $9.8 million in the six months ended December 31, 2012 to $14.4 million in the six months ended December 31, 2013. As a percentage of revenues, research and development expenses decreased from 7% in the six months ended December 31, 2012 to 5% in the six months ended December 31, 2013. The increase in research and development expenses in absolute dollars in both periods was primarily due to increases in headcount as we broadened our research and development activities to new product areas. As a percentage of revenues, research and development expenses decreased primarily due to our overall increase in revenues. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $460,000, or 9%, from $5.3 million in the three months ended December 31, 2012 to $5.8 million in the three months ended December 31, 2013. As a percentage of revenues, sales, general and administrative expenses decreased from 7% in the three months ended December 31, 2012 to 4% in the three months ended December 31, 2013. Sales, general and administrative expenses increased $1.7 million, or 18%, from $9.8 million in the six months ended December 31, 2012 to $11.6 million in the six months ended December 31, 2013. As a percentage of revenues, sales, general and administrative expenses decreased from 7% in the six months ended December 31, 2012 to 4% in the six months ended December 31, 2013. The slight increase in sales, general and administrative expenses in the three months ended December 31, 2013 compared to the same period in the prior year was primarily due to increased marketing activity and headcount to further expand our marketing and administrative functions and increased professional fees to support our revenue growth, partially offset by decreases in legal fees from reduced spending on anti-counterfeiting efforts and decreases to our allowance for doubtful accounts. Sales, general and administrative expenses increased in the six months ended December 31, 2013 compared to the same period in the prior year, primarily due to increased professional fees, primarily related to the ancillary support of certain management functions, increased marketing activity and overall increases in headcount to further expand our marketing and administrative functions to support our revenue growth, partially offset by decreases in legal fees from reduced spending on anti-counterfeiting efforts and decreases to our allowance for doubtful accounts. As a percentage of revenues, sales, general and administrative expenses decreased in both periods primarily due to our overall revenue increase. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support our business and operations.
Interest Expense and Other, Net
Interest expense and other, net was $249,000 for the three months ended December 31, 2013, representing an increase of $52,000 from $197,000 for the three months ended December 31, 2012. Interest expense and other, net was $495,000 for the six months ended December 31, 2013, representing an increase of $212,000 from $283,000 for the six months ended December 31, 2012. The increase in interest expense and other, net during the three and six months ended December 31, 2013 compared to the same period in the prior year was primarily due to additional interest expense resulting from our increased borrowings from East West Bank during both the three and six months ended December 31, 2012.
Provision for Income Taxes
Our provision for income taxes increased $3.0 million, or 140%, from $2.1 million for the three months ended December 31, 2012 to $5.1 million for the three months ended December 31, 2013. Our effective tax rate remained flat at 11% for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Our provision for income taxes increased $5.6 million, or 120%, from $4.6 million for the six months ended December 31, 2012 to $10.2 million for the six months ended December 31, 2013. Our effective tax rate decreased to 11% for the six months ended ended December 31, 2013 as compared to 13% in the six months ended December 31, 2012. The lower effective tax rate in the six months ended December 31, 2013 was primarily due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. Cash and cash equivalents increased from $227.8 million at June 30, 2013 to $305.6 million at December 31, 2013.

Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$79,504	$50,525
Net cash used in investing activities	(1,962)	(3,467)
Net cash provided by (used in) financing activities	185	(20,817)
Net increase in cash and cash equivalents	$77,727	$26,241
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2013 of $79.5 million consisted primarily of net income of $82.3 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $6.4 million. These changes consisted primarily of a $17.4 million increase in inventory due to our efforts to build warehouse stock levels and ultimately decrease lead times, a $13.9 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $2.8 million increase in prepaid taxes due to the timing of federal tax payments, a $1.3 million increase in taxes payable and a and a $1.3 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases in our allowance for doubtful accounts, a write-off of our intangible assets and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $3.5 million.

Net cash provided by operating activities in the six months ended December 31, 2012 of $50.5 million consisted primarily of net income of $31.0 million and net changes in operating assets and liabilities that resulted in net cash inflows of $15.2 million. These changes consisted primarily of a $18.5 million decrease in accounts receivable due to decreased revenues and improved cash collections, a $1.7 million increase in accounts payable and accrued liabilities due to the timing of payments with our vendors, a $4.4 million increase in taxes payable due the timing of federal tax payments and a $1.6 million increase in prepaid expenses and other current assets due to an increase in overall business activity. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for doubtful accounts and write-downs for inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $4.3 million.
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the six months ended December 31, 2013 and 2012 were $1.8 million and $2.6 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $153,000 and $814,000 during the six months ended December 31, 2013 and 2012, respectively.
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
On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced August 13, 2012 and expired on August 12, 2013. During the six months ended December 31, 2012, we repurchased 5,159,050 shares for a total cost of $54.4 million.

On December 14, 2012, we announced that our Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012. We do not anticipate paying any cash dividends in the foreseeable future.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of December 31, 2013, we held $285.9 million of our $305.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
OFAC is still reviewing our disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE disclosures covered similar sets of facts, which led OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. The penalties may be imposed against us and/or our management. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. Any such fines or restrictions may be material to our financial results in the period in which they are imposed. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and have a material adverse effect on our business. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.

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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of December 31, 2013 or June 30, 2013.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at December 31, 2013.
Contractual Obligations and Off-Balance Sheet Arrangements
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2019.
On August 7, 2012, we entered into the Loan Agreement with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances, and (ii) a $50.0 million Term Loan Facility. We may request borrowings under the Revolving Credit Facility until August 7, 2015. The Loan Agreement replaced a previous agreement whereby we had an existing term loan balance of $29.2 million as of the date of the new Loan Agreement. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility bringing the total borrowed to $50.0 million, and no borrowings remain available thereunder. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012 we borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder. As of December 31, 2013 we have made aggregate payments of $6.3 million against the Term Loan Facility.
The following table summarizes our contractual obligations as of December 31, 2013 for the remainder of fiscal 2014 and future fiscal years:

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,184	$2,494	$2,497	$1,537	$297	$53	$8,062
Debt payment obligations	2,500	6,875	39,375	10,000	15,000	—	73,750
Interest payments on debt payment obligations	911	1,723	1,043	532	125	—	4,334
Total	$4,595	$11,092	$42,915	$12,069	$15,422	$53	$86,146
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.
As of December 31, 2013, we had $13.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
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
Non-GAAP Financial Measures
Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our condensed consolidated financial results presented in accordance with GAAP, we use Non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described below. Management believes that these Non-GAAP financial measures reflect an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. Non-GAAP financial measures used by us include net income and diluted net income per share.
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

The following table shows our Non-GAAP financial measures:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$42,645	$18,339	$83,873	$31,911
Non-GAAP diluted net income per share of common stock	$0.48	$0.20	$0.94	$0.35
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

The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income and comprehensive income	$41,792	$17,803	$82,320	$30,982
Stock-based compensation:
Cost of revenues	148	104	292	185
Research and development	553	401	1,049	667
Sales, general and administrative	721	388	1,248	697
Tax effect of non-GAAP adjustments	(569)	(357)	(1,036)	(620)
Non-GAAP net income and comprehensive income	$42,645	$18,339	$83,873	$31,911
Non-GAAP diluted net income per share of common stock	$0.48	$0.20	$0.94	$0.35
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	89,653	90,056	89,593	91,493

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Loan Agreement. Interest will accrue on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread shall be determined based on the debt service ratio for the preceding four fiscal quarter period. The loans bear interest, at our option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (at our election for a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on our debt service coverage ratio for the most recently ended fiscal quarter. The base rate is the highest of (i) East West Bank’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, or (iii) the LIBOR rate plus a margin equal to 1.00%. Based on a sensitivity analysis, as of December 31, 2013, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our net income before income taxes in excess of $1.0 million over the next 12 months.
We had cash and cash equivalents of $305.6 million and $227.8 million as of December 31, 2013 and June 30, 2013, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three months ended December 31, 2013, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Anti-Counterfeiting Litigation
In May 2012, we filed a lawsuit in the U.S. federal court for the Northern District of California against Kozumi USA Corp. and its owner Shao Wei (William) Hsu. The lawsuit alleged that Kozumi and Mr. Hsu have engaged in intellectual property theft, and illegal manufacturing and sale of counterfeit Ubiquiti Networks products. In June 2012, the court granted our application for a temporary restraining order enjoining Kozumi and Mr. Hsu and anyone in active concert or participation with them from using our trademarks, destroying evidence of counterfeiting and infringement, or assisting, aiding or abetting any other person or business entity in engaging in or performing any of such activities. In September 2013, we entered into a settlement agreement with Mr. Hsu under which Mr. Hsu agreed to make certain payments to us, perform 500 hours of community service, attend a business ethics course, and issue a formal letter of apology. Pursuant to the settlement, in October 2013, the U.S. federal court for the Northern District of California entered a judgment in favor of Ubiquiti Networks against Kozumi USA Corporation and Mr. Hsu for infringement of Ubiquiti trademarks and copyrights, and issued a stipulated permanent injunction enjoining Kozumi USA Corp., Mr. Hsu and their affiliates from infringing Ubiquiti Networks trademarks or copyrights in the future.
Export Compliance
In January 2011, OEE contacted us to request that we provide information related to our relationship with a logistics company in the UAE and with a company in Iran, as well as information on the export classification of our products. As a result of this inquiry we, assisted by outside counsel, conducted a review of our export transactions from 2008 through March 2011 to not only gather information responsive to OEE’s request but also to review our overall compliance with export control and sanctions laws. We believe our products have been sold into Iran by third parties. We do not believe that we directly sold, exported or shipped our products into Iran or any other country subject to a U.S. embargo. However, until early 2010, we did not prohibit our distributors from selling our products into Iran or any other country subject to a U.S. embargo. It was in the course of this review that we identified the Iranian sales of Distributor 1 after February 2010 and the Iranian sales of Distributor 2. Our review also found that while we had obtained required Commodity Classification Rulings for our products in June 2010 and November 2010, we did not advise our shipping personnel to change the export authorizations used on our shipping documents until February 2011. During the course of our export control review, we also determined that we had failed to maintain adequate records for the five year period required by the EAR and the sanctions regulations due to our lack of infrastructure and because it was prior to our transition to our current system of record, NetSuite. See “Risk Factors—We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 75% and 77% of our revenues in the six months ended December 31, 2013 and 2012, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.”
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
OFAC is still reviewing our disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE disclosures covered similar sets of facts that led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. The penalties may be imposed against us and/or our management. Any such fines or restrictions may be material to our financial results in the period in which they are imposed. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and have a material adverse effect on our business, operating results and financial condition. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.
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
Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 98%, and 97% of our revenues in the six months ended December 31, 2013 and 2012, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.
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
Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three and six months ended months ended December 31, 2013, revenues from Customer A represented 17% and 14% of our revenues, respectively. In the three months ended December 31, 2012, revenues from Customer A and Customer B represented 15% and 14%, respectively. In the six months ended December 31, 2012, revenues from Customer A represented 12% of our revenues. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.

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
Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $138.4 million, $129.7 million, $101.2 million, $83.2 million and $74.9 million and our net income was $41.8 million, $40.5 million, $28.8 million, $20.7 million and $17.8 million in the three months ended December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has recently experienced substantial price volatility. For example, from our initial public offering through December 31, 2013, the price of our common stock ranged from $7.80 to $46.88 per share. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.
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
Substantially all of our products currently include chipsets from Qualcomm Atheros. To the extent we are unable to secure an adequate supply of chipsets from Qualcomm Atheros, we would be required to redesign our products to incorporate components from alternative sources, a process which would cause significant delays and would adversely impact our revenues. We maintain a stockpile chipsets, however it may not be sufficient to cover the time it would take to re-engineer our products to replace the Qualcomm Atheros chipsets. Furthermore, if we sought a suitable second source for Qualcomm Atheros chipsets in our products, there can be no assurances that we would be able to successfully second source our chipsets on acceptable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our product designs to accommodate these different chipsets.
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
We have retained the services of third party logistics and warehousing providers in China. The failure or inability of these service providers to safeguard and to accurately segregate, record and report our inventory could disrupt our business and harm our reputation and operating results.
Beginning in the quarter ended December 31, 2012, we began using third party logistics and warehousing providers in China to fulfill the majority of our worldwide sales. Prior to that, our shipments were mainly fulfilled by our contract manufacturers. Depending on the terms of our arrangements with the contract manufacturers, legal title to this inventory may belong to them or to us. We rely on our third party logistics and warehousing providers to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. We also rely on our third party logistics and warehousing providers to efficiently manage and track the delivery of products from the warehouse. Further, we rely on our third party logistics provider to safeguard our inventory, which accounts for a vast majority of our inventory balance. If these service providers fail to safeguard and to accurately segregate and record our inventory or manage and track the delivery of products, the resulting product loss and/or administrative burden could have a material adverse effect on our business, operating results and financial condition.

Our third party logistics and warehousing providers in China may fail to deliver products to our customers in an accurate and timely manner, which could harm our reputation and operating results.
We rely on third party logistics and warehousing providers in China to accurately deliver on a timely basis our products to our customers. However, due to factors out of our control, these third party logistics providers could fail to deliver the correct product or to deliver products in a timely manner. Any delay in delivery of our products or inaccurate delivery of our products to our customers could create dissatisfaction among our customers and harm our reputation. Such failure to deliver products to our customers in an accurate and timely manner could also have a material adverse effect on our business, operating results and financial condition.
We have recently increased our levels of inventory of finished products and are exposed to the risk of carrying excess or obsolete products.
With the use of third party logistics and warehousing providers, we have increased our levels of inventory of finished products and are exposed to the risk of carrying excess or obsolete products. In particular, our inventory balance increased 104% from June 30, 2013 to December 31, 2013. We are also faced with the same risk with respect to the Qualcomm Atheros chipsets and other components necessary to ensure a continuous supply of finished products. If demand for competing or newer versions of our products accelerates more rapidly than we expect, we could be required to write-off excess products for which demand has eroded which could have a material adverse effect on our business, operating results and financial condition.
We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 75% and 77% of our revenues in the six months ended December 31, 2013 and 2012, respectively. Although we did not intend to do so, we have violated certain of these laws in the past, and we cannot currently assess the nature and extent of any fines or other penalties, if any, that U.S. governmental agencies may impose against us or our employees for any such violations. Any fines, if materially different from our estimates, or other penalties, could have a material adverse effect on our business and financial results.
Sale of certain of our products into Iran, Cuba, Syria, the Sudan and North Korea is restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components and may be exported from and outside the United States only with the required authorization or eligibility for a license exception. Until early 2010, we lacked sufficient familiarity with the export control and sanctions laws and their applicability to our products. Our lack of sufficient familiarity was largely due to our lean corporate infrastructure, the inexperience of our management team in these matters and the fact that our products are manufactured outside the United States and most of our products never enter the United States. In early 2010, as a result of diligence undertaken in connection with the repurchase of our common stock and options in connection with the sale of our Series A preferred stock (the "Summit transaction"), we learned that our products could not be sold, directly or indirectly, into Iran and other countries subject to a U.S. embargo and we learned that some of our products were listed on the Commerce Control List in the EAR, and require authorization from the BIS, prior to export. We then began to evaluate the export controls and sanctions applicable to our product sales and to take steps to comply with these laws. For instance, we revised our standard form distribution agreements to clearly articulate the restrictions imposed by export control and sanctions laws governing business with embargoed countries, disabled downloads of our software by users in these countries, and obtained the required Commodity Classification Rulings for our encryption products as required by the EAR. In February 2011, our Audit Committee retained outside counsel to conduct a review of our export control compliance and possible sales of our products by third persons to embargoed countries. This review was conducted to fully respond to and cooperate with a request for information from OEE, relating to two foreign companies and the export classification of our products and to ensure that we were in compliance with the export control and sanctions laws. The review was completed in April 2011 and we took the actions described below as a result of our review. In May 2011, we filed a disclosure report regarding our findings as a result of this review with OEE. In August 2011, we received a warning letter from the OEE indicating that the OEE had completed its investigation of us, was closing out the matter without issuing a penalty, had not referred the matters described below for criminal or administrative prosecution and closed the investigation of us. In June 2011, we also filed a self-disclosure with OFAC, the results of which are still pending.
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
OFAC is still reviewing our disclosure. In our submission, we have provided OFAC with an explanation of the activities that led to the sales of our products in Iran and the failure to comply with the EAR and OFAC sanctions. Although our OFAC and OEE disclosures covered similar sets of facts that led the OEE to resolve the case with the issuance of a warning letter, OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. The maximum civil monetary penalty for the violations is up to $250,000 or twice the value of the transaction, whichever is greater, per violation. The penalties may be imposed against us and/or our management. Any such fines or restrictions may be material to our financial results in the period in which they are imposed. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and have a material adverse effect on our business, operating results and financial condition. We cannot predict when OFAC will complete its review or decide upon the imposition of possible penalties.
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

We have limited experience and personnel to manage our supply chain, our contract manufacturers and our third party logistics services providers, which may cause us to experience lower product margins, impair product quality and result in our inability to fulfill demand for our products and solutions.
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
Section 404 of the Sarbanes-Oxley Act ("Section 404") requires our management to furnish a report on, and our independent registered public accounting firm to attest to,  the effectiveness of our internal control over financial reporting. We have implemented an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant resources to Section 404 compliance.  This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual and interim financial statements will not be prevented or detected on a timely basis.  Although no material weaknesses have been identified in our internal control over financial reporting, in the event that our management or our independent registered public accounting firm determine that our internal control over financial reporting contains a material weakness as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
Unfavorable tax law changes, an unfavorable government review of our tax returns, changes in our geographic earnings mix, or imposition of withholding taxes on repatriated earnings could adversely affect our effective tax rate and our operating results.
We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of December 31, 2013, we held $285.9 million of our $305.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.
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
A large percentage of our research and development operations are conducted in Taiwan, Lithuania, Illinois, New York, Los Angeles, Russia and Poland, and our ability to introduce new products and support our existing products cost effectively depends on our ability to manage these disparate development sites successfully.
Our success depends on our ability to enhance current products and develop new products rapidly and cost effectively. We currently have a number of our research and development personnel in Taiwan, Lithuania, Illinois, New York, Los Angeles, Russia and Poland. In addition to our corporate headquarters in California, we must successfully allocate product development activities across the various development centers and manage them in such a manner as to meet our time to market windows while maintaining product consistency and quality. We could incur unexpected costs or delays in product development at these remote facilities that could impair our ability to meet market windows or cause us to forego certain new product opportunities.
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
As of June 30, 2012 we had $29.6 million of debt related to a term loan with East West Bank. Additionally, in August 2012 we increased the term loan facility to $50.0 million and entered into a revolving line of credit for up to another $50.0 million from East West Bank and U.S. Bank under a new loan agreement which replaced our prior loan agreement with East West Bank. As of December 31, 2013, our balance outstanding under these facilities was $73.8 million.
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
We have significant operations outside the United States. As of December 31, 2013, we held $285.9 million of our $305.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. Although we believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations, our expenses in the United States could increase faster than expected. If these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to bring cash into the United States and pay the attendant high tax rates or seek other available funding sources which could negatively impact our operating results, financial condition or stock price.
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
As of December 31, 2013, we had international operations in Hong Kong, Taiwan, China, Lithuania, Russia and Poland. We also sell to distributors outside the United States and for the six months ended December 31, 2013 and 2012, our revenues from sales outside the United States were 75% and 77%, respectively. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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

Security vulnerabilities in our products, services and systems could lead to reduced revenues and claims against us.

The quality and performance of some of our products and services may depend upon their ability to withstand cyber attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Some of our products and services also involve the storage and transmission of users' and customers' proprietary information which may be the target of cyber attacks. Hardware and software that we produce or procure from third parties also may contain defects in manufacture or design, including bugs and other problems, which could compromise their ability to withstand cyber attacks.

We may have experienced cyber attacks in the past, and may experience cyber attacks in the future. As a result, unauthorized parties may have obtained, and may in the future obtain, access to our systems, data or our users' or customers' data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users' or customers' data.  Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

The costs to us to eliminate or alleviate cyber threats or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company. The risk that these types of events could seriously harm our business is likely to increase as we expand the web-based products and services that we offer. Any such event could have a material adverse effect on our business, operating results, and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. As provided by the Audit Committee Charter, the Audit Committee reviewed and approved this lease transaction. The Company believes that the terms under the Aircraft Lease Agreement are no less favorable to the Company than what the Company could have obtained from unaffiliated third parties. Expenses incurred will be included in the Company's sales, general and administrative expenses under its Consolidated Statements of Operations.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLC, dated November 13, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

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

UBIQUITI NETWORKS, INC.

Dated:	February 6, 2014	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 6, 2014	By:	/s/ Craig L. Foster
Craig L. Foster

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLC, dated November 13, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.