Form 10-Q
period 2014-03-31
Ubiquiti Networks, Inc.
filed 2014-05-09
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of May 5, 2014, 88,099,761 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2014	June 30, 2013(1)
Assets
Current assets:
Cash and cash equivalents	$291,670	$227,826
Accounts receivable, net of allowance for doubtful accounts of $1,400 and $2,200, respectively	49,530	35,884
Inventories	66,004	15,880
Current deferred tax asset	903	733
Prepaid income taxes	5,052	—
Prepaid expenses and other current assets	11,578	3,151
Total current assets	424,737	283,474
Property and equipment, net	7,174	5,976
Long-term deferred tax asset	—	4
Other long–term assets	2,662	2,886
Total assets	$434,573	$292,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,375	$36,187
Customer deposits	4,347	5,123
Deferred revenues	1,126	691
Income taxes payable	—	1,257
Debt - short-term	6,269	5,013
Other current liabilities	9,746	11,150
Total current liabilities	67,863	59,421
Long-term taxes payable	14,012	11,857
Debt - long-term	66,139	71,116
Deferred revenues - long-term	2,670	2,510
Total liabilities	150,684	144,904
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
88,064,987 and 87,213,803 outstanding at March 31, 2014 and June 30, 2013, respectively	88	87
Additional paid–in capital	143,915	134,982
Treasury stock—44,238,960 shares held in treasury at March 31, 2014 and June 30, 2013	(123,864)	(123,864)
Retained earnings	263,750	136,231
Total stockholders’ equity	283,889	147,436
Total liabilities and stockholders’ equity	$434,573	$292,340
(1) Derived from audited consolidated financial statements as of and for the year ended June 30, 2013.

See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	$148,331	$83,155	$416,457	$219,591
Cost of revenues	82,719	47,690	231,851	128,621
Gross profit	65,612	35,465	184,606	90,970
Operating expenses:
Research and development	9,413	5,677	23,807	15,440
Sales, general and administrative	6,064	6,285	17,648	16,133
Total operating expenses	15,477	11,962	41,455	31,573
Income from operations	50,135	23,503	143,151	59,397
Interest expense and other, net	(283)	(287)	(778)	(570)
Income before provision for income taxes	49,852	23,216	142,373	58,827
Provision for income taxes	4,653	2,549	14,854	7,178
Net income and comprehensive income	$45,199	$20,667	$127,519	$51,649
Net income per share of common stock:
Basic	$0.51	$0.24	$1.45	$0.58
Diluted	$0.50	$0.23	$1.42	$0.57
Weighted average shares used in computing net income per share of common stock:
Basic	87,901	87,004	87,656	88,702
Diluted	89,775	88,953	89,667	90,656
Cash dividends declared per common share	$—	$—	$—	$0.18
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income and comprehensive income	$127,519	$51,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,038	1,262
Provision for inventory obsolescence	2,045	1,075
Deferred taxes	1,989	—
Excess tax benefit from employee stock-based awards	(5,279)	(414)
Stock-based compensation	3,630	2,249
Loss on disposal of fixed assets	45	150
Write-off of intangible assets	229	—
Provision for doubtful accounts	(658)	1,596
Changes in operating assets and liabilities:
Accounts receivable	(12,988)	35,631
Inventories	(52,169)	(12,722)
Deferred cost of revenues	(82)	(541)
Prepaid income taxes	(5,052)	—
Prepaid expenses and other assets	(8,335)	(1,461)
Accounts payable	10,136	5,030
Taxes payable	4,022	3,655
Deferred revenues	595	1,036
Accrued liabilities and other	(2,151)	(2,511)
Net cash provided by operating activities	65,534	85,684
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(3,244)	(4,408)
Net cash used in investing activities	(3,244)	(4,408)
Cash Flows from Financing Activities:
Proceeds from term loan	—	50,833
Repayments on term loan balance	(3,750)	(3,083)
Repurchases of common stock	—	(54,354)
Payment of special common stock dividend	—	(15,652)
Proceeds from exercise of stock options	1,783	306
Excess tax benefit from employee stock-based awards	5,279	414
Tax withholdings related to net share settlements of restricted stock units	(1,758)	(111)
Net cash provided by (used in) financing activities	1,554	(21,647)
Net increase in cash and cash equivalents	63,844	59,629
Cash and cash equivalents at beginning of period	227,826	122,060
Cash and cash equivalents at end of period	$291,670	$181,689
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
On October 13, 2011, the Company entered into an underwriting agreement for its initial public offering of 7,038,230 shares of its common stock at $15.00 per share. The Company's initial public offering closed on October 19, 2011. Immediately prior to the closing of the initial public offering, all outstanding shares of the Company’s preferred stock converted to common stock on a one for one basis.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2013 included in its Annual Report on Form 10-K, as filed on September 13, 2013 with the SEC (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2013 included in the Annual Report. Unless otherwise noted below, the Company's significant accounting policies have not changed since June 30, 2013.
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs totaled $1.8 million and $2.4 million during the three and nine months ended March 31, 2014. Advertising costs during the three and nine months ended March 31, 2013 were not significant.
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

For certain of the Company’s financial instruments, including cash, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below. Additionally, as of March 31, 2014, we held $274.9 million of our $291.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.

At March 31, 2014 and June 30, 2013 the Company had debt associated with its Loan and Security Agreement with East West Bank (see Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was determined to be a Level 2 measurement.
As of March 31, 2014 and June 30, 2013, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	March 31, 2014				June 30, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$72,408	$—	$72,408	$—	$76,129	$—	$76,129	$—

NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders	$45,199	$20,667	$127,519	$51,649
Denominator:
Weighted-average shares used in computing basic net income per share	87,901	87,004	87,656	88,702
Add—dilutive potential common shares:
Stock options	1,646	1,803	1,754	1,808
Restricted stock units	228	146	257	146
Weighted-average shares used in computing diluted net income per share	89,775	88,953	89,667	90,656
Net income per share of common stock:
Basic	$0.51	$0.24	$1.45	$0.58
Diluted	$0.50	$0.23	$1.42	$0.57

The Company excludes certain securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Stock options	—	655	—	356
Restricted stock units	6	205	85	129
	6	860	85	485
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Finished goods	$65,622	$15,618
Raw materials	382	262
	$66,004	$15,880

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Vendor deposits	$8,043	$—
Non-trade receivables	1,727	2,203
Other current assets	1,808	948
	$11,578	$3,151

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Testing equipment	$3,677	$3,309
Computer and other equipment	1,009	841
Tooling equipment	2,854	1,737
Furniture and fixtures	768	652
Leasehold improvements	2,902	1,858
Software	343	245
	11,553	8,642
Less: Accumulated depreciation and amortization	(4,379)	(2,666)
	$7,174	$5,976

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Long-term deferred cost of revenues	$1,218	$1,185
Intangible assets, net	815	1,029
Other long-term assets	629	672
	$2,662	$2,886

The Company's intangible assets consist primarily of legal costs associated with the application for and registration of the Company’s trademarks. The Company recorded $25,000 and $200,000 of amortization of intangible assets during the three and nine months ended March 31, 2014, respectively. The Company did not record any amortization of intangible assets during the three and nine months ended March 31, 2013. The balance of accumulated amortization was $400,000 and $200,000 at March 31, 2014 and June 30, 2013, respectively. Estimated future amortization related to trademark registration fees is $37,000, $244,000, $244,000, $222,000, $61,000 and $7,000 for the remainder of fiscal 2014 and fiscal years 2015, 2016, 2017, 2018, and thereafter, respectively.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Warranty accrual	$2,950	$2,913
Accrued compensation and benefits	2,724	2,712
Accrual for an export compliance matter	—	1,625
Other accruals	4,072	3,900
	$9,746	$11,150
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2014	2013
Beginning balance	$2,913	$1,381
Accruals for warranties issued during the period	3,287	1,684
Warranty costs incurred during the period	(3,250)	(1,115)
	$2,950	$1,950
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
The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, pay dividends or make distributions, make investments, make acquisitions, prepay certain indebtedness, change the nature of its business, enter into certain transactions with affiliates, enter into restrictive agreements, and make capital expenditures, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain a minimum debt service coverage ratio, a maximum leverage ratio, and a minimum liquidity ratio. As of

March 31, 2014, the Company was in compliance with all affirmative and negative covenants, debt service coverage ratio, leverage ratio and liquidity ratio requirements.
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
During the three and nine months ended March 31, 2014, the Company made aggregate payments of $1.3 million and $3.8 million, respectively, against the loan balance. During the three and nine months ended March 31, 2013, the Company made aggregate payments of $1.3 million and $3.1 million, respectively, against the loan balance. As of March 31, 2014, the Company has classified $6.3 million and $66.1 million in short-term and long-term debt, respectively, on its condensed consolidated balance sheet related to the Loan Agreement.

The following table summarizes our estimated debt and interest payment obligations as of March 31, 2014 for the remainder of fiscal 2014 and future fiscal years (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Total
Debt payment obligations	$1,250	$6,875	$39,375	$10,000	$15,000	$72,500
Interest payments on debt payment obligations	446	1,723	1,043	532	125	3,869
Total	$1,696	$8,598	$40,418	$10,532	$15,125	$76,369

On May 5, 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. In connection with the execution of the credit agreement, the Company terminated and repaid all outstanding obligations under the Term Loan Facility and Revolving Credit Facility under the Loan Agreement described above. Please see Part 1, Item 1, Note 14 below for a full description of the credit agreement.
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
At March 31, 2014, future minimum annual payments under operating leases for the remainder of fiscal 2014 and future fiscal years are as follows (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Operating leases	$633	$2,503	$2,497	$1,537	$297	$53	$7,520
Purchase Commitments
The Company subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded. The Company had $20.9 million in non-cancelable purchase commitments as of March 31, 2014, the related expenses of which are expected to be incurred in future periods. The Company did not have any non-cancelable purchase commitments as of June 30, 2013.

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
Export Compliance Matters
In May 2011, the Company filed a self-disclosure statement with the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) relating to a review conducted by the Company regarding certain export transactions from 2008 through March 2011 in which products may have been later resold into Iran by third parties. In June 2011, the Company also filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding these compliance issues. In August 2011, the Company received a warning letter from OEE stating that OEE had not referred the findings of the Company’s review for criminal or administrative prosecution and closed the investigation of the Company without penalty. Based upon its review of the matter, OFAC identified certain apparent violations (“Apparent Violations”) of the Iranian Transactions and Sanctions Regulations by the Company during the period of in or about March 2008 through in or about February 2011. On March 4, 2014, the Company entered into a settlement agreement with OFAC resolving this administrative matter. Pursuant to the terms of the settlement agreement, the Company agreed to make a one-time payment to the U.S. Department of the Treasury in the amount of $504,000 in consideration of OFAC agreeing to release and forever discharge the Company from any and all civil liability in connection with the Apparent Violations. The Company previously accrued a reserve of $1.6 million relating to this matter in fiscal 2010 and, accordingly, reversed the excess of the accrual of $1.1 million as of the effective date of the settlement agreement.

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California against Ubiquiti Networks, Inc. (the “Company”), certain of its officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws. On January 30, 2013, the plaintiffs filed an amended consolidated complaint. The Company filed a motion to dismiss the complaint, and on March 26, 2014, the court issued an order granting the motion to dismiss with leave to amend the complaint. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014 the court ordered the dismissal of the shareholder class action lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. The plaintiffs may appeal the court’s decision.
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of March 31, 2014 and June 30, 2013, the authorized capital of the Company included 500,000,000 shares of common stock. As of March 31, 2014, 132,303,947 shares of common stock were issued and 88,064,987 were outstanding. As of June 30, 2013, 131,452,763 shares of common stock were issued and 87,213,803 were outstanding.
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
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2014, the Company had 9,916,169 authorized shares available for future issuance under all of its stock incentive plans.

Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cost of revenues	$153	$124	$445	$309
Research and development	630	324	1,679	991
Sales, general and administrative	258	252	1,506	949
	$1,041	$700	$3,630	$2,249
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2014:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2013	3,614,262	$3.07
Exercised	(749,237)	2.38
Forfeitures and cancellations	(107,318)	10.55
Balance, March 31, 2014	2,757,707	$2.96	5.36	$117,166
Vested and expected to vest as of March 31, 2014	2,730,108	$2.88	5.33	$116,212
Vested and exercisable as of March 31, 2014	2,240,079	$1.44	4.73	$98,595
During the three months ended March 31, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $13.2 million and $1.1 million, respectively, as determined as of the date of option exercise. During the nine months ended March 31, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $26.9 million and $1.5 million, respectively, as determined as of the date of option exercise.

As of March 31, 2014, the Company had unrecognized compensation costs of $2.3 million related to stock options which the Company expects to recognize over a weighted-average period of 2.4 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and nine months ended March 31, 2014. For the three and nine months ended March 31, 2013, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013
Expected term	6.1 years	6.1 years
Expected volatility	52%	52%
Risk-free interest rate	1.0%	0.8%
Expected dividend yield	—	—
Weighted average grant date fair value	$6.69	$5.51

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2013	744,906	$14.74
RSUs granted	193,528	37.72
RSUs vested	(149,697)	15.28
RSUs canceled	(223,124)	22.01
Non-vested RSUs, March 31, 2014	565,613	$19.59
The intrinsic value of RSUs vested in the three months ended March 31, 2014 and 2013 was $2.4 million and $389,000, respectively. The intrinsic value of RSUs vested in the nine months ended March 31, 2014 and 2013 was $5.3 million and $622,000, respectively.
As of March 31, 2014, there was unrecognized compensation costs related to RSUs of $10.1 million which the Company expects to recognize over a weighted average period of 3.4 years.
NOTE 11—INCOME TAXES
As of March 31, 2014, the Company had approximately $13.8 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At March 31, 2014, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $535,000 for the three months ended March 31, 2014. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded income tax provisions of $4.7 million and $14.9 million for the three and nine months ended March 31, 2014, respectively. The Company’s estimated 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
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

•	Enterprise Technology includes the Company's UniFi, mFi and airVision platforms.

Revenues by product type for the three and nine months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
Service Provider Technology	$120,987	82%	$75,475	91%	$326,658	78%	$195,262	89%
Enterprise Technology	27,344	18%	7,680	9%	89,799	22%	24,329	11%
Total revenues	$148,331	100%	$83,155	100%	$416,457	100%	$219,591	100%

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
Revenues by geography were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
North America(1)	$29,178	20%	$21,052	25%	$99,178	24%	$53,519	24%
South America	25,059	17%	18,496	22%	73,827	18%	45,820	21%
Europe, the Middle East and Africa	77,883	52%	31,617	38%	189,591	45%	90,690	41%
Asia Pacific	16,211	11%	11,990	15%	53,861	13%	29,562	14%
Total revenues	$148,331	100%	$83,155	100%	$416,457	100%	$219,591	100%

(1)
Revenue for the United States was $27.7 million and $19.7 million for the three months ended March 31, 2014 and 2013, respectively. Revenue for the United States was $95.0 million and $50.5 million for the nine months ended March 31, 2014 and 2013, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2014	2013	2014	2013	2014	2013
Customer A	11%	15%	13%	13%	12%	12%
Customer B	10%	*	*	*	15%	*
Customer C	*	*	*	*	14%	11%
Customer D	*	*	*	*	*	15%
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $120,000 in expenses pursuant to the Aircraft Lease Agreement during the three months ended March 31, 2014. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 14—SUBSEQUENT EVENTS

On May 5, 2014, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $150 million senior secured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $50 million (any such increase to be in each lender’s sole discretion). The Company may borrow up to $110 million of the facility as a U.S. sublimit. The entire amount of the facility is available to Ubiquiti International Holding Company Limited, a wholly-owned subsidiary of the Company organized under the laws of the Cayman Islands. The credit facility includes a sub-limit of $5 million for letters of credit and a sub-limit of $15 million for swingline loans. In connection with the execution of the Credit Agreement, the Company terminated the $50 million line of credit facility under the Loan Agreement described in Note 7, “Debt”. Under the Credit

Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until May 5, 2019, at which time all amounts borrowed must be repaid. Additionally, $72.3 million is currently outstanding under the Credit Agreement, which was borrowed by the Company to repay obligations under the Loan Agreement and to pay transaction fees and costs. Revolving loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter or (ii) a per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.250% and 2.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Swingline loans will bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.500% or (C) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month plus 1.000%. A default interest rate shall apply on all obligations during a payment event of default under the Credit Agreement at a rate per annum equal to 2.000% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make loans, of between 0.200% and 0.350%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Revolving loans and swingline loans may be prepaid at any time without penalty. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

The Credit Agreement requires the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio during the term of the credit facility. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Credit Agreement includes customary events of default that, include among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The credit facility under the Credit Agreement expires May 5, 2019.

The obligations of the Company and its subsidiaries under the Credit Agreement are collateralized by substantially all assets (excluding intellectual property) of the Company and its subsidiaries.

Wells Fargo and the lenders party to the Credit Agreement, and certain of their respective affiliates, have provided, and in the future may provide, financial, banking and related services to the Company. These parties have received, and in the future may receive, compensation from the Company for these services.

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
As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers ("VARs"), systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is a critical element of our business strategy as it enables us to drive:

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

By optimizing the cost of development, sales, marketing and support we are able to eliminate traditional business model inefficiencies and offer innovative solutions with disruptive price performance characteristics to our customers.
Our revenues increased 78% to $148.3 million in the three months ended March 31, 2014 from $83.2 million in the three months ended March 31, 2013. Our revenues increased 90% to $416.5 million in the nine months ended March 31, 2014 from $219.6 million in the nine months ended March 31, 2013. We believe the overall increase in revenues during the three and nine months ended March 31, 2014 was driven by increased adoption of our service provider and enterprise technologies. Additionally, during three and nine months ended March 31, 2013, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues. We had net income of $45.2 million and $20.7 million in the three months ended March 31, 2014 and 2013, respectively. We had net income of $127.5 million and $51.6 million in the nine months ended March 31, 2014 and 2013, respectively. The increase in net income in both the three and nine months ended March 31, 2014 as compared to the same periods in the prior year was primarily due to the increase in revenues.
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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 99% and 98% of our revenues in the three months ended March 31, 2014 and 2013, respectively. Sales to distributors accounted for 99% and 97% of our revenues in the nine months ended March 31, 2014 and 2013, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.
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

Deferred Revenues and Costs
In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. At March 31, 2014, $2.3 million of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured. At June 30, 2013, $2.2 million of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured. The related deferred cost of revenues balance was $1.2 million at both March 31, 2014 and June 30, 2013.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of March 31, 2014 and June 30, 2013, we had deferred revenues of $1.4 million and $1.0 million respectively, related to these obligations.

Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed on September 13, 2013 with the SEC, or the Annual Report, and there have been no material changes except as noted below.

Recognition of Revenues

Revenues consist primarily of revenues from the sale of hardware and management tools, as well as the related implied PCS. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that collectability of the resulting receivable is reasonably assured, we defer recognition of revenue until the receipt of cash. For our sales, evidence of the arrangement consists of an order from a customer. We consider delivery to have occurred once our products have been shipped and title and risk of loss have been transferred. For our sales, these criteria are met at the time the products are transferred to the customer's shipping agent. Our arrangements with customers typically do not include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.

Results of Operations
Comparison of Three and Nine Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	(In thousands, except percentages)
Revenues	$148,331	100%	$83,155	100%	$416,457	100%	$219,591	100%
Cost of revenues(1)	82,719	56%	47,690	57%	231,851	56%	128,621	59%
Gross profit	65,612	44%	35,465	43%	184,606	44%	90,970	41%
Operating expenses:
Research and development(1)	9,413	6%	5,677	7%	23,807	6%	15,440	7%
Sales, general and administrative(1)(2)	6,064	4%	6,285	8%	17,648	4%	16,133	7%
Total operating expenses	15,477	10%	11,962	15%	41,455	10%	31,573	14%
Income from operations	50,135	34%	23,503	28%	143,151	34%	59,397	27%
Interest expense and other, net	(283)	*	(287)	*	(778)	*	(570)	*
Income before provision for income taxes	49,852	34%	23,216	28%	142,373	34%	58,827	27%
Provision for income taxes	4,653	3%	2,549	3%	14,854	4%	7,178	3%
Net income and comprehensive income	$45,199	31%	$20,667	25%	$127,519	30%	$51,649	24%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$153		$124		$445		$309
Research and development	630		324		1,679		991
Sales, general and administrative	258		252		1,506		949
Total stock-based compensation	$1,041		$700		$3,630		$2,249
(2) Includes gain on reversal of charge for an export compliance matter as follows:	$(1,121)		$—		$(1,121)		$—
Revenues
Revenues increased $65.2 million, or 78%, from $83.2 million in the three months ended March 31, 2013 to $148.3 million in the three months ended March 31, 2014. Revenues increased $196.9 million, or 90%, from $219.6 million in the nine months ended March 31, 2013 to $416.5 million in the nine months ended March 31, 2014. We believe the overall increase in revenues during both the three and nine months ended March 31, 2014 was driven by increased adoption of our service provider and enterprise technologies. Additionally, during the three and nine months ended March 31, 2013, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases.
In the three months ended March 31, 2014, revenues from Customer A and Customer B represented 11% and 10% of our revenues, respectively. In the nine months ended months ended March 31, 2014, revenues from Customer A represented 13% of our revenues. In the three and nine months ended March 31, 2013, revenues from Customer A represented 15% and 13%, respectively.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	(in thousands, except percentages)
Service Provider Technology	$120,987	82%	$75,475	91%	$326,658	78%	$195,262	89%
Enterprise Technology	27,344	18%	7,680	9%	89,799	22%	24,329	11%
Total revenues	$148,331	100%	$83,155	100%	$416,457	100%	$219,591	100%

Service Provider Technology revenues increased $45.5 million, or 60%, from $75.5 million in the three months ended March 31, 2013 to $121.0 million in the three months ended March 31, 2014. Revenues from Service Provider Technologies increased $131.4 million, or 67%, from $195.3 million in the nine months ended March 31, 2013 to $326.7 million in the nine months ended March 31, 2014. The increases in both periods were primarily due to continued expansion of core infrastructure build-outs in our wireless markets. Additionally, we believe we experienced significant lost sales during the three and nine months ended March 31, 2013 due to the proliferation of counterfeit versions of our products as discussed above, which also created customer uncertainty regarding the authenticity of their potential purchases.
Enterprise Technology revenues increased $19.7 million, or 256% from $7.7 million in the three months ended March 31, 2013 to $27.3 million in the three months ended March 31, 2014. Enterprise Technology revenues increased $65.5 million, or 269% from $24.3 million in the nine months ended March 31, 2013 to $89.8 million in the nine months ended March 31, 2014. The increase in Enterprise Technology revenues during both the three and nine months ended March 31, 2014 was due primarily to product expansion and further adoption of our UniFi technology platform.
Revenues by Geography

We generally forward products directly from our contract manufacturers to our customers via logistics distribution hubs in China.  Beginning in the quarter ended December 31, 2012, our products were predominantly routed through a third party logistics provider in China and prior to the quarter ended December 31, 2012, our products were predominantly delivered to our customers through distribution hubs in Hong Kong.  Our logistics provider, in turn, ships to other locations throughout the world. We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. For the three and nine months ended March 31, 2014, revenues in all regions increased due to increased adoption of our Service Provider and Enterprise Technologies. Additionally, during the three and nine months ended March 31, 2013, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases.

The following are our revenues by geography for the three and nine months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
North America(1)	$29,178	20%	$21,052	25%	$99,178	24%	$53,519	24%
South America	25,059	17%	18,496	22%	73,827	18%	45,820	21%
Europe, the Middle East and Africa	77,883	52%	31,617	38%	189,591	45%	90,690	41%
Asia Pacific	16,211	11%	11,990	15%	53,861	13%	29,562	14%
Total revenues	$148,331	100%	$83,155	100%	$416,457	100%	$219,591	100%

(1)
Revenue for the United States was $27.7 million and $19.7 million for the three months ended March 31, 2014 and 2013, respectively. Revenue for the United States was $95.0 million and $50.5 million for the nine months ended March 31, 2014 and 2013, respectively.

Cost of Revenues and Gross Profit
Cost of revenues increased $35.0 million, or 73%, from $47.7 million in the three months ended March 31, 2013 to $82.7 million in the three months ended March 31, 2014. Cost of revenues increased $103.2 million, or 80%, from $128.6 million in the nine months ended March 31, 2013 to $231.9 million in the three months ended March 31, 2014. The increase in cost of revenues in both the three and nine months ended March 31, 2014 was primarily due to increased revenues and to a lesser extent, changes in product mix.
Gross profit increased to 44% in the three months ended March 31, 2014 compared to 43% in the three months ended March 31, 2013, and increased to 44% in the nine months ended March 31, 2014 compared to 41% in the nine months ended March 31, 2013, reflecting a high level of revenue growth, increasing economies of scale, a reduction in warranty expense, a one-time benefit from a rebate program with one of our vendors, and changes in product mix.

Operating Expenses
Research and Development
Research and development expenses increased $3.7 million, or 66%, from $5.7 million in the three months ended March 31, 2013 to $9.4 million in the three months ended March 31, 2014. As a percentage of revenues, research and development expenses decreased from 7% in the three months ended March 31, 2013 to 6% in the three months ended March 31, 2014. Research and development expenses increased $8.4 million, or 54%, from $15.4 million in the nine months ended March 31, 2013 to $23.8 million in the nine months ended March 31, 2014. As a percentage of revenues, research and development expenses decreased from 7% in the nine months ended March 31, 2013 to 6% in the nine months ended March 31, 2014. The increase in research and development expenses in absolute dollars in both periods was primarily due to increases in headcount as we broadened our research and development activities to introduce new products and new versions of existing products. As a percentage of revenues, research and development expenses decreased primarily due to our overall increase in revenues. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses decreased $221,000, or 4%, from $6.3 million in the three months ended March 31, 2013 to $6.1 million in the three months ended March 31, 2014. As a percentage of revenues, sales, general and administrative expenses decreased from 8% in the three months ended March 31, 2013 to 4% in the three months ended March 31, 2014. Sales, general and administrative expenses increased $1.5 million, or 9%, from $16.1 million in the nine months ended March 31, 2013 to $17.6 million in the nine months ended March 31, 2014. As a percentage of revenues, sales, general and administrative expenses decreased from 7% in the nine months ended March 31, 2013 to 4% in the nine months ended March 31, 2014. The slight decrease in sales, general and administrative expenses in the three months ended March 31, 2014 compared to the same period in the prior year was primarily due to the partial reversal of our accrual relating to the settlement agreement with OFAC in March 2014 and decreases in legal fees from reduced spending on anti-counterfeiting efforts and decreases to our allowance for doubtful accounts, partially offset by increased marketing activity. Sales, general and administrative expenses increased in the nine months ended March 31, 2014 compared to the same period in the prior year, primarily due to increased marketing activity, increased professional fees, primarily related to the ancillary support of certain management functions, and overall increases in headcount to further expand our marketing and administrative functions to support our revenue growth, partially offset by decreases in legal fees from reduced spending on anti-counterfeiting efforts, decreases to our allowance for doubtful accounts and the partial reversal of our accrual relating to the settlement agreement with OFAC in March 2014. As a percentage of revenues, sales, general and administrative expenses decreased in both periods primarily due to our overall revenue increase. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support the growth in business and operations.
Interest Expense and Other, Net
Interest expense and other, net was $283,000 for the three months ended March 31, 2014, representing a slight decrease from $287,000 for the three months ended March 31, 2013. Interest expense and other, net was $778,000 for the nine months ended March 31, 2014, representing an increase of $208,000 from $570,000 for the nine months ended March 31, 2013. The increase in interest expense and other, net during the nine months ended March 31, 2014 compared to the same period in the prior year was primarily due to additional interest expense resulting from our increased borrowings from East West Bank during the nine months ended March 31, 2013.
Provision for Income Taxes
Our provision for income taxes increased $2.1 million, or 83%, from $2.5 million for the three months ended March 31, 2013 to $4.7 million for the three months ended March 31, 2014. Our effective tax rate decreased to 9% for the three months ended March 31, 2014 as compared to 11% the three months ended March 31, 2013. Our provision for income taxes increased $7.7 million, or 107%, from $7.2 million for the nine months ended March 31, 2013 to $14.9 million for the nine months ended March 31, 2014. Our effective tax rate decreased to 10% for the nine months ended March 31, 2014 as compared to 12% in the nine months ended March 31, 2013. The lower effective tax rate in the nine months ended March 31, 2014 was primarily due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates.

Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. Cash and cash equivalents increased from $227.8 million at June 30, 2013 to $291.7 million at March 31, 2014.

Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$65,534	$85,684
Net cash used in investing activities	(3,244)	(4,408)
Net cash provided by (used in) financing activities	1,554	(21,647)
Net increase in cash and cash equivalents	$63,844	$59,629
Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2014 of $65.5 million consisted primarily of net income of $127.5 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $66.0 million. These changes consisted primarily of a $52.2 million increase in inventory due to our efforts to build warehouse stock levels and ultimately decrease lead times, an $8.3 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers, an $8.0 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $5.1 million increase in prepaid taxes due to the timing of federal tax payments and a $4.0 million increase in taxes payable. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases in our allowance for doubtful accounts, a write-off of our intangible assets and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $4.0 million.

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
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the nine months ended March 31, 2014 and 2013 were $3.0 million and $3.3 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $207,000 and $1.1 million during the nine months ended March 31, 2014 and 2013, respectively.
Cash Flows from Financing Activities
On August 7, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement replaced the East West Bank Loan Agreement discussed below. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). We may request borrowings under the Revolving Credit Facility until August 7, 2015. The Loan Agreement replaced a previous agreement whereby we had an existing term loan balance of $29.2 million as of the date of the new Loan Agreement. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility, and no borrowings remain available thereunder. On November 21, 2012, the Company borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, the Company borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder.
On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced August 13, 2012 and expired on August 12, 2013. During the nine months ended March 31, 2013, we repurchased 5,159,050 shares for a total cost of $54.4 million.

On December 14, 2012, we announced that our Board of Directors had authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of March 31, 2014, we held $274.9 million of our $291.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts. We do not presently intend to repatriate those funds.
Commitments and Contingencies
In May 2011, we filed a self-disclosure statement with the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) relating a review conducted by us regarding certain export transactions from 2008 through March 2011 in which products may have been later resold into Iran by third parties. In June 2011, we also filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding these compliance issues. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution and closed the investigation of us without penalty. Based upon its review of the matter, OFAC identified certain apparent violations (“Apparent Violations”) of the Iranian Transactions and Sanctions Regulations by us during the period of in or about March 2008 through in or about February 2011. On March 4, 2014, we entered into a settlement agreement with OFAC resolving this administrative matter. Pursuant to the terms of the settlement agreement, we agreed to make a one-time payment to the U.S. Department of the Treasury in the amount of $504,000 in consideration of OFAC agreeing to release and forever discharge us from any and all civil liability in connection with the Apparent Violations. We previously accrued a reserve of $1.6 million relating to this matter in fiscal 2010 and, accordingly, reversed the excess of the accrual of $1.1 million as of the effective date of the settlement agreement.

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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of March 31, 2014 or June 30, 2013.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at March 31, 2014.
Contractual Obligations and Off-Balance Sheet Arrangements
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2019.
On August 7, 2012, we entered into the Loan Agreement with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances, and (ii) a $50.0 million Term Loan Facility. The Loan Agreement replaced a previous agreement whereby we had an existing term loan balance of $29.2 million as of the date of the new Loan Agreement. On August 7, 2012, we borrowed $20.8 million of term loans under the Term Loan Facility bringing the total borrowed to $50.0 million, and no borrowings remain available thereunder. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012 we borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remained available for borrowing thereunder. As of March 31, 2014 we made aggregate payments of $7.5 million against the Term Loan Facility.
The following table summarizes our contractual obligations as of March 31, 2014 for the remainder of fiscal 2014 and future fiscal years:

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Operating leases	$633	$2,503	$2,497	$1,537	$297	$53	$7,520
Debt payment obligations	1,250	6,875	39,375	10,000	15,000	—	72,500
Interest payments on debt payment obligations	446	1,723	1,043	532	125	—	3,869
Total	$2,329	$11,101	$42,915	$12,069	$15,422	$53	$83,889
On May 5, 2014, we entered into a Credit Agreement with Wells Fargo, the financial institutions named as lenders party therein, and Wells Fargo as administrative agent for the lenders. In connection with the execution of the Credit Agreement, we terminated and repaid all outstanding obligations under the Term Loan Facility and Revolving Credit Facility under the Loan Agreement described above. Please see Part 1, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements for a full description of the Credit Agreement.
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We had $20.9 million in non-cancelable purchase commitments as of March 31, 2014, the related expenses of which are expected to be incurred in future periods.
As of March 31, 2014, we had $13.8 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
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

The following table shows our Non-GAAP financial measures:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$45,151	$21,087	$129,024	$52,998
Non-GAAP diluted net income per share of common stock	$0.50	$0.24	$1.44	$0.58
We believe that providing these Non-GAAP financial measures, in addition to the GAAP financial results, are useful to investors because they allow investors to see our results “through the eyes” of management as these Non-GAAP financial measures reflect our internal measurement processes. Management believes that these Non-GAAP financial measures enable investors to better assess changes in each key element of our operating results across different reporting periods on a consistent basis and provides investors with another method for assessing our operating results in a manner that is focused on the performance of our ongoing operations.The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income and comprehensive income	$45,199	$20,667	$127,519	$51,649
Stock-based compensation:
Cost of revenues	153	124	445	309
Research and development	630	324	1,679	991
Sales, general and administrative	258	252	1,506	949
Gain on reversal of charge for an export compliance matter	(1,121)	—	(1,121)	—
Tax effect of non-GAAP adjustments	32	(280)	(1,004)	(900)
Non-GAAP net income and comprehensive income	$45,151	$21,087	$129,024	$52,998
Non-GAAP diluted net income per share of common stock	$0.50	$0.24	$1.44	$0.58
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	89,775	88,953	89,667	90,656

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At March 31, 2014, we had interest rate risk from the LIBOR index that was used to determine the interest rates on our Loan Agreement. Interest accrued on the outstanding principal amount of the term loan at a rate per annum equal to an adjusted LIBOR rate (based on one, two or three month interest periods) plus a spread of either 2.50% or 3.00%, which spread was determined based on the debt service ratio for the preceding four fiscal quarter period. The loans bore interest, at our option, at the base rate plus a spread of 1.25% to 1.75% or an adjusted LIBOR rate (at our election for a period of 30, 60, or 90 days) plus a spread of 2.25% to 2.75%, in each case with such spread being determined based on our debt service coverage ratio for the most recently ended fiscal quarter. The base rate was the highest of (i) East West Bank’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, or (iii) the LIBOR rate plus a margin equal to 1.00%. Based on a sensitivity analysis, as of March 31, 2014, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we would take no counteractive measures, would have resulted in a charge to our net income before income taxes in excess of $1.0 million over the next 12 months. On May 5, 2014, we entered into a Credit Agreement with Wells Fargo, the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. In connection with the execution of the Credit Agreement, the Company terminated and repaid all outstanding obligations under the Term Loan Facility and Revolving Credit Facility under the Loan Agreement described above. Please see Part 1, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements for a full description of the Credit Agreement.
We had cash and cash equivalents of $291.7 million and $227.8 million as of March 31, 2014 and June 30, 2013, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. During the three months ended March 31, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
Item 1A. Risk Factors
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any event related to these known or unknown risks or uncertainties actually occurs our financial condition and results of operations could be adversely affected.
We have limited visibility into future sales, which makes it difficult to forecast our future operating results.
Because of our limited visibility into demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors, resellers and OEMs. We do not employ a direct sales force. Sales to distributors accounted for 98%, and 97% of our revenues in the nine months ended March 31, 2014 and 2013, respectively. Generally, our distributors are not obligated to promote our products and solutions and are free to promote and sell the products and solutions of our competitors. We sell our products to our distributors on a purchase order basis. Our distributors do not typically provide us with information about market demand for our products. While we have recently begun efforts to obtain inventory level and sales data from our distributors, this information has been difficult to obtain in a timely manner. Since we have only recently begun gathering this data, we cannot be certain that the information is reliable. Our operating expenses are relatively fixed in the short-term, and we may not be able to decrease our expenses to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales may be deferred or lost altogether as potential purchasers seek alternative solutions.
We are subject to risks associated with our distributors’ inventory management practices. Should any of our distributors fail to resell our products in the period of time they anticipate or overstock inventories to address anticipated supply interruptions that do not occur, our revenues and operating results would suffer in future periods.
Our distributors purchase and maintain their own inventories of our products and have no right to return the products they have purchased. We receive limited information from the distributors regarding their inventory levels and their sales of our products. If our distributors are unable to sell an adequate amount of their inventories of our products, their financial condition may be adversely affected, which could result in a decline in our sales to these distributors. Distributors with whom we do business may face issues maintaining sufficient working capital and liquidity or obtaining credit, which could impair their ability to make timely payments to us. In addition, in the past we have experienced shortages of our products and our distributors have ordered quantities in excess of their anticipated near term demand to insulate themselves from supply interruptions. If, in the future, some distributors decide to purchase more of our products than are required to satisfy customer demand in any particular quarter, inventories at these distributors would grow. These distributors likely would reduce future orders until inventory levels realign with customer demand, which could adversely affect our financial condition and results of operations.
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
Although we have a large number of distributors who sell our products, we sell a substantial majority of our products through a limited number of these distributors. In the three months ended March 31, 2014, revenues from Customer A and Customer B represented 11% and 10% of our revenues, respectively. In the nine months ended months ended March 31, 2014, revenues from Customer A represented 13% of our revenues. In the three and months nine months ended March 31, 2013, revenues from Customer A represented 15% and 13%, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues for the foreseeable future. The portion of our revenues attributable to a given distributor may also fluctuate in the future. Termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.
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
Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control, and we expect them to continue to do so. Our revenues were $148.3 million, $138.4 million, $129.7 million, $101.2 million and $83.2 million and our net income was $45.2 million, $41.8 million, $40.5 million, $28.8 million and $20.7 million in the three months ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively. Because revenues for any future period are not predictable with any significant degree of certainty, you should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any estimates we may provide to the market, the price of our common shares would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has recently experienced substantial price volatility. For example, from our initial public offering through March 31, 2014, the price of our common stock ranged from $7.80 to $56.85 per share. Additionally, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.
Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	shifts in our fulfillment practices including increasing inventory levels in attempt to decrease customer lead times;

•	inability of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us and the performance of our products;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	lost sales due to the proliferation of counterfeit versions of our products;

•	costs related to the protection of our intellectual property rights, including defense against counterfeiting efforts;

•	costs related to responding to government inquiries related to regulatory compliance;

•	our ability to control and reduce product costs;

•	expenses of our entry into new markets, such as video surveillance, microwave backhaul and machine-to-machine communications;

•	commencement of litigation or adverse results in litigation;

•	changes in the manner in which we sell products;

•	increased warranty costs;

•	volatility in foreign exchange rates, changes in interest rates and/or the availability and cost of financing or other working capital to our distributors and their customers;

•	the impact of write downs of excess and obsolete inventory; and

•	the impact of any provisions for doubtful accounts.
In addition, our business may be subject to seasonality; however, our recent growth rates and timing of product introductions may have masked seasonal changes in demand.

We could be adversely affected by unfavorable results in litigation.
The Company may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business and otherwise. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our financial condition and results of operations could adversely affected.
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
In addition, some of our competitors have made acquisitions or have entered into partnerships or other strategic relationships with one another, and can be expected to continue to do so. Many of these companies have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The competitors resulting from these arrangements may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Industry consolidation and other arrangements may adversely impact perceptions of the viability of smaller and even medium-sized technology companies and, consequently, the willingness to purchase from such companies. These competitive pressures could impact our ability to sell our products profitably, if at all, which could negatively affect our results of operations and financial condition.
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
With the use of third party logistics and warehousing providers, we have increased our levels of inventory of finished products and are exposed to the risk of carrying excess or obsolete products. In particular, our inventory balance increased 316% from June 30, 2013 to March 31, 2014. We are also faced with the same risk with respect to the Qualcomm Atheros chipsets and other components necessary to ensure a continuous supply of finished products. If demand for competing or newer versions of our products accelerates more rapidly than we expect, we could be required to write-off excess products for which demand has eroded which could have a material adverse effect on our business, operating results and financial condition.

We are dependent on Qualcomm Atheros for chipsets for our products and do not have short-term alternatives if Qualcomm Atheros were to cease or delay their deliveries to us, which could cause us to be unable to fulfill short-term demand and delay our ability to fulfill orders.
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
We are subject to numerous U.S. export control and economic sanctions laws and a substantial majority of our sales are into countries outside of the United States. Sales outside of the United States represented 77% of our revenues in both the nine months ended March 31, 2014 and 2013, respectively. We appear to have violated certain of these laws in the past, and we may violate these laws in the future despite all of our efforts to comply.
Sale of our products into certain countries is restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components that are subject to export control regulations. Until early 2010, we lacked sufficient familiarity with the export control and sanctions laws and their applicability to our products. Our lack of sufficient familiarity was largely due to our lean corporate infrastructure, the inexperience of our management team in these matters and the fact that our products are manufactured outside the United States and most of our products never enter the United States. In May 2011, we filed a self-disclosure statement with the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) relating a review conducted by us regarding certain export transactions from 2008 through March 2011 in which products may have been later sold into Iran by third parties. In June 2011, we also filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding these compliance issues. In August 2011, we received a warning letter from OEE stating that OEE had not referred the findings of our review for criminal or administrative prosecution and closed the investigation of us without penalty. Based upon its review of the matter, OFAC identified certain apparent violations (“Apparent Violations”) of the ITSR by us during the period of in or about March 2008 through in or about February 2011, and on March 4, 2014, we entered into a settlement agreement with OFAC resolving this administrative matter. Although we have taken significant steps towards ensuring continued compliance with export control regulations and embargoes, it is possible that violations may occur which could have a material adverse effect upon our business, financial results or financial condition.
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
We conduct operations in multiple jurisdictions and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Historically, we have earned a significant amount of our operating income from outside the United States in low tax rate jurisdictions. The continued availability of these rates is dependent on how we conduct our business operation across all tax jurisdictions. We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities and there is a risk that tax authorities could challenge our assertion that we have conducted our business operations appropriately in order to benefit in these lower tax rate jurisdictions. In addition, there are possible tax proposals that are being considered by the U.S. Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets or our other tax liabilities. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax provision, net income and cash flows. In the event of an unfavorable outcome, this may result in additional tax liabilities or other adjustments to our historical results. In addition, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate. As of March 31, 2014, we held $274.9 million of our $291.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.
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
We have substantially expanded our overall business, number of distributors and contract manufacturers, headcount and operations in recent periods. We have made investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in Lithuania and Taiwan. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our decision to operate with minimal infrastructure and low support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. As a result of our focus on managing our rapid growth, we may have not allocated sufficient resources to complying with applicable regulatory and other requirements, such as spectrum operating regulations, export and embargoed countries regulations and the United States Foreign Corrupt Practices Act ("FCPA"), and our development of infrastructure designed to identify and monitor our compliance with these regulatory and other compliance obligations is at an early stage. Although we have added personnel and have put certain policies and procedures in place, we have limited staff responsible for their implementation and enforcement. For example, we have put in place procedures to verify foreign buyers against U.S. disqualified persons lists and to identify the need for export licenses based on proposed bills of material for new products. Furthermore, our employees who have the most contact with our distributors or who are involved with order entry have attended training regarding export controls sponsored by the BIS. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our business and operating results will suffer.

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
As of June 30, 2012 we had $29.6 million of debt related to a term loan with East West Bank. Additionally, in August 2012 we increased the term loan facility to $50.0 million and entered into a revolving line of credit for up to another $50.0 million from East West Bank and U.S. Bank under a new loan agreement which replaced our prior loan agreement with East West Bank. As of March 31, 2014, our balance outstanding under these facilities were $72.5 million. On May 5, 2014, we entered into a Credit Agreement with Wells Fargo, the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. In connection with the execution of the Credit Agreement, the Company terminated and repaid all outstanding obligations under the Term Loan Facility and Revolving Credit Facility under the Loan Agreement described above. Please see Part 1, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements for a full description of the Credit Agreement.
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
We have significant operations outside the United States. As of March 31, 2014, we held $274.9 million of our $291.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. Although we believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations, our expenses in the United States could increase faster than expected. If these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to bring cash into the United States and pay the attendant high tax rates or seek other available funding sources which could negatively impact our operating results, financial condition or stock price.
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
As of March 31, 2014, we had international operations in Hong Kong, Taiwan, China, Lithuania, Russia and Poland. We also sell to distributors outside the United States and for both the nine months ended March 31, 2014 and 2013, our revenues from sales outside the United States were 77%. Our operations outside the United States subject us to risks that we have not generally faced in the United States. These include:

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
Our business may be negatively affected by political events and foreign policy responses.
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. The foreign policies of governments may be volatile, and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes that may prevent us from offering products or providing services to particular entities or markets or may create delays and inefficiencies in the our supply chain.

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

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1
Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Filed herewith

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

UBIQUITI NETWORKS, INC.

Dated:	May 8, 2014	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 8, 2014	By:	/s/ Craig L. Foster
Craig L. Foster

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1
Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Filed herewith

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