Form 10-K
period 2014-06-30
Ubiquiti Networks, Inc.
filed 2014-08-22
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐
   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,380,368,000 based upon the closing price of $45.96 of such common stock on the NASDAQ Global Select Market on December 31, 2013 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2013 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 18, 2014, 88,234,896 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Item 1. Business
Business Overview
Ubiquiti Networks develops high performance networking technology for service providers and enterprises. Our  technology platforms deliver highly-advanced and easily deployable solutions that appeal to a global customer base, particularly in under-networked markets. Our differentiated business model, combined with our innovative proprietary technologies, enables us to break down traditional barriers such as high product and network deployment costs to offer solutions with disruptive price-performance characteristics. We have become an attractive alternative to traditional high touch, high-cost providers, resulting in the progressive adoption of our technology platforms.
Our technology platforms for service providers enable carrier-class network infrastructure for fixed wireless  broadband, wireless backhaul systems and routing. Our technology platforms for enterprises enable wireless local  area network (WLAN) infrastructure, video surveillance products, and machine-to-machine communications. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are often a fraction of those offered by our competitors.
As a core part of our strategy, we have developed a model for marketing and selling high product volumes to service providers and enterprises. This model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate information technology ("IT") professionals who we refer to as the

Ubiquiti Community or our Community. The Ubiquiti Community is a critical element of our business strategy as it enables us to drive:

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
Our revenues were $572.5 million, $320.8 million and $353.5 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. We had net income of $176.9 million, $80.5 million and $102.6 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. In this Annual Report on Form 10-K, we refer to the fiscal years ended June 30, 2014, 2013 and 2012 as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Industry Overview
Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, global Internet protocol, or IP, traffic is expected to increase from 30,734 petabytes, or PB, per month in 2011 to 110,282 PB per month in 2016, representing a 29% compound annual growth rate, or CAGR, over that period. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks are emerging as an attractive alternative for addressing both the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.
Underserved and underpenetrated markets. There exists a significant market opportunity in both emerging and developed economies. In “unconnected” emerging markets, the lack of an established network infrastructure and the high initial deployment costs associated with traditional wired network infrastructure build-outs have encouraged adoption of wireless networking infrastructure. In “under-connected” markets, bandwidth demand exceeds either the available capacity from existing infrastructure or the affordable supply of new infrastructure, resulting in an attractive market opportunity for wireless systems to bolster connectivity. Additionally, we believe there is a large market opportunity in connected markets serving customers that want to deploy reliable, scalable and customizable wireless networks and whose primary buying criterion is based on price-performance characteristics.
Increasing use of the unlicensed spectrum. In the absence of affordable broadband access in the licensed spectrum, the number of users of the unlicensed RF spectrum has increased for communications equipment, as well as consumer devices such as cordless phones, baby monitors and microwave ovens. This increasing use of unlicensed RF spectrum has made providing high quality wireless networking more challenging due to increasing congestion in the unlicensed spectrum.

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

•
High cost of ownership. Existing alternative solutions, such as fiber-to-the-premises, cable, digital subscriber line, or DSL, worldwide interoperability for microwave access, or WiMAX, LTE and traditional backhaul, provide high capacity, high performance broadband access; however, these solutions can be extremely costly, and often do not meet the demanding price-performance requirements of underserved markets.

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

Limitation of existing solutions. Existing service provider wireless networking technologies have been developed to satisfy the increasing demand for broadband access, support mobility and provide the performance and reliability demanded by customers. According to Gartner, aggregate end-user spending on wireless networking equipment for Enterprise WLAN, wireless broadband access and long-term evolution, or LTE, solutions, is expected to grow from $10.4 billion in 2012 to $41.3 billion in 2017, representing a CAGR of 32%. However, these existing solutions based upon wired, satellite or cellular technologies, often fail to meet the price-performance requirements of fixed wireless networking in emerging markets, rural markets, or price-sensitive markets, which in turn has led to low penetration of wireless broadband access and large populations of unaddressed users in these areas. Within the enterprise, existing WLAN deployments are often relatively complex and costly, providing customers with a large number of non-critical features and functionalities at a high cost. Given the growth in Internet connected devices, and the consumer’s desire for constant connectivity, there exists growing demand for WLAN solutions that provide critical features at significantly lower cost than existing solutions.

Our Solutions
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

•
Leverage our technologies and business model in adjacent markets. We intend to continue to leverage our technologies and business model to target other large and growing markets that we believe are ripe for disruption such as video surveillance, machine-to-machine communications, routing and licensed microwave wireless backhaul markets. For the enterprise market, we introduced our enterprise WLAN product, UniFi, in fiscal 2011 and have experienced strong adoption by a largely new customer base. We believe we are well positioned to gain traction in these new addressable markets and will continue to accelerate our innovation in these products. Similarly, we intend to drive adoption of UniFi Video, our IP camera management system, airFiber, our outdoor wireless backhaul radio platform, EdgeMAX, our advanced routing technology and mFi, our machine-to-machine communication platform.

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
In September 2009, we introduced our airMAX platform which includes proprietary protocols developed by us, which contain advanced technologies for minimizing signal noise. These proprietary protocols help our products deliver carrier-class wireless networking performance for video, voice and data applications. airMAX is able to support a wireless network that can scale to hundreds of clients per base station over long distances while maintaining low latency and high throughput. Unlike most systems using 802.11 standard protocols, which are primarily designed for indoor networks, our airMAX systems use a proprietary Time Division Multiple Access, or TDMA, protocol to manage the sending and receiving of data over the network to maximize air time efficiency. airMAX incorporates smart polling, which is a feature that improves the scalability of a wireless network by predicting the voice and data requirements of an application at any given time and allocating the required bandwidth. airMAX also improves scalability by giving priority to active client hardware over idle client hardware to reduce perceived latency on large networks. airMAX provides users with the ability to seamlessly switch operating frequencies in real time to overcome noise and interference due to changes in the operating environment.
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
Network Routing Platform—EdgeMAX
In September 2012, we announced EdgeMAX, a disruptive price-performance software and systems routing platform. We believe the initial product, the EdgeRouter Lite, is the world’s first sub-$100 router capable of over 1 million packets-per-second processing performance. EdgeMAX is powered by our full-featured EdgeOS operating system that includes advanced QoS, firewall, dynamic routing and VPN functionality. Since the initial launch we have introduced a full series of routers and switches that address our core markets.
Point-to-point Wireless Backhaul—airFiber
In March 2012, we introduced airFiber, a point-to-point radio system. Components of the airFiber product, including the radio, were designed to provide low latency with high throughput. Our airFiber product uses an integrated split antenna and a global positioning system to simultaneously send data packets from each side of the link. We engineered proprietary communication protocols so that airFiber does not suffer from the traditional packet overhead associated with Wi-Fi based standards. We believe airFiber will be considered a compelling alternative to wired backhaul as airFiber is not easily susceptible to vandalism, copper theft, and fiber optic damage because only the endpoints need to be secured. airFiber does not require physical infrastructure such as laying cable or fiber, and by utilizing unlicensed spectrum, customers achieve significantly faster deployment.
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
Video Surveillance—UniFi Video
In August 2011, we introduced our line of UniFi Video H.264 megapixel IP cameras and our UniFi Video management software controller. The H.264 cameras use a single cable for data transmission and power-over-Ethernet. UniFi Video, our management controller software, can be used to manage multiple UniFi Video H.264 IP cameras as well as manage digital video recorder devices. UniFi Video software is available for download at no cost on our website and only manages Ubiquiti Network camera devices. Similar to our other network management products, UniFi Video can be accessed securely from any web browser, provides detailed statistical reporting and advanced analytics and provides a management console with multiple views, versatile camera settings and customizable event recordings.
Machine-To-Machine Communication—mFi
In June 2012, we announced availability of mFi, which includes hardware sensors, power devices, and management software that allows devices to be monitored and controlled remotely via Wi-Fi. For example, mFi allows users to manage and monitor their building temperature and power consumption. The management controller software is IP based and can be accessed from any browser locally or through the cloud. mFi software allows management to create rules to control numerous devices.
The table below summarizes information about our product platforms:

Name	Target Applications	Bands of Operation (GHz)	MSRP
Service Provider Products
airMAX	Base station/Backhaul/CPE/Bridge	0.9/ 2/ 3/ 5/10	$39 - $399
EdgeMAX	Routing/Switching	N/A	$99 - $369
airFiber	Wireless Backhaul	5/24	$999 - $1,498(1)
Enterprise Products
UniFi	WLAN	2/5	$69 - $489
UniFi Video	IP Video Surveillance	N/A	$99 - $469
mFi	Machine-To-Machine Communication	2/5	$8 - $99

(1)	MSRP listed is for one airFiber unit only, but is typically sold in pairs.

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
As of June 30, 2014, our research and development team consisted of 216 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Lithuania, Poland, Latvia and elsewhere. Our research and development operations work on product development and new versions of our existing products. Our research and development expenses were $34.0 million, $21.0 million and $16.7 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. We expect that the number of our research and development personnel will continue to increase over time and that our research and development expenses will also increase.
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
We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from Qualcomm Atheros, Inc. ("Qualcomm Atheros"). We are party to a non-exclusive license agreement with Qualcomm Atheros whereby we license certain technology that we incorporate into our products. The current term of our amended license agreement with Qualcomm Atheros expires on September 1, 2014. This agreement automatically renews for successive one year periods unless the agreement is terminated by written notice of nonrenewal at least 90 days prior to the end of its then-current term. We depend on this license agreement to modify and replace firmware that Qualcomm Atheros provides with the chipsets with our proprietary firmware. While our agreement with Qualcomm Atheros remains effective, in accordance with the current terms of the agreement, either party may terminate the agreement without cause at the end of the annual contract term.
We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the Qualcomm Atheros chipsets which comprise the raw materials for our product offerings. If we need to seek a suitable second source for Qualcomm Atheros in our products, there can be no assurance that we would be able to successfully source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets.

Sales and Distribution
Historically, we have not employed a direct sales force, nor do we plan to in the future. We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, original equipment manufacturers (“OEMs”) and direct customers. During fiscal 2014, we sold our products to over 100 distributors, OEMs and direct customers (collectively, “customers”) in over 60 countries. In fiscal 2014, fiscal 2013 and fiscal 2012, Flytec Computers Inc. represented 13%, 13% and 16% of our revenues, respectively.  In fiscal 2012, Streakwave Wireless Inc. represented 10% of our revenues. We had no other customer or distributor that accounted for more than 10% of our revenues in fiscal 2014, fiscal 2013 and fiscal 2012.
A substantial majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. Sales in South America accounted for 19%, 21% and 25% of our revenues in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Sales in Europe, the Middle East and Africa accounted for 43%, 40%, and 37% of our revenues in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. Information regarding financial data by geographic areas is set forth in Item 7 and Item 15 of this Form 10-K. See Note 13 of Notes to Consolidated Financial Statements under Item 15.
Although we publish a manufacturer's suggested retail price, or MSRP, for our products, our distributors have control of pricing to the ultimate purchaser. Historically, we have not provided our distributors with any substantial sales training or marketing materials; however, currently, we are expanding our product education offerings for distributors, as well as increasing marketing support. Our agreements with our distributors do not limit their ability to carry products that compete with ours. Our distribution agreements generally have a one year term, subject to automatic renewal unless cancelled by one of the parties. Our distributors typically provide us with purchase orders for delivery within 60 days, which we use to forecast future demand and estimate desired inventory builds.
We have initiated a training program for our distributors and other interested individuals so that they can educate and train others on the effective deployment and use of our products and solutions. As of June 30, 2014, Ubiquiti had 243 certified trainers across our various product platforms with over 6,700 integrators, resellers and other interested individuals having completed the certification process.
The goal is for those completing the certification process to in turn educate and train service providers and enterprise customers on the effective deployment and use of our products and solutions. We offer the training program to distributors and other interested individuals in different languages throughout the world.

Backlog
Our sales are primarily made through standard purchase orders for delivery of products. As we allow customers to cancel or change orders with limited advance notice prior to shipment and because some orders remain in backlog due to concerns about the credit worthiness of the customer, we do not consider backlog to be firm and do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue of financial performance.
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

In the integrated radio market, our competitors include Cambium Networks, TP-Link and Mikrotîkls. In the embedded radio market, our competitors include Mikrotîkls and Senao Networks. In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, DragonWave and Mikrotîkls. In the CPE market, our competitors include Cambium Networks, Mikrotîkls, Ruckus Wireless and TP-LINK Technologies. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves.  In the enterprise WLAN market, we primarily compete with Aerohive Networks, Aruba Networks, Ruckus Wireless and Cisco. In the video surveillance market, we primarily compete with Axis Communications, Mobotix and Vivotek.  In the microwave backhaul market, we primarily compete with Cambium Networks, DragonWave, SAF Tehnika and Trango. In the machine-to-machine communications market, we primarily compete with  AlertMe.com, EnergyHub and Motorola.  We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
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
As of June 30, 2014, we had 14 issued patents in the United States, six issued patents in foreign countries and over 80 pending U.S. and foreign patent applications. These patent applications relate to various features embedded in certain of our products, including the integration of components in a microwave system and certain performance improvements to radio receivers, and certain technologies in developments. We have filed, and will continue to file, patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Any patents issued to us now or in the future may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

As of June 30, 2014, we owned U.S. trademark registrations in Ubiquiti, Ubiquiti Networks, the beam logo, UBNT, airMAX, airOS, airFiber, airGrid, UniFi, mFi, EdgeMAX, NanoBeam, NanoStation, NanoBridge, and a number of trademark applications and registrations in the United States and other countries.
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
Employees
As of June 30, 2014, we employed 312 full time equivalent employees, which included 216 in research and development, 40 in sales, general and administrative and 56 in operations. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or is a party to a collective bargaining agreement. We consider our relations with our employees to be good.
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
Financial Information About Geographic Areas
Refer to Note 13 in our Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report for financial information about our geographic areas.
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
Item 1A. Risk Factors
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. If any event related to these known or unknown risks or uncertainties actually occurs, our business prospects, results of operation, and financial condition could be materially adversely affected.

Risks Related to Our Business and Industry
Fluctuations in our operating results could cause the market price of our common stock to decline.
Our quarterly operating results fluctuate significantly due to a variety of factors, many of which are outside of our control and are difficult or impossible to predict. We expect our operating results will continue to fluctuate. You should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts, or below any estimates we may provide to the market, the price of our common shares would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has experienced substantial price volatility since our initial public offering. In addition, the stock market as a whole has experienced major price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.
Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	shifts in our fulfillment practices including increasing inventory levels as part of efforts to decrease our delivery lead times;

•	failure of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us, and our competitors;

•	increased warranty costs;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	costs related to legal proceedings or responding to government inquiries;

•	our ability to control and reduce product costs; and

•	expenses of our entry into new markets, such as video surveillance, wireless backhaul, and machine-to-machine communications.
In addition, our business may be subject to seasonality, although our recent growth rates and timing of product introductions may have masked seasonal changes in demand.
We have limited visibility into future sales, which makes it difficult to forecast our future operating results.
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors. We do not employ a direct sales force. Sales to our distributors have accounted for nearly all of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether.
We are subject to risks associated with our distributors’ inventory management practices.
Our distributors purchase and maintain their own inventories of our products, and we do not control their inventory management. Distributors may manage their inventories in a manner that causes significant fluctuations in their purchases from quarter to quarter, and which may not be in alignment with the actual demand of end customers for our products. If some distributors decide to purchase more of our products than are required to satisfy their customers’ demand in any particular quarter, because they do not accurately forecast demand or otherwise, they may reduce future orders until their inventory levels realign with their customers’ demand. If some distributors decide to purchase less of our products than are required to satisfy their customers’ demand in any particular quarter, because they do not accurately forecast demand or otherwise, sales of our products may be deferred or lost altogether.
If our forecasts of future sales are inaccurate, we may manufacture too many or not enough products.
We may over or under forecast our customers’ actual demand for our products or the actual mix of our products that they will ultimately demand. If we over-forecast demand, we may build excess inventory which could materially adversely affect our operating results. If we under-forecast demand, we may miss opportunities for sales and may impair our customer relationships, which could materially adversely affect our operating results.

The lead times that we face for the procurement of components and subsequent manufacturing of our products are usually much longer than the lead time from our customers’ orders to the expected delivery date. This increases the risk that we may manufacture too many or not enough products in any given period.
We may decide to increase or maintain higher levels of inventory.
With the use of third party logistics and warehousing providers, we may decide to increase or maintain higher levels of inventory of finished products or components, which may expose us to a greater risk of carrying excess or obsolete inventory. Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. If the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory.
We rely on a limited number of distributors, and changes in our relationships with our distributors or changes within our distributors may disrupt our sales.
Although we have a large number of distributors in numerous countries who sell our products, a limited number of these distributors represent a significant portion of our sales. One or more of our major distributors may suffer from a decline in their financial condition, decrease in demand from their customers, or a decline in other aspects of their business which could impair their ability to purchase and resell our products. Any distributor may also cease doing business with us at any time with little or no notice. The termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers.
We may not be able to enhance our products to keep pace with technological and market developments while offering competitive prices.
The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our ability to keep pace in this market depends upon our ability to enhance our current products, and continue to develop and introduce new products rapidly and at competitive prices. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff, to successfully innovate, and to adapt to technological changes and advances in the industry. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new versions of our products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and our users may switch to competing products.
The markets in which we compete are highly competitive.
The networking, enterprise WLAN, video surveillance, wireless backhaul and machine-to-machine communications markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

•	our ability to rapidly develop and introduce new high performance integrated solutions;

•	the price and total cost of ownership and return on investment associated with the solutions;

•	the simplicity of deployment and use of the solutions;

•	the reliability and scalability of the solutions;

•	the market awareness of a particular brand;

•	our ability to provide secure access to wireless networks;

•	our ability to offer a suite of products and solutions;

•	our ability to allow centralized management of the solutions; and

•	our ability to provide quality product support.
New entrants seeking to gain market share by introducing new technology and new products may also make it more difficult for us to sell our products, and could create increased pricing pressure. In addition, broadband equipment providers or system integrators may also offer wireless broadband infrastructure equipment for free or as part of a bundled offering, which could force us to reduce our prices or change our selling model to remain competitive.
If there is a shift in the market such that network operators and service providers begin to use closed network solutions that only operate with other equipment from the same vendor, we could experience a significant decline in sales because our products would not be interoperable.

We expect competition to continuously intensify as other established and new companies introduce new products in the same markets that we serve or intend to enter, as these markets consolidate. Our business will suffer if we do not maintain our competitiveness.
A number of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater resources than we do.
As we move into new markets for different types of equipment, our brand may not be as well-known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
Many of these companies have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies.
Industry consolidation and other arrangements among competitors may adversely affect our competitiveness because it may be more difficult to compete with entities that have access to their combined resources. These combinations may also affect customers’ perceptions regarding the viability of companies our size and, consequently, affect their willingness to purchase our products.
The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs.
Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contains material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to promptly or successfully correct these problems. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs and claims.
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
We may have experienced cyber attacks in the past, and may experience cyber attacks in the future. As a result, unauthorized parties may have obtained, and may in the future obtain, access to our systems, data or our users' or customers' data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users' or customers' data.  Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
The costs to us to eliminate or alleviate security vulnerabilities can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company. The risk that these types of events could seriously harm our business is likely to increase as we expand the web-based products and services that we offer.
Our business and prospects depend on the strength of our brand.
Maintaining and enhancing our brand is critical to expanding our base of distributors and end customers. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide products and solutions that address the price-performance characteristics sought by end customers and the users of our products and services, particularly in developing markets which comprise a significant part of our business. If we fail to promote, maintain and protect our brand successfully, our ability to sustain and expand our business and enter new markets will suffer.
We rely on the Ubiquiti Community to provide our engineers with valuable feedback that is important in our research and development processes.
We rely on the Ubiquiti Community to provide rapid and substantive feedback on the functionality and effectiveness of our products. The insights, problems and suggestions raised by the Ubiquiti Community enable our engineers to quickly resolve issues with our existing products and improve functionality in subsequent product releases. If the members of the Ubiquiti Community were to become less engaged or otherwise ceased providing valuable, timely feedback, our internal research and development costs and our time to market could increase, which could cause us to incur additional expenses or make our products less attractive to customers.
We rely on the Ubiquiti Community to generate awareness of, and demand for, our products.
We believe a significant portion of our growth to date has been driven by the diverse and actively engaged Ubiquiti Community, and our business model is predicated on the assumption that the Ubiquiti Community will continue to provide these benefits. We do not have a direct sales force and we engage in limited marketing expenditures. Although the Ubiquiti Community is central to the success of our business, the interactions within the Ubiquiti Community, and participation levels, are largely outside of our control. Any negative information about us or our products in the Ubiquiti Community, whether or not justified, could quickly and materially decrease the demand for our products.
We rely on the Ubiquiti Community to provide network operators and service providers with support to install, operate and maintain our products.
We rely on the Ubiquiti Community to provide assistance and other information to network operators and service providers for the installation, operation and maintenance of our products. Because we do not generate or control all of the information provided through the Ubiquiti Community, inaccurate information regarding the installation, operation and maintenance of our products could be promulgated through forum postings by members of the Ubiquiti Community.
Although we moderate and review many forum postings to learn of reported problems and assess the accuracy of advice provided by the Ubiquiti Community, we may not devote sufficient time or resources to adequately monitor the quality of Ubiquiti Community information.
Inaccurate information in the Ubiquiti Community could lead to poor customer experiences or dissatisfaction with our products, which could negatively impact our reputation and diminish our sales.
We may fail to effectively manage the challenges associated with our growth.
Over the past several years we have expanded, and continue to expand, our product offerings, the number of customers we sell to, our transaction volumes, the number of our facilities, and the number of contract manufacturers that we utilize to produce our products. Failure to effectively manage the increased complexity associated with this expansion, particularly in light of our lean management structure, would make it difficult to conduct our business, fulfill customer orders, and pursue our strategies.  We may also need to increase costs to add personnel, upgrade or replace our existing reporting systems, as well as improve our business processes and controls as a result of these changes. If we fail to effectively manage any of these challenges we could suffer inefficiencies, errors and disruptions in our business, which in turn would adversely affect our operating results.
We rely on a limited number of contract manufacturers to produce our products.
We retain contract manufacturers, located primarily in China, to manufacture our products. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. Our reliance on contract manufacturers for manufacturing our products can present significant risks to us because, among other things, we do not have direct control over their activities. We significantly depend upon our contract manufacturers to:

•	assure the quality of our products;

•	manage capacity during periods of volatile demand;

•	qualify appropriate component suppliers;

•	ensure adequate supplies of components and materials;

•	deliver finished products at agreed upon prices and schedules; and

•	safeguard materials and finished goods.

The ability and willingness of our contract manufacturers to perform is largely outside our control.
We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority in the event our contract manufacturers are constrained in their capacity. If any of our contract manufacturers experiences problems in its manufacturing operations, or if we have to change or add additional contract manufacturers, our ability to ship products to our customers would be impaired.
We rely upon a limited number of suppliers, and it can be costly and time consuming to use components from other suppliers.
We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon Qualcomm Atheros as a single-source supplier of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.
We and our contract manufacturers generally rely on short-term purchase orders rather than long-term contracts with the suppliers of components for our products. As a result, even if components are available, we and our contract manufacturers may not be able to procure sufficient components at reasonable prices to build our products in a timely manner. We may, therefore, be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our International Operations
Our business is susceptible to risks associated with operations outside of the United States.
We have operations in China, Lithuania, Poland, Taiwan, United States and elsewhere. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

•	the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance;

•	fluctuations in currency exchange rates;

•	increasing labor costs, especially in China;

•	difficulties in managing the geographically remote personnel;

•	the complexities of foreign tax systems and changes in their tax rates and rules;

•	limited protection and enforcement regimes for intellectual property rights in some countries;

•	increased financial accounting and reporting burdens and complexity; and

•	political, social and economic instability in some jurisdictions.

Our third party logistics and warehousing providers in China and elsewhere may fail to safeguard and accurately manage and report our inventory.
We use third party logistics and warehousing providers located in China to fulfill the majority of our worldwide sales. We also rely on our third party logistics and warehousing providers to safeguard, and manage and report on the status of our products at their warehouse and in transit. These service providers may fail to safeguard our products, fail to accurately segregate and report our inventory, or fail to manage and track the delivery of our products, which could have a material adverse effect on our operating results and financial condition.
To the extent that we develop some of our own manufacturing capacity, we will be subject to various risks associated with such activities.
We have begun to invest in developing some of our own manufacturing capacity, for example to support our product development and prototyping. To the extent that we may invest in and expand these manufacturing capabilities, and increasingly rely upon such activities, we will face increased risks associated with:

•	bearing the fixed costs of these activities;

•	directly procuring components and materials;

•	regulatory and other compliance requirements;

•	exposure to casualty loss and other disruptions;

•	quality control;

•	labor relations; and

•	our limited experience in operating manufacturing facilities.
Since these activities would be conducted in China, some of these risks may be more significant due to the less predictable legal and political environment.
Our business may be negatively affected by political events and foreign policy responses.
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. The foreign policies of governments may be volatile, and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes that may prevent us from offering products or providing services to particular entities or markets or may create delays and inefficiencies in our supply chain. For example, political unrests and uncertainties in Eastern Europe and Middle East may lead to disruptions in commerce in those regions, which would in turn impact our sales to those regions. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.
Our ability to introduce new products and support our existing products depends on our ability to manage geographically dispersed research and development teams.
Significant parts of our research and development operations are conducted in geographically dispersed localities. Our success depends on the effectiveness of our research and development activities. We must successfully manage these geographically dispersed teams in order to meet our objectives for new product introduction, product quality and product support. It can be difficult to effectively manage geographically dispersed research and development teams. If we fail to do so, we could incur unexpected costs or delays in product development.
Our contract manufacturers, logistics centers and certain administrative and research and development operations are located in areas likely to be subject to natural disasters.
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are all located in southern China. Our principal executive offices are located in California. The risks of earthquakes, extreme storms and other natural disasters in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location.
Risks Related to Intellectual Property
We have limited ability to obtain and enforce intellectual property rights, and may fail to most effectively obtain and enforce such rights.
Our success can depend significantly upon our intellectual property rights. We rely on a combination of patent, copyright, trademark, trade secret laws, and contractual rights to establish, maintain and protect these intellectual property rights, all of which afford only limited protection. Our patent rights, and the prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in legal proceedings. In addition, patents may not be issued from any of our current or future patent applications. Any failure of our patents or other intellectual property rights to adequately protect our technology might make it easier for our competitors to offer similar products or technologies.
Confidentiality agreements with our employees, licensees, independent contractors and others may not effectively prevent disclosure of our trade secrets, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our trade secrets. We may also fail or have failed to obtain such agreements from such persons due to administrative oversights or other reasons.
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property, such as the production of counterfeits of our products, and unauthorized registration and use of our trademarks by third parties, is a matter of ongoing concern. The steps we have taken may not prevent unauthorized use of our intellectual property. We may fail to detect infringements of, or take appropriate steps to enforce, our intellectual property rights. Our competitors might independently develop similar technology without infringing our intellectual property rights. Our inability or failure to effectively protect our intellectual property could reduce the value of our technology and could impair our ability to compete. Any inability or failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features.
We have initiated and may continue to initiate legal proceedings to enforce our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming, may place our intellectual property at risk of being invalidated or narrowed in scope, and may divert the efforts of our technical staff and managerial personnel.
Enforcement of our intellectual property rights abroad, particularly in China and South America, is limited.
The intellectual property protection and enforcement regimes in certain countries outside the United States are generally not as comprehensive as in the United States, and may not adequately protect our intellectual property The legal regimes relating to the recognition and enforcement intellectual property rights in China and South America are particularly limited. Legal proceedings to enforce our intellectual property in these jurisdictions may progress slowly, during which time infringement may continue largely unimpeded. Countries that have relatively inefficient intellectual property protection and enforcement regimes represent a significant portion of the demand for our products. These factors may make it more challenging for us to enforce our intellectual property rights against infringement. The infringement of our intellectual property rights, particularly in these jurisdictions, may materially harm our business in these markets and elsewhere by reducing our sales, and diluting our brand or reputation.
Our contract manufacturers may not respect our intellectual property, and may produce products that compete with ours.
Our contract manufacturers operate in China, where the prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Even if the agreements with our contract manufacturers, and applicable laws, prohibit them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights against them. We have in the past, and continue to discover, counterfeit goods being sold as our products.
We operate in an industry with extensive intellectual property litigation.
Our commercial success depends in part upon us and our component suppliers not infringing intellectual property rights owned by others, and being able to resolve intellectual property claims without major financial expenditures. Our key component suppliers are often targets of intellectual property claims, and we are subject to claims as well.
There are numerous patents and patent applications in the United States and other countries relating to communications technologies. It can be difficult or impossible to conduct meaningful searches for patents relating to our technologies, or to approach third parties to seek a license to their patents. Even extensive searches for patents that may be relevant to our products may not uncover all relevant patents and patent applications. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.
We have received, and may in the future receive, claims from third parties asserting intellectual property infringement and other related claims. As our revenues grow and our profile increases, the frequency and significance of these claims may increase. Whether or not there is merit to a given claim, it can be time consuming and costly to defend against, and could:

•	adversely affect our relationships with our current or future users, customers and suppliers;

•	cause delays or stoppages in the shipment of our products;

•	cause us to modify or redesign our products;

•	divert management’s attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into costly licensing agreements; or

•	require us to cease offering certain of our products or services.
The production of counterfeit versions of our products may reduce our sales levels and damage our brand.
We have in the past and continue to discover counterfeit versions of our products. Although we have taken steps to combat counterfeiting, it is difficult or impossible to detect or prevent all instances of counterfeiting. Particularly if the quality of counterfeit products is poor, damage could be done to our brand. Combating counterfeiting is difficult and expensive, and may not be successful, especially in countries that have a relatively weak legal regime for the protection of intellectual property.
We use open source software in our products that may subject source code to public release or require us to re-engineer our products.
We use open source software in certain of our products, and may use more open source software in the future.
There have been claims challenging the ownership of software against companies that use open source software in the development of their products. We could become subject to claims regarding the ownership of what we believe to be our proprietary software.
Usage of open source software can also lead to greater risks than the use of third party commercial software, since open source licensors generally do not provide warranties or controls on origin of the software.
Some open source licenses contain requirements that users make available and license the source code for the modifications or derivative works that they create based upon the open source software. If we combine our proprietary software with open source software we could, in some circumstances, be required to release our proprietary source code publicly or license such source code on unfavorable terms or at no cost. That could significantly diminish the value of some of our products and negatively affect our business.
Risks Related to Our Management and Structure
We may lose the services of our founder and chief executive officer, Robert J. Pera, or other key personnel.
Our success and future growth depend on the skills, working relationships and continued services of our management team, and in particular our founder and chief executive officer, Robert J. Pera. Our future performance may also depend on our ability to retain other key personnel. We do not maintain any significant key person insurance with regard to any of our personnel.
Our business model relies in part on leanly staffed, independent and efficient research and development teams. Our research and development teams are organized around small groups or individual contributors for a given platform, and there is little overlap in knowledge and responsibilities. In the event that we are unable to retain the services of any key contributors, we may be unable to bring our products or product improvements to market in a timely manner, if at all, due to disruption in our development activities.
Our future success also depends on our ability to attract, retain and motivate skilled personnel. All of our employees work for us on an at will basis. Competition for personnel is intense in the networking equipment industry, particularly for persons with specialized experience in areas such as antenna design and radio frequency equipment. If we are unable to attract and retain the necessary personnel our business could be materially adversely affected.
We may fail to manage our growth effectively and develop and implement appropriate control systems.
We have substantially expanded our business and operations in recent periods, including increases in the number of our distributors, contract manufacturers, headcount locations and facilities. This rapid expansion places a significant strain on our managerial, administrative, and operational resources. Our business model reflects our decision to operate with streamlined infrastructure, with lower support and administrative headcount. That may increase the risks associated with managing our growth, and we may not have sufficient internal resources to adapt or respond to unexpected challenges and compliance requirements.
Our profitability may decline as we expand into new product areas.
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment. As we expand into other products and services, such as enterprise WLAN, video surveillance equipment, wireless backhaul and machine-to-machine communications, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.
We may also be required to add a direct sales force and customer support personnel to market and support new or existing products, which would cause us to experience substantially lower product margins or increase our operating expenses. Adding a direct sales force or customer support personnel could reduce our operating income and may not be successful.

Our operating expenses are increasing as we make expenditures to enhance and expand our operations.
Over the past several years, we have increased our expenditure on infrastructure to support our anticipated growth and as a result of our being a public company. We are continuing to make significant investments in information systems, hiring more administrative personnel, using more professional services and expanding our operations outside the United States. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. As a result, we expect our operating expenses to increase.
In addition, we may need in the future to build a direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues.
We rely on third party software and services to conduct our enterprise resource planning, financial planning and analysis, and financial reporting.
We currently use NetSuite and other software and services to conduct our order management and financial processes. The availability of this service is essential to the management of our business. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships.
Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services. We may not be able to control the quality of the systems and services we receive from third party service providers, which could impair our financial reporting and may negatively impact our operating results and financial condition.
Our debt levels could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in our industry or the economy.
As of June 30, 2014, our balance outstanding under our existing credit facility was $72.3 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
In addition, any potential debt level increases could have important consequences, including:

•
requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flows to fund our operations and capital expenditures, and pursue business opportunities;

•	increasing our vulnerability to general industry and economic conditions;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged or have access to more capital.

If we are unable to integrate future acquisitions successfully, our operating results and prospects could be harmed.
We may make acquisitions to improve or expand our product offerings. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. These transactions involve numerous risks, including:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire, particularly in light of our lean organizational structure;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the brand equity of the businesses we acquire;

•	our inability to retain key personnel of the acquired business, particularly in light of the demands we place on individual contributors;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenues to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies, particularly in light of our lean organizational structure.
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
Our CEO has control over key decision making as a result of his control of a majority of our voting stock.
Robert Pera, our founder, Chairman, and CEO, is able to exercise voting rights with respect to a majority of the voting power of our outstanding stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, Mr. Pera has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our stock that Mr. Pera owns will be transferred to his successors. As a board member and officer, Mr. Pera owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pera is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
Risks Related to Regulatory, Legal and Tax Matters
We are subject to export control and economic sanctions laws in the United States and elsewhere which could impair our ability to compete in international markets and subject us to liability if we do not comply with applicable laws.
A substantial majority of our sales are into countries outside of the United States. Sales of our products into certain countries are restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components that are subject to export control regulations.
In May 2011, we filed a self-disclosure statement with the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) relating a review conducted by us regarding certain export transactions from 2008 through March 2011 in which products may have been later sold into Iran by third parties. In June 2011, we also filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding these compliance issues. We resolved the matters described in our self-disclosures with the BIS and OFAC, and have taken significant steps towards ensuring our compliance with export control regulations and embargoes. It is, however, possible that violations may occur in the future. If violations should occur in the future, the response of regulators may be more severe in light of prior compliance concerns.
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
New regulations or changes in existing regulations related to our products may result in unanticipated burdens, costs and liabilities.
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
Government regulations designed to protect personal privacy may make it difficult for us to sell our products.
Our products may transmit and store personal information. The handling of such information is increasingly subject to regulations in numerous jurisdictions around the world. These regulations are typically intended to protect the privacy and security of personal information that is collected, stored and transmitted in or from the governing jurisdiction. In addition, because various foreign jurisdictions have different regulations concerning the storage and transmission of personal information, we may face unknown requirements that pose compliance challenges in new geographic markets that we seek to enter. Our efforts to protect the privacy of information may also fail if our encryption and security technology is inadequate or fails to operate as expected. The difficulties in complying with privacy and data protection regulations could subject us to costs, delayed product launches, liabilities or negative publicity that could impair our ability to maintain or expand our operations into some countries and therefore limit our future growth.
Our products rely on the availability of specific unlicensed radio frequency spectrum.
Our products operate in unlicensed radio frequency (“RF”) spectrum, which is used by a wide range of devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, and others, the resultant higher levels of clutter and interference in the bands of operation our products use could decrease. Our business could be further harmed if currently unlicensed RF spectrum becomes subject to licensing in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation. In addition, if new spectrums, either licensed or unlicensed, are made available by government regulatory agencies for broadband wireless communication that may disrupt the competitive landscape of our industry and impact our business.
We could be adversely affected by unfavorable results in litigation.
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business and otherwise. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could adversely affected.
We may become subject to warranty claims, product liability and product recalls.
We have received, and may in the future receive, warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a successful warranty claim, we may also incur costs if we compensate the affected network operator or service provider. Such claims may require a significant amount of time and expense to resolve and defend against, and could also harm our reputation by calling into question the quality of our products. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources and we may incur significant replacement costs, contract damage claims and harm to our reputation.
Our customers and the users of our products may expect us to indemnify them against claims for intellectual property infringement, defective products and other losses.
Our customers, users and other parties may expect us to indemnify them for losses incurred in connection with our products, including as a result of intellectual property infringement, defective products, and security vulnerabilities, even if our agreements with them do not require us to provide this indemnification. In some instances we may decide to defend and indemnify them, irrespective of whether we believe that we have an obligation to do so. The expenses associated with providing indemnification can be substantial. We may also reject demands for indemnification, which may lead to disputes with a customer or other party and may negatively impact our relationships with them.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial condition or results of operations.
Section 404 of the Sarbanes-Oxley Act requires our management to furnish a report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The applicable rules require us to disclose any material weaknesses in our internal controls over financial reporting. In the event that we disclose a material weakness in our internal controls over financial reporting, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
Failure to comply with the FCPA and similar laws could subject us to penalties and other adverse consequences.
We face significant risks if we fail to comply with the Foreign Corrupt Practices Act (“FCPA”) of the United States and other laws that prohibit improper payments or offers of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, which represent our principal markets, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies, for which we may be ultimately held responsible. Any violation of FCPA or similar laws could result in severe criminal or civil sanctions and suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
We may suffer from unfavorable tax law changes, an unfavorable government review of our tax returns, or changes in our geographic earnings mix.
We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities. Tax authorities could challenge our assertions with respect to how we have conducted our business operations as might result in a claim for larger tax payments from us.
In the ordinary course of our business, there are many instances where the determination of tax implications is uncertain. Our calculations of income taxes may be based on our interpretations of applicable tax laws in the jurisdictions in which we file. The final determination of our income tax liabilities may be materially different than what is reflected in our income tax provisions and accruals.
The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities.
We conduct operations in multiple jurisdictions, and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to increase our operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected.
If we are required to bring cash into the United States to meet our future funding requirements, we may have to pay high tax rates or seek other available funds.
We hold the substantial majority of our cash and cash equivalents in accounts of our subsidiaries outside of the United States, as our business is largely outside of the United States. Our expenses in the United States could increase faster than we expect. If our cash held in the United States became insufficient to meet our future funding requirements in the United States, we may transfer cash into the United States. If we decide to transfer earnings from our non-U.S. subsidiaries to the United States, that could give rise to the imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned, and we may incur substantial tax liabilities in the United States. In addition, we may not receive the benefit of offsetting tax credits, which also could adversely impact our effective tax rate.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in San Jose, California consisting of approximately 64,512 square feet of space, which we lease through June 30, 2017. Additionally, we lease approximately 93,000 square feet of space in Suzhou, China, which is being leased through June 16, 2016. These facilities would house our proposed manufacturing facility in China.
In addition, we also lease facilities around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we also have leased offices in Taiwan, China, Lithuania, Latvia, Poland, and various locations within the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings

Information with respect to this item may be found in Note 8 in the Notes Consolidated Financial Statements included under Part IV, Item 15 of this report.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “UBNT.” The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the NASDAQ Global Select Market.

	Year Ended June 30, 2014
	High	Low
First Quarter	$37.40	$17.17
Second Quarter	$46.88	$33.61
Third Quarter	$56.85	$37.50
Fourth Quarter	$47.92	$30.50

	Year Ended June 30, 2013
	High	Low
First Quarter	$15.26	$7.80
Second Quarter	$13.15	$9.97
Third Quarter	$16.66	$11.39
Fourth Quarter	$20.89	$12.81
As of August 18, 2014, the number of record holders of our common stock was 13. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph
The following graph compares, for the period between October 14, 2011 (the date of our initial public offering) and June 30, 2014, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on October 14, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
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

Unregistered Securities Sold During fiscal 2014
We did not sell any unregistered securities during fiscal 2014.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the fiscal years ended June 30, 2014, 2013 and 2012 and the consolidated balance sheet data as of June 30, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2011 and 2010 and the consolidated balance sheet data as of June 30, 2012, 2011 and 2010 are derived from our audited consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2014	2013	2012	2011	2010
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues	$572,464	$320,823	$353,517	$197,874	$136,952
Cost of revenues(1)	318,997	185,489	202,514	117,062	82,404
Gross profit	253,467	135,334	151,003	80,812	54,548
Operating expenses:
Research and development(1)	33,962	20,955	16,699	11,374	31,704
Sales, general and administrative(1)(2)(3)	23,560	21,775	9,012	7,358	18,162
Total operating expenses	57,522	42,730	25,711	18,732	49,866
Income from operations	195,945	92,604	125,292	62,080	4,682
Interest income (expense) and other, net	(1,334)	(851)	(1,269)	79	581
Income before provision for income taxes	194,611	91,753	124,023	62,159	5,263
Provision for income taxes	17,674	11,263	21,434	12,432	10,719
Net income and comprehensive income (loss)	176,937	80,490	102,589	49,727	(5,456)
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	—	(112,431)	(42,068)	(1,436)
Less allocation of net income to participating preferred stockholders	—	—	—	(2,784)	—
Net income (loss) attributable to common stockholders—basic	176,937	80,490	(9,842)	4,875	(6,892)
Undistributed earnings re-allocated to common stockholders	—	—	—	103	—
Net income (loss) attributable to common stockholders—diluted	$176,937	$80,490	$(9,842)	$4,978	$(6,892)
Net income (loss) per share of common stock:
Basic	$2.02	$0.91	$(0.12)	$0.08	$(0.08)
Diluted	$1.97	$0.89	$(0.12)	$0.07	$(0.08)
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	87,772	88,314	83,460	63,092	88,972
Diluted	89,715	90,259	83,460	66,907	88,972
Cash dividends declared per common share	$—	$0.18	$—	$—	$—
(1) Includes stock-based compensation as follows:
Cost of revenues	$590	$446	$117	$30	$124
Research and development	2,423	1,433	542	285	26,221
Sales, general and administrative	1,893	1,497	834	637	9,814
Total stock-based compensation	$4,906	$3,376	$1,493	$952	$36,159
(2) Includes a charge for (gain on reversal of charge for) an export compliance matter as follows:	$(1,121)	$—	$—	$—	$1,625
(3) Includes gain from a trademark coexistence agreement as follows:	$—	$—	$(1,500)	$—	$—

	June 30,
In thousands	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$347,097	$227,826	$122,060	$76,361	$28,415
Working capital	413,409	224,053	155,462	90,301	55,003
Total assets	476,151	292,340	213,736	131,678	82,090
Debt – long-term	72,254	71,116	22,623	—	—
Redeemable convertible preferred stock	—	—	—	145,847	106,781
Common stock and additional paid-in capital	145,960	135,069	129,073	608	2,057
Treasury stock	(123,864)	(123,864)	(69,515)	(69,515)	(62,268)
Total stockholders’ equity (deficit)	335,264	147,436	130,951	(53,872)	(52,835)

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

For the years ended June 30, 2014, 2013 and 2012, our revenue was $572.5 million, $320.8 million and $353.5 million, respectively. In the same periods, we generated a net income of $176.9 million, $80.5 million and $102.6 million, respectively. In this Annual Report on Form 10-K we refer to the fiscal years ended June 30, 2014, 2013 and 2012 as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
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

•	Enterprise Technology includes the Company's UniFi, mFi and UniFi Video platforms.
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, original equipment manufacturers, or OEMs, and direct customers. Sales to distributors accounted for 99%, 98% and 98% of our revenues in the years ended June 30, 2014, 2013 and 2012, respectively. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues. We sell our products without any right of return.
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

Deferred Revenues and Costs
In the event that collectability of a receivable from products we have shipped is not probable, we classify those amounts as deferred revenues on our balance sheet until such time as we receive payment of the accounts receivable. We classify the cost of products associated with these deferred revenues as deferred costs of revenues. As of June 30, 2014 and 2013, $2.1 million and $2.2 million of revenue was deferred for transactions where we lacked evidence that collectability of the receivables recorded was reasonably assured, respectively. The related deferred cost of revenues balance was $1.3 million and $1.2 million as of June 30, 2014 and 2013, respectively.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of June 30, 2014 and 2013, we had deferred revenues of $2.8 million and $1.0 million, respectively, related to these obligations.
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
Inventory and Inventory Valuation
Our inventories are primarily finished goods and, to a lesser extent, raw materials, which we have consigned to our contract manufacturers. Our inventories are stated at the lower of actual cost (computed on a first-in, first-out basis), or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
The valuation of inventory also requires us to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margin. If we ultimately sell inventory that we have previously written down, our gross margins in future periods will be positively impacted.

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
Income Taxes
We account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish valuation allowances when necessary to reduce deferred tax assets to the amount we expect to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives.
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
Stock-based Compensation
We record stock-based awards at fair value as of the grant date and recognize expense, net of forfeitures, ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. Restricted stock units are valued based on the fair value of our common stock on the date of grant. Since our initial public offering on October 14, 2011, the fair value of our common stock is determined using the closing market price of our common stock as of the date of grant.

Results of Operations
Comparison of Years Ended June 30, 2014 and 2013

	Years Ended June 30,
	2014		2013
	(In thousands, except percentages)
Revenues	$572,464	100%	$320,823	100%
Cost of revenues(1)	318,997	56%	185,489	58%
Gross profit	253,467	44%	135,334	42%
Operating expenses:
Research and development(1)	33,962	6%	20,955	6%
Sales, general and administrative(1)(2)	23,560	4%	21,775	7%
Total operating expenses	57,522	10%	42,730	13%
Income from operations	195,945	34%	92,604	29%
Interest expense and other, net	(1,334)	*	(851)	*
Income before provision for income taxes	194,611	34%	91,753	29%
Provision for income taxes	17,674	3%	11,263	4%
Net income and comprehensive income	$176,937	31%	$80,490	25%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$590		$446
Research and development	2,423		1,433
Sales, general and administrative	1,893		1,497
Total stock-based compensation	$4,906		$3,376
(2) Includes gain on reversal of charge for an export compliance matter	$(1,121)		$—
Revenues
Revenues increased $251.6 million, or 78%, from $320.8 million in fiscal 2013 to $572.5 million in fiscal 2014. We believe the overall increase in revenues in fiscal 2014 was primarily driven by increased adoption of our service provider and enterprise technologies. Additionally, during fiscal 2013 we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. We believe these factors contributed to a buildup in channel inventory with our distributors, further impacting our revenues during our fiscal 2013.
In both fiscal 2014 and fiscal 2013, Flytec Computers Inc. represented 13% of our revenues.  No other distributor or customer represented more than 10% of our revenues in fiscal 2014 or fiscal 2013.

Revenues by Product Type

	Years Ended June 30,
	2014		2013
	(in thousands, except percentages)
Service provider technology	$450,663	79%	$285,390	89%
Enterprise technology	121,801	21%	35,433	11%
Total revenues	$572,464	100%	$320,823	100%

Service Provider Technology revenues increased $165.3 million, or 58%, primarily due to continued expansion of core infrastructure build-outs in our wireless markets. Additionally, we believe we experienced significant lost sales during fiscal 2013 due to the proliferation of counterfeit versions of our products as discussed above, which also created customer uncertainty regarding the authenticity of their potential purchases.

Enterprise Technology revenues increased $86.4 million, primarily due to product expansion and further adoption of our UniFi technology platform.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. Additionally, during fiscal 2013, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. The following are our revenues by geography for fiscal 2014 and fiscal 2013 (in thousands, except percentages):

	Years Ended June 30,
	2014		2013
North America(1)	$142,438	25%	$84,820	26%
South America	109,584	19%	65,764	21%
Europe, the Middle East and Africa	247,009	43%	127,860	40%
Asia Pacific	73,433	13%	42,379	13%
Total revenues	$572,464	100%	$320,823	100%

(1)	Revenue for the United States was $136.6 million and $80.6 million in fiscal 2014 and fiscal 2013, respectively.
Cost of Revenues and Gross Profit
Cost of revenues increased $133.5 million, or 72%, from $185.5 million in fiscal 2013 to $319.0 million in fiscal 2014. The increase in cost of revenues in fiscal 2014 was primarily due to increased revenues and to a lesser extent, changes in product mix.
Gross profit as a percentage of revenue increased to 44% in fiscal 2014 compared to 42% in fiscal 2013, reflecting increasing economies of scale, a one-time benefit from a rebate program with one of our vendors, and changes in product mix, partially offset by an increase in our provision for inventory obsolescence.
Operating Expenses
Research and Development
Research and development expenses increased $13.0 million, or 62%, from $21.0 million in fiscal 2013 to $34.0 million in fiscal 2014. As a percentage of revenues, research and development expenses remained flat at 6% in both fiscal 2014 and 2013. The increase in research and development expenses in absolute dollars was primarily due to increases in headcount as we broadened our research and development activities to introduce new products and new versions of existing products. Over time, we expect our research and development costs to increase in absolute dollars as we continue making significant investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $1.8 million, or 8%, from $21.8 million in fiscal 2013 to $23.6 million in fiscal 2014. As a percentage of revenues, sales, general and administrative expenses decreased from 7% in fiscal 2013 to 4% in fiscal 2014. Sales, general and administrative expenses increased in fiscal 2014 compared to fiscal 2013 primarily due to increased marketing activity, increased professional fees, primarily related to the ancillary support of certain management functions, and overall increases in headcount to further expand our marketing and administrative functions to support our revenue growth, partially offset by decreases in legal fees from reduced spending on anti-counterfeiting efforts, decreases to our allowance for doubtful accounts and the partial reversal of our accrual relating to the settlement agreement with OFAC in March 2014. As a percentage of revenues, sales, general and administrative expenses decreased primarily due to our overall revenue increase. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support the growth in business and operations.

Interest Expense and Other, Net
Interest expense and other, net was $1.3 million for fiscal 2014, representing an increase of $483,000 from $851,000 for fiscal 2013. The increase in fiscal 2014 as compared to fiscal 2013 was primarily due a loss on extinguishment of debt of $458,000 associated with the retirement of our debt with East West Bank.
Provision for Income Taxes
Our provision for income taxes increased $6.4 million, or 57%, from $11.3 million for fiscal 2013 to $17.7 million for fiscal 2014. Our effective tax rate decreased to 9% for fiscal 2014 as compared to 12% fiscal 2013. The lower effective tax rate in fiscal 2014 was primarily due to a larger percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates.

Comparison of Years Ended June 30, 2013 and 2012

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

Revenues by Product Type

	Years Ended June 30,
	2013		2012
	(in thousands, except percentages)
Service provider technology	$285,390	89%	$321,648	91%
Enterprise technology	35,433	11%	31,869	9%
Total revenues	$320,823	100%	$353,517	100%

Service Provider Technology revenues decreased $36.3 million, or 11%, from $321.6 million in fiscal 2012 to $285.4 million in fiscal 2013. We believe we experienced significant lost sales during fiscal 2013 due to the proliferation of counterfeit versions of our products as discussed above, which also created customer uncertainty regarding the authenticity of their potential purchases.
Enterprise Technology revenues increased $3.6 million, or 11%, from $31.9 million in fiscal 2012 to $35.4 million in fiscal 2013. The increase in Enterprise Technology revenues in fiscal 2013 was primarily due to further adoption of our UniFi technology platform.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. We had cash and cash equivalents of $347.1 million, $227.8 million and $122.1 million at June 30, 2014, 2013 and 2012, respectively.

Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$121,327	$131,891	$81,788
Net cash used in investing activities	(4,045)	(5,363)	(3,310)
Net cash provided by (used in) financing activities	1,989	(20,762)	(32,779)
Net increase in cash and cash equivalents	$119,271	$105,766	$45,699
Cash Flows from Operating Activities
Net cash provided by operating activities in the fiscal 2014 consisted primarily of net income of $176.9 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $62.9 million. These changes consisted primarily of a $33.8 million increase in inventory due to our efforts to build warehouse stock levels and ultimately decrease lead times, an $18.3 million increase in accounts receivable due to our overall increase in revenue, a $9.6 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers, a $6.9 million decrease in accounts payable and accrued liabilities due to the timing of payments with our vendors, a $3.9 million net increase in taxes payable and prepaid income taxes due the timing of federal tax payments, and a $1.9 million increase in deferred revenues and related costs. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for doubtful accounts and write-downs for inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $7.3 million.

Net cash provided by operating activities in the fiscal 2013 consisted primarily of net income of $80.5 million and net changes in operating assets and liabilities that resulted in net cash inflows of $45.9 million. These changes consisted primarily of a $38.7 million decrease in accounts receivable due to improved cash collections, a $10.2 million increase in accounts payable and accrued liabilities due to the timing of payments with our vendors, a $9.0 million increase in inventory due to increased inventory on hand as a result of a transition to a third-party logistics provider during December 2012, a $6.6 million increase in taxes payable due the timing of federal tax payments, a $1.9 million increase in prepaid expenses and other current assets due to an increase in overall business activity and a $1.2 million increase in deferred revenues and related costs. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for doubtful accounts and write-downs for inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $5.5 million.

Net cash provided by operating activities in fiscal 2012 consisted primarily of net income of $102.6 million offset by changes in operating assets and liabilities. These changes consisted primarily of a $36.6 million increase in accounts receivable due to our overall revenue growth and slower payment patterns from our customers, a $16.5 million increase in accounts payable and accrued liabilities due to increased overall business activity, a $9.5 million increase in taxes payable due to our higher profitability, a $3.7 million decrease in prepaid expenses and other current assets due primarily to decreased deposits with our vendors and a $2.3 million increase in inventories related to increases in our overall business activity. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, adjustments to our provisions for doubtful accounts and inventory obsolescence and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in a reduction of our net cash provided by operating activities of $11.6 million.
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for fiscal 2014, fiscal 2013 and fiscal 2012 were $3.8 million, $4.1 million and $3.3 million, respectively. Additionally, we had cash outflows related to intangible assets of $219,000 and $1.2 million during fiscal 2014 and fiscal 2013, respectively, consisting primarily of legal costs associated with the trademark applications.
Cash Flows from Financing Activities
We had $2.0 million of cash provided by financing activities during fiscal 2014. On May 5, 2014, we entered into a credit agreement, or the Credit Agreement, with Wells Fargo Bank, National Association, or Wells Fargo, the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $150 million senior secured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $50 million (any such increase to be in each lender’s sole discretion). We initially borrowed $72.3 million under the Credit Agreement, which was used to repay obligations under our Loan Agreement with East West Bank and to pay transaction fees and costs.
On May 29, 2014, we announced that our Board of Directors had authorized us to repurchase up to $75 million of our common stock. The share repurchase program commenced on June 2, 2014. To date no shares have been repurchased under the program.
We used $20.8 million of cash in financing activities during fiscal 2013.  On August 7, 2012, we entered into a Loan and Security Agreement, or Loan Agreement, with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement replaced the EWB Loan Agreement discussed below. The Loan Agreement provided for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances, or the Revolving Credit Facility, and (ii) a $50.0 million term loan facility, or the Term Loan Facility. We borrowed $20.8 million of term loans under the Term Loan Facility, bringing the total borrowed to $50.0 million, to partially fund our common stock repurchase program. No borrowings remain available under the Term Loan Facility. On November 21, 2012, we borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, we borrowed an additional $20.0 million under the Revolving Credit Facility to fund our special cash dividend.

On August 9, 2012, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. The share repurchase program commenced August 13, 2012 and expired one year later. During fiscal 2013 we repurchased 5,159,050 shares for a total cost of $54.4 million.

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
On September 15, 2011, we entered into a Loan and Security Agreement with East West Bank, or the EWB Loan Agreement. The EWB Loan Agreement consisted of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan was scheduled to mature on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. During the three months ended September 30, 2011, we used $34.0 million of the term loan to repay a portion of our outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P. The EWB Agreement was replaced by the Loan Agreement on August 7, 2012 as discussed above.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of June 30, 2014, we held $307.6 million of our $347.1 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
We believe that the combination of our existing United States cash and cash equivalent balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations for at least the next twelve months.
We earn a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, a significant portion of our cash and short-term investments are held by foreign subsidiaries. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and short-term investments and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment, and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, for example to fund significant discretionary activities such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We have borrowed funds domestically and continue to believe we have the ability to do so at reasonable interest rates.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$2,947	$4,561	$395	$—	$7,903
Debt payment obligations	—	—	72,254	—	72,254
Interest payments on debt payment obligations	1,012	2,025	1,869	—	4,906
Total	$3,959	$6,586	$74,518	$—	$85,063
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2019.
On May 5, 2014, we entered into a credit agreement ("the Credit Agreement") with Wells Fargo Bank, National Association, or Wells Fargo, the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $150 million senior secured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $50 million (any such increase to be in each lender’s sole discretion). We initially borrowed $72.3 million under the Credit Agreement, which was used to repay obligations under our Loan Agreement with East West Bank and to pay transaction fees and costs.

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We had $20.9 million in non-cancelable purchase commitments as of June 30, 2014, the related expenses of which are expected to be incurred in future periods.
As of June 30, 2014, we had gross unrecognized tax benefits of $14.5 million and an additional $695,000 for gross interest classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2014 or 2013.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at June 30, 2014.
Off-Balance Sheet Arrangements
As of June 30, 2014 and 2013, we had no off-balance sheet arrangements other than those indemnification agreements described above.
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board, or FASB, issued a new accounting standard update on revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and any assets recognized from the costs to obtain or fulfill a contract. The guidance will be effective for us beginning July 1, 2017. We are currently assessing the impact of this new guidance.

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a new operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance will became effective for us on July 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist as of the effective date with retrospective application permitted. We have assessed the impact of this new guidance, however we do not expect adoption to have a significant impact on our consolidated financial statements.
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

Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes and other special charges and credits. Additionally, in fiscal 2014 we had a gain on the reversal of a charge for an export compliance matter and in fiscal 2012 we had a gain of $1.5 million from a trademark coexistence agreement. Management believes these Non-GAAP financial measures provide meaningful supplemental information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

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

The following table shows our Non-GAAP financial measures:

	Years Ended June 30,
	2014	2013	2012
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$179,208	$82,515	$102,585
Non-GAAP diluted net income per share of common stock	$2.00	$0.91	$1.09
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Years Ended June 30,
	2014	2013	2012
	(In thousands, except per share amounts)
Net income and comprehensive income	$176,937	$80,490	$102,589
Stock-based compensation:
Cost of revenues	590	446	117
Research and development	2,423	1,433	542
Sales, general and administrative	1,893	1,497	834
Gain from a trademark coexistence agreement	—	—	(1,500)
Gain on reversal of charge for an export compliance matter	(1,121)	—	—
Tax effect of non-GAAP adjustments	(1,514)	(1,351)	3
Non-GAAP net income and comprehensive income	$179,208	$82,515	$102,585
Non-GAAP diluted net income per share of common stock (1)	$2.00	$0.91	$1.09
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock (1)	89,715	90,259	93,762

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

The following table shows a reconciliation of weighted-average shares used in computing net income (loss) per share of common stock-diluted to weighted-average shares used in computing non-GAAP diluted net income per share of common stock:

	Years Ended June 30,
	2014	2013	2012
	(In thousands)
Weighted average shares used in computing net loss per share of common stock- diluted	89,715	90,259	83,460
Weighted average dilutive effect of stock options and restricted stock units	—	—	2,695
Weighted average shares of Series A preferred stock outstanding	—	—	7,607
Weighted-average shares used in computing non-GAAP diluted income per share of common stock	89,715	90,259	93,762
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Credit Agreement with Wells Fargo. Revolving loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.250% and 2.000%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans will bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.500% or (C) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month plus 1.000%. A default interest rate shall apply on all obligations during a payment event of default under the Credit Agreement at a rate per annum equal to 2.000% above the applicable interest rate. Based on a sensitivity analysis, as of June 30, 2014, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $1.4 million over the next 12 months.
We had cash and cash equivalents of $347.1 million and $227.8 million as of June 30, 2014 and 2013, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. Cash balances are primarily held in U.S. Dollars, and therefore are not subject to significant currency risk. During the fiscal year ended June 30, 2014, a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would not have had a material impact on our financial position or results of operations.
Item 8. Financial Statements and Supplementary Data
The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies.”

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)     1. Financial Statements
The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 52 of this Form 10-K.
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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

10.6#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.7#	Employment Agreement, dated as of March 19, 2012, between Ubiquiti Networks, Inc. and Jessica Zhou.	10-K	10.8	September 28, 2012

10.8	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.9	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.10	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.11†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.12	Loan and Security Agreement, dated as of September 15, 2011, between Ubiquiti Networks, Inc. and East West Bank.	S-1	10.14	September 16, 2011

10.13	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.14	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.15	Loan and Security Agreement, dated as of August 7, 2012, by and among Ubiquiti Networks, Inc., the lenders from time to time party thereto, U.S. Bank, as Syndication Agent, and East West Bank, as Administrative Agent	8-K	10.1	August 13, 2012

10.16	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.17	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

10.18	Release of Claims Agreement between Ubiquiti Networks, Inc. and Jessica Zhou	8-K	10.1	October 18, 2013

10.19	Offer Letter between Ubiquiti Networks, Inc., and David Hsieh	10-Q	10.2	November 8, 2013

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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
Date: August 22, 2014

Ubiquiti Networks, Inc.

/s/ Robert J. Pera
Robert J. Pera Chief Executive Officer and Director (Principal Executive Officer)

/s/ Craig L. Foster
Craig L. Foster Chief Financial Officer and Director (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2014

/s/ Craig L. Foster Craig L. Foster	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 22, 2014

/s/ Steven R. Altman Steven R. Altman	Director	August 22, 2014

/s/ Ronald A. Sege Ronald A. Sege	Director	August 22, 2014

/s/ Rafael Torres Rafael Torres	Director	August 22, 2014

UBIQUITI NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ubiquiti Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ubiquiti Networks, Inc. and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2014 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
August 22, 2014

UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$347,097	$227,826
Accounts receivable, net of allowance for doubtful accounts of $1,395 and $2,200, respectively	54,871	35,884
Inventories	46,349	15,880
Current deferred tax assets	884	733
Prepaid income taxes	3,256	—
Prepaid expenses and other current assets	13,267	3,151
Total current assets	465,724	283,474
Property and equipment, net	7,260	5,976
Long-term deferred tax assets	1,255	4
Other long–term assets	1,912	2,886
Total assets	$476,151	$292,340
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,933	$36,187
Customer deposits	1,835	5,123
Deferred revenues - short-term	4,218	691
Income taxes payable	2,499	1,257
Debt - short-term	—	5,013
Other current liabilities	9,830	11,150
Total current liabilities	52,315	59,421
Long-term taxes payable	15,346	11,857
Debt - long-term	72,254	71,116
Deferred revenues - long-term	972	2,510
Total liabilities	140,887	144,904
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
88,179,448 and 87,213,803 outstanding at June 30, 2014 and June 30, 2013, respectively	88	87
Additional paid–in capital	145,872	134,982
Treasury stock—44,238,960 shares held in treasury at June 30, 2014 and June 30, 2013	(123,864)	(123,864)
Retained earnings	313,168	136,231
Total stockholders’ equity	335,264	147,436
Total liabilities and stockholders’ equity	$476,151	$292,340
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2014	2013	2012
Revenues	$572,464	$320,823	$353,517
Cost of revenues	318,997	185,489	202,514
Gross profit	253,467	135,334	151,003
Operating expenses:
Research and development	33,962	20,955	16,699
Sales, general and administrative	23,560	21,775	9,012
Total operating expenses	57,522	42,730	25,711
Income from operations	195,945	92,604	125,292
Interest expense and other, net	(1,334)	(851)	(1,269)
Income before provision for income taxes	194,611	91,753	124,023
Provision for income taxes	17,674	11,263	21,434
Net income and comprehensive income	$176,937	$80,490	$102,589
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	—	(112,431)
Net income (loss) attributable to common stockholders	$176,937	$80,490	$(9,842)
Net income (loss) per share of common stock:
Basic	$2.02	$0.91	$(0.12)
Diluted	$1.97	$0.89	$(0.12)
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	87,772	88,314	83,460
Diluted	89,715	90,259	83,460
Cash dividends declared per common share	$—	$0.18	$—
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balances at June 30, 2011	36,034,630	145,847	62,685,955	63	545	(39,079,910)	(69,515)	15,035	(53,872)
Net income and comprehensive income	—	—	—	—	—	—	—	102,589	102,589
Accretion of costs of Series A convertible preferred stock	—	111,535	—	—	(65,632)	—	—	(45,903)	(111,535)
Repurchase of Series A convertible preferred stock	(12,041,701)	(108,000)	—	—	—	—	—	—	—
Preferred stock cumulative dividend	—	896	—	—	(568)	—	—	(328)	(896)
Conversion of preferred stock into common stock in conjunction with initial public offering	(23,992,929)	(150,278)	23,992,929	24	150,254	—	—	—	150,278
Issuance of common stock pursuant to initial public offering, net of offering expenses	—	—	2,395,328	2	30,450	—	—	—	30,452
Stock options exercised	—	—	2,885,470	3	808	—	—	—	811
Restricted stock units issued, net of tax withholdings	—	—	90,296	—	(1,390)	—	—	—	(1,390)
Stock-based compensation expense	—	—	—	—	1,493	—	—	—	1,493
Tax impact of employee stock transactions	—	—	—	—	13,021	—	—	—	13,021
Balances at June 30, 2012	—	—	92,049,978	92	128,981	(39,079,910)	(69,515)	71,393	130,951
Net income and comprehensive income	—	—	—	—	—	—	—	80,490	80,490
Stock options exercised	—	—	266,558	—	635	—	—	—	635
Restricted stock units issued, net of tax withholdings	—	—	56,317	—	(214)	—	—	—	(214)
Common stock repurchased	—	—	(5,159,050)	(5)	—	(5,159,050)	(54,349)	—	(54,354)
Dividends paid on common stock	—	—	—	—	—	—	—	(15,652)	(15,652)
Stock-based compensation expense	—	—	—	—	3,376	—	—	—	3,376
Tax impact of employee stock transactions	—	—	—	—	2,204	—	—	—	2,204
Balances at June 30, 2013	—	—	87,213,803	87	134,982	(44,238,960)	(123,864)	136,231	147,436
Net income and comprehensive income	—	—	—	—	—	—	—	176,937	176,937
Stock options exercised	—	—	849,635	1	2,089	—	—	—	2,090
Restricted stock units issued, net of tax withholdings	—	—	116,010	—	(2,013)	—	—	—	(2,013)
Stock-based compensation expense	—	—	—	—	4,906	—	—	—	4,906
Tax impact of employee stock transactions	—	—	—	—	5,908	—	—	—	5,908
Balances at June 30, 2014	—	$—	88,179,448	$88	$145,872	(44,238,960)	$(123,864)	$313,168	$335,264
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income and comprehensive income	$176,937	$80,490	$102,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,819	1,963	602
Provision for inventory obsolescence	3,295	850	195
Deferred taxes	2,087	377	(897)
Excess tax benefit from employee stock-based awards	(5,908)	(2,323)	(13,794)
Stock-based compensation	4,906	3,376	1,493
Loss on disposal of fixed assets	45	150	—
Write-off of intangible assets	229	—	—
Loss on extinguishment of debt	458
Provision for doubtful accounts	(658)	1,096	815
Changes in operating assets and liabilities:
Accounts receivable	(18,329)	38,664	(36,648)
Inventories	(33,764)	(8,996)	(2,266)
Deferred cost of revenues	(94)	(1,185)	881
Prepaid income taxes	(3,256)	—	—
Prepaid expenses and other assets	(9,644)	(1,858)	3,660
Accounts payable	(2,326)	9,725	11,692
Taxes payable	7,150	6,645	9,539
Deferred revenues	1,989	2,396	(929)
Accrued liabilities and other	(4,609)	521	4,856
Net cash provided by operating activities	121,327	131,891	81,788
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(4,045)	(5,363)	(3,310)
Net cash used in investing activities	(4,045)	(5,363)	(3,310)
Cash Flows from Financing Activities:
Proceeds from borrowings under credit agreement	72,254	—	—
Proceeds from term loan, net	—	20,833	34,813
Repayments on term loan balance	(46,250)	(4,333)	(5,250)
Repayments on credit facility balance	(30,000)	—	—
Proceeds from credit facility	—	30,000	—
Repurchases of common stock and outstanding awards	—	(54,354)	—
Payment of special common stock dividend	—	(15,652)	—
Repurchase of Series A convertible preferred stock	—	—	(108,000)
Issuance of convertible subordinated promissory notes	—	—	68,000
Payment of convertible subordinated promissory notes	—	—	(68,000)
Proceeds from shares issued in initial public offering, net of offering costs	—	—	32,443
Proceeds from exercise of stock options	2,090	635	811
Excess tax benefit from employee stock-based awards	5,908	2,323	13,794
Tax withholdings related to net share settlements of restricted stock units	(2,013)	(214)	(1,390)
Net cash provided by (used in) financing activities	1,989	(20,762)	(32,779)
Net increase in cash and cash equivalents	119,271	105,766	45,699
Cash and cash equivalents at beginning of year	227,826	122,060	76,361
Cash and cash equivalents at end of year	$347,097	$227,826	$122,060
Supplemental Disclosure of Cash Flow Information:
Income Taxes paid	$14,007	$4,095	$6,211
Interest paid	$1,650	$1,699	$689
Conversion of preferred stock into common stock in conjunction with initial public offering	$—	$—	$150,278
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
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2014, 2013 and 2012 as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Ubiquiti and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in Lithuania, Hong Kong, China and Poland. The Company’s Hong Kong subsidiary also operates a branch office in Taiwan. All intercompany transactions and balances have been eliminated.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, inventory valuation, warranty costs, stock-based compensation and income taxes, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates.
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
For the Company’s sales, evidence of the arrangement consists of an order from a customer. The Company considers delivery to have occurred once its products have been shipped and title and risk of loss have been transferred. For the Company’s sales, these criteria are met at the time the products are transferred to the customer. The Company’s arrangements with customers do not, in most cases, include provisions for cancellation, returns, inventory swaps or refunds that would significantly impact recognized revenues.
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

The Company allocates revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices, which currently is two years. All cost of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.
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
Cash and Cash Equivalents
The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of cash deposited in U.S. dollar denominated interest-bearing deposit accounts.
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company limits its exposure by primarily placing its cash in interest-bearing deposit accounts with high credit quality financial institutions.

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
Inventory and Inventory Valuation
The Company's inventories are primarily finished goods and, to a lesser extent, raw materials, which have been consigned to the Company's contract manufacturers. Inventories are stated at the lower of actual cost (computed on a first-in, first-out basis), or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based up recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from the Company's estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company's forecast of customer demand. Customer demand is dependent on many factors and requires the Company to use significant judgment in our forecasting process. The Company also makes assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company's gross margin. If the Company ultimately sells inventory that has been previously written down, the Company's gross margins in future periods will be positively impacted.

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

The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2014	2013	2012
Beginning balance	$2,200	$1,266	$596
Charged to (released from) expenses	(658)	1,096	815
Bad debt write-offs	(147)	(162)	(145)
Ending Balance	$1,395	$2,200	$1,266
Fair Value of Financial Instruments
The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value due to their short maturities. The fair value of the Company's cash equivalents and debt are disclosed in Note 3.

Long Lived Assets
The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for fiscal 2014, 2013 and 2012.
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
Intangible Assets
The Company’s intangible assets consist primarily of legal costs associated with application for and registration of the Company’s trademarks. The Company amortizes all acquisition-related intangible assets that are subject to amortization over the estimated useful life based on economic benefit, which is generally 5 years.
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
Advertising Costs
The Company expenses all advertising costs as incurred.

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

Stock-based Compensation
The Company records stock-based awards at fair value as of the grant date and recognize expense, net of forfeitures, ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by the Company's stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. Restricted stock units are valued based on the fair value of the Company's common stock on the date of grant. Since the Company's initial public offering on October 14, 2011, the fair value of our common stock is determined using the closing market price of the Company's common stock as of the date of grant.
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

Research and Development Costs and Capitalized Software Development Costs
Research and development expenses are expensed as incurred. Research and development expenses associated with software development are expensed as incurred as our software is typically released to end customers immediately after technological feasibility has been established.
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
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board, or FASB, issued a new accounting standard update on revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and any assets recognized from the costs to obtain or fulfill a contract. The guidance will be effective for the Company beginning July 1, 2017. The Company is currently assessing the impact of this new guidance.
In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a new operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance will become effective for the Company on July 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist as of the effective date with retrospective application permitted. The Company has assessed the impact of this new guidance, however the Company does not expect adoption to have a significant impact on its consolidated financial statements.
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
For certain of the Company’s financial instruments, including cash, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below. Additionally, as of June 30, 2014, we held $307.6 million of our $347.1 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.
At June 30, 2014 and 2013 the Company had debt associated with its Loan and Security Agreements with Wells Fargo Bank and East West Bank, respectively (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of June 30, 2014 and 2013, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	June 30, 2014				June 30, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Debt(1)	$72,254	$—	$72,254	$—	$76,129	$—	$76,129	$—
(1) Debt is carried at historical cost on the Company's consolidated balance sheet.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2014	2013	2012
Numerator:
Net income (loss) attributable to common stockholders	$176,937	$80,490	$(9,842)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	87,772	88,314	83,460
Add—dilutive potential common shares:
Stock options	1,696	1,803	—
Restricted stock units	247	142	—
Weighted-average shares used in computing diluted net income (loss) per share	89,715	90,259	83,460
Net income (loss) per share of common stock:
Basic	$2.02	$0.91	$(0.12)
Diluted	$1.97	$0.89	$(0.12)

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2014	2013	2012
Stock options	—	658	3,348
Restricted stock units	36	364	454
	36	1,022	3,802

NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2014	2013
Finished goods	$45,881	$15,618
Raw materials	468	262
	$46,349	$15,880

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2014	2013
Vendor deposits	$8,043	$—
Non-trade receivables	292	2,203
Other current assets	4,932	948
	$13,267	$3,151

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,
	2014	2013
Testing equipment	$3,785	$3,309
Computer and other equipment	1,019	841
Tooling equipment	2,898	1,737
Furniture and fixtures	973	652
Leasehold improvements	3,173	1,858
Software	521	245
	12,369	8,642
Less: Accumulated depreciation and amortization	(5,109)	(2,666)
	$7,260	$5,976

Depreciation expense was $2.6 million and $1.8 million in fiscal 2014 and 2013, respectively.

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2014	2013
Intangible assets, net	$799	$1,029
Long-term deferred cost of revenues	—	1,185
Other long-term assets	1,113	672
	$1,912	$2,886

The Company's intangible assets consist primarily of legal costs associated with the application for and registration of the Company’s trademarks. The Company recorded $270,000 and $200,000 of amortization of intangible assets during fiscal 2014 and 2013, respectively. During fiscal 2014, the Company wrote off $229,000 of intangible assets. The balance of accumulated amortization was $450,000 and $200,000 at June 30, 2014 and 2013, respectively. Estimated future amortization related to trademark registration fees is $237,000, $251,000, $229,000, $68,000 and $14,000 for fiscal years 2015, 2016, 2017, 2018, and thereafter, respectively.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,
	2014	2013
Accrued compensation and benefits	$3,432	$2,712
Accrued accounts payable	10	323
Accrual for an export compliance matter	—	1,625
Warranty accrual	2,850	2,913
Other accruals	3,538	3,577
	$9,830	$11,150
NOTE 6—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

Balance at June 30, 2012	$1,381
Accruals for warranties issued during the period	4,079
Settlements made during the period	(2,547)
Balance at June 30, 2013	2,913
Accruals for warranties issued during the period	4,157
Settlements made during the period	(4,220)
Balance at June 30, 2014	$2,850
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
On September 15, 2011, the Company entered into a Loan and Security Agreement with East West Bank, (the “EWB Loan Agreement”), which was replaced by the Loan Agreement as discussed below. The credit facilities available under the EWB Loan Agreement consisted of a $35.0 million term loan facility and a $5.0 million revolving line of credit facility. The term loan would have matured on September 15, 2016 with principal and interest to be repaid in 60 monthly installments. The Company used $34.0 million of the term loan to repay a portion of the outstanding convertible subordinated promissory notes held by entities affiliated with Summit Partners, L.P leaving $1.0 million available for borrowing under the term loan facility.
On August 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement replaced the EWB Loan Agreement discussed above. The Loan Agreement provided for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term

Loan Facility”). The Company could request borrowings under the Revolving Credit Facility until August 7, 2015. On August 7, 2012, the Company borrowed $20.8 million under the Term Loan Facility, and no borrowings remained available for borrowing thereunder. On November 21, 2012, the Company borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, the Company borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remained available for borrowing thereunder.

On May 5, 2014, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $150 million senior secured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $50 million (any such increase to be in each lender’s sole discretion). The Company may borrow up to $110 million of the facility as a U.S. sublimit. The entire amount of the facility is available to Ubiquiti International Holding Company Limited, a wholly-owned subsidiary of the Company organized under the laws of the Cayman Islands. The credit facility includes a sub-limit of $5 million for letters of credit and a sub-limit of $15 million for swingline loans. In connection with the execution of the Credit Agreement, the Company terminated the $50 million line of credit facility under the Loan Agreement with East West Bank described above. Under the Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until May 5, 2019, at which time all amounts borrowed must be repaid. Additionally, $72.3 million is currently outstanding under the Credit Agreement, which was borrowed by the Company to repay obligations under the Loan Agreement and to pay transaction fees and costs. Revolving loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter or (ii) a per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.250% and 2.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Swingline loans will bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.500% or (C) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month plus 1.000%. A default interest rate shall apply on all obligations during a payment event of default under the Credit Agreement at a rate per annum equal to 2.000% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make loans, of between 0.200% and 0.350%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Revolving loans and swingline loans may be prepaid at any time without penalty. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

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

During the fiscal years 2014 and 2013, the Company made aggregate payments of $5.0 million and $4.3 million, respectively, against the Loan Agreement. At the time the Loan Agreement was retired in May 2014, the Company paid the remaining principal balance of $71.3 million. No payments were made for borrowings under the Credit Agreement with Wells Fargo in fiscal 2014. As of June 30, 2014, the Company has classified $72.3 million as long-term debt on its consolidated balance sheet related to the Credit Agreement.

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Debt payment obligations	$—	$—	$—	$—	$72,254	$—	$72,254
Interest payments on debt payment obligations	1,012	1,013	1,012	1,012	857	—	4,906
Total	$1,012	$1,013	$1,012	$1,012	$73,111	$—	$77,160
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2019.
At June 30, 2014, future minimum annual payments under operating leases are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,947	$2,950	$1,611	$342	$53	$—	$7,903

Rent expense under operating leases was $2.3 million, $1.7 million and $1.6 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Purchase Commitments
The Company subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded. The Company had $20.9 million in non-cancelable purchase commitments as of June 30, 2014, the related expenses of which are expected to be incurred in future periods.
Indemnification Obligations
The Company enters into standard indemnification agreements with many of its business partners in the ordinary course of business. These agreements include provisions for indemnifying the business partner against any claim brought by a third party to the extent any such claim alleges that a Company product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable and the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements to date.
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

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California against Ubiquiti Networks, Inc. (the “Company”), certain of its officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws. On January 30, 2013, the plaintiffs filed an amended consolidated complaint. The Company filed a motion to dismiss the complaint, and on March 26, 2014, the court issued an order granting the motion to dismiss with leave to amend the complaint. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014 the court ordered the dismissal of the shareholder class action lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. On May 15, 2014, the plaintiffs filed a notice of appeal from the judgment of the court. There can be no assurance that the Company will prevail in the appeal proceeding. The Company cannot currently estimate the possible loss it may experience in connection with this litigation.
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
NOTE 10—COMMON STOCK AND TREASURY STOCK

As of June 30, 2014 and 2013, the authorized capital of the Company included 500,000,000 shares of common stock. As of June 30, 2014, 132,418,408 shares of common stock were issued and 88,179,448 were outstanding. As of June 30, 2013, 131,452,763 shares of common stock were issued and 87,213,803 were outstanding.
Common Stock Repurchases
On August 9, 2012, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The share repurchase program commenced on August 13, 2012 and expired on August 12, 2013. The share repurchase program was been funded from proceeds from the Loan Agreement as discussed in Note 7 and from existing cash on hand. The Company repurchased 5,159,050 shares at an average share price of $10.52 per share under this plan. All repurchased shares are recorded as treasury stock at cost.

On May 29, 2014, the Board of Directors authorized the Company to repurchase up to an additional $75 million of its common stock. The share repurchase program commenced on June 2, 2014 and will expire on May 10, 2015. The share repurchase program was been funded from proceeds from the Credit Agreement as discussed in Note 8 and from existing cash on hand. As of June 30, 2014 the Company has not repurchased any of its common stock under this plan.
Special Dividend

On December 14, 2012, the Board of Directors authorized a special cash dividend of $0.18 per share for each share of common stock outstanding on December 24, 2012. The aggregate dividend payment of $15.7 million was paid on December 28, 2012 to stockholders of record on December 24, 2012. The dividend payment was funded using proceeds from the Loan Agreement as discussed in Note 8.

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
The maximum aggregate number of shares that may be awarded under the 2010 Plan as of June 30, 2014 was 8,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2005 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan that are forfeited to (but not repurchased by) the Company.
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
As of June 30, 2014, the Company had 9,918,184 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2014, 2013 and 2012 (in thousands):

	Years Ended Years Ended June 30,
	2014	2013	2012
Cost of sales	$590	$446	$117
Research and development	2,423	1,433	542
Sales, general and administrative	1,893	1,497	834
	$4,906	$3,376	$1,493

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2014, 2013 and 2012:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2011	6,171,707	$0.72	6.44	$43,135
Granted	161,000	10.44
Exercised	(2,885,470)	0.28
Forfeitures and cancellations	(99,792)	4.71
Balance, June 30, 2012	3,347,445	$1.45	6.62	$42,920
Granted	683,500	11.29
Exercised	(266,558)	2.39
Forfeitures and cancellations	(150,125)	5.68
Balance, June 30, 2013	3,614,262	$3.07	6.17	$52,330
Exercised	(849,635)	2.46
Forfeitures and cancellations	(107,485)	10.55
Balance, June 30, 2014	2,657,142	$2.96	5.11	$112,215
Vested and expected to vest as of June 30, 2014	2,635,599	$2.89	5.09	$111,482
Vested and exercisable as of June 30, 2014	2,233,533	$1.60	4.56	$97,363

Additional information regarding options outstanding as of June 30, 2014 is as follows (in thousands, except weighted average exercise price amounts and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 - $0.04	75,270	3.17	$0.01	75,270	$0.01
$0.05 - $0.39	1,594,890	3.78	0.05	1,594,890	0.05
$0.40 - $5.11	370,220	6.28	3.07	319,027	2.99
$5.12 - $10.76	124,817	6.98	6.95	74,886	7.00
$10.77 - $11.74	321,500	8.37	10.77	107,537	10.77
$11.75 - $18.48	163,267	8.41	13.30	58,105	13.36
$18.49 - $18.70	2,907	7.51	18.49	1,406	18.49
$18.71 - $19.98	1,000	7.36	18.71	645	18.71
$19.99 - $26.28	3,271	7.48	21.43	1,767	21.17
$0.01 – $26.28	2,657,142	5.11	$2.96	2,233,533	$1.60
During fiscal 2014 and 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $30.5 million, $3.4 million, and $48.6 million, respectively, as determined as of the date of option exercise.

As of June 30, 2014, the Company had unrecognized compensation cost of $2.0 million related to stock options which the Company expects to recognize over a weighted-average period of 2.2 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any stock options during fiscal 2014. For fiscal 2013 and 2012 the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended Years Ended June 30,
	2013	2012
Expected term	6.1 years	6.1 years
Expected volatility	52%	49%
Risk-free interest rate	0.9%	1.6%
Expected dividend yield	—	—
Weighted average grant date fair value	$5.57	$5.05
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
Expected dividend yield. Although the Company paid a special cash dividend during fiscal 2013, the Company does not currently plan to pay dividends on its common stock.

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
Cash received from stock option exercises during the fiscal 2014, 2013 and 2012 was $2.1 million, $635,000 and $811,000, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2011	488,385	$2.66
RSUs granted	169,710	22.33
RSUs vested	(146,475)	2.37
RSUs canceled	(58,000)	8.04
Non-vested RSUs, June 30, 2012	453,620	$9.42
RSUs granted	656,500	14.11
RSUs vested	(70,512)	14.14
RSUs canceled	(294,702)	5.29
Non-vested RSUs, June 30, 2013	744,906	$14.74
RSUs granted	209,032	37.87
RSUs vested	(170,197)	15.59
RSUs canceled	(234,039)	16.18
Non-vested RSUs, June 30, 2014	549,702	$22.65
The intrinsic value of RSUs vested in fiscal 2014, 2013 and 2012 was $6.1 million, $1.0 million and $3.5 million, respectively. The total intrinsic value of all outstanding RSUs was $24.8 million as of June 30, 2014.
As of June 30, 2014, there was unrecognized compensation costs related to RSUs of $9.6 million which the Company expects to recognize over a weighted average period of 3.2 years.
NOTE 12—INCOME TAXES
For financial reporting purposes, the components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2014	2013	2012
Domestic	$44,551	$17,860	$41,490
Foreign	150,060	73,893	82,533
	$194,611	$91,753	$124,023

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2014	2013	2012
Current
Foreign	$2,451	$1,790	$2,040
Federal	16,516	8,515	17,437
State	109	581	2,854
Current tax expense	19,076	10,886	22,331
Deferred
Foreign	—	—	—
Federal	(1,507)	(130)	(217)
State	105	507	(680)
Deferred tax expense	(1,402)	377	(897)
Provision for income taxes	$17,674	$11,263	$21,434

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30,
	2014	2013
Deferred tax assets
Allowance for doubtful accounts	$200	$337
Stock-based compensation	1,038	833
Accrued expenses	455	191
Research and development credits	345	—
State tax	570	—
Other	353	323
Total deferred tax assets	2,961	1,684
Deferred tax liabilities
Basis difference for fixed assets	(477)	(829)
Other	—	(118)
Total deferred tax liabilities	(477)	(947)
Valuation allowance	(345)	—
Net deferred tax assets	$2,139	$737

As of June 30, 2014, the Company had California research tax credit carry-forwards, net of ASC 740-10 unrecognized tax benefits, of approximately $1.1 million. The California research credits can be carried forward indefinitely.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In the fourth quarter of fiscal 2014, the Company determined that it is more likely than not that our deferred tax asset for California research credits will not be realized as for the foreseeable future the Company is expecting to generate credits in excess of its ability to use such attributes. As a result, the Company established a valuation allowance of $345,000 for the amount of California deferred tax assets that may not be realized as of June 30, 2014.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of June 30, 2014, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by approximately $541,000 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended June 30,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Stock-based compensation	0.4	0.8	—
State tax expense	—	0.7	1.0
Tax rate differential, foreign income	(25.3)	(24.2)	(23.0)
Federal research and development credits	(0.3)	(0.4)	—
Other permanent items	(0.7)	0.4	4.3
Effective tax rate	9.1%	12.3%	17.3%
The Company had increased foreign operations in fiscal 2014 as compared to fiscal 2013 and in fiscal 2013 as compared to fiscal 2012, which resulted in the generation more income on a comparative year over year basis in foreign jurisdictions that have lower tax rates than the U.S.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $347.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company's provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2014 2013 and 2012 consists of the following (in thousands):

	Years Ended June 30,
	2014	2013	2012
	(In thousands)
Unrecognized benefit—beginning of period	$11,455	$7,825	$2,020
Gross increases—current year tax positions	3,871	3,806	4,697
Gross increases (decreases)—prior year tax positions	(213)	(176)	1,108
Gross Decreases - prior year tax positions due to statue lapse	$(199)
Unrecognized benefit—end of period	$14,914	$11,455	$7,825
Included in the gross unrecognized tax benefits balance as of June 30, 2014 are $14.5 million of tax positions which would affect income tax expense if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2014, the Company had $695,000 accrued interest related to uncertain tax matters. The Company does not expect its unrecognized tax benefits as of June 30, 2014 will materially change within the next 12 months. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. Tax years 2011 through 2014 are subject to examination by the U.S. federal tax authorities. Tax years 2010 through 2014 are subject to examination by the state tax authorities. Tax year 2014 is subject to examination by the foreign tax authorities. There are no income tax examinations currently in process.
NOTE 13—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Management has determined that the Company operates as one reportable and operating segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker.
Revenue
Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2014		2013		2012
Service provider technology	$450,663	79%	$285,390	89%	$321,648	91%
Enterprise technology	121,801	21%	35,433	11%	31,869	9%
Total revenues	$572,464	100%	$320,823	100%	$353,517	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2014		2013		2012
North America(1)	$142,438	25%	$84,820	26%	$88,309	25%
South America	109,584	19%	65,764	21%	88,325	25%
Europe, the Middle East and Africa	247,009	43%	127,860	40%	130,494	37%
Asia Pacific	73,433	13%	42,379	13%	46,389	13%
Total revenues	$572,464	100%	$320,823	100%	$353,517	100%

(1)	Revenue for the United States was $136.6 million, $80.6 million and $84.3 million for fiscal 2014, 2013 and 2012, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2014	2013	2012	2014	2013
Flytec Computers, Inc.	13%	13%	16%	13%	12%
Streakwave Wireless, Inc.	*	*	10%	12%	15%
P.W. Batna Magdalena Mucha	*	*	*	12%	11%
 * denotes less than 10%

NOTE 14—SUPPLEMENTARY DATA (UNAUDITED)
The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2014 and 2013. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2014
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$129,687	$138,439	$148,331	$156,007
Gross profit	58,023	60,971	65,612	68,861
Income from operations	45,896	47,120	50,135	52,794
Net income and comprehensive income	40,528	41,792	45,199	49,418
Net income per share of common stock:
Basic	$0.46	$0.48	$0.51	$0.56
Diluted	$0.45	$0.47	$0.50	$0.55
	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$61,535	$74,901	$83,155	$101,232
Gross profit	25,020	30,485	35,465	44,364
Income from operations	15,775	20,119	23,503	33,207
Net income and comprehensive income	13,179	17,803	20,667	28,841
Net income per share of common stock:
Basic	$0.14	$0.20	$0.24	$0.33
Diluted	$0.14	$0.20	$0.23	$0.32

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Networks, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

10.6#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

10.7#	Employment Agreement, dated as of March 19, 2012, between Ubiquiti Networks, Inc. and Jessica Zhou.	10-K	10.8	September 28, 2012

10.8	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.9	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.10	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.11†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.12	Loan and Security Agreement, dated as of September 15, 2011, between Ubiquiti Networks, Inc. and East West Bank.	S-1	10.14	September 16, 2011

10.13	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.14	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.15	Loan and Security Agreement, dated as of August 7, 2012, by and among Ubiquiti Networks, Inc., the lenders from time to time party thereto, U.S. Bank, as Syndication Agent, and East West Bank, as Administrative Agent	8-K	10.1	August 13, 2012

10.16	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.17	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

10.18	Release of Claims Agreement between Ubiquiti Networks, Inc. and Jessica Zhou	8-K	10.1	October 18, 2013

10.19	Offer Letter between Ubiquiti Networks, Inc., and David Hsieh	10-Q	10.2	November 8, 2013

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
101.LAB(*)	XBRL Taxonomy Labels Linkbase Document

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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