Form 10-Q
period 2014-09-30
Ubiquiti Networks, Inc.
filed 2014-11-06
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of November 3, 2014, 88,361,831 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$391,016	$347,097
Accounts receivable, net of allowance for doubtful accounts of $1,500 and $1,395, respectively	65,875	54,871
Inventories	38,747	46,349
Current deferred tax asset	884	884
Prepaid income taxes	—	3,256
Prepaid expenses and other current assets	21,744	13,267
Total current assets	518,266	465,724
Property and equipment, net	9,995	7,260
Long-term deferred tax asset	1,255	1,255
Other long–term assets	1,804	1,912
Total assets	$531,320	$476,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,085	$33,933
Customer deposits	412	1,835
Deferred revenues - short-term	5,509	4,218
Income taxes payable	3,411	2,499
Dividend payable	15,000	—
Other current liabilities	18,614	9,830
Total current liabilities	82,031	52,315
Long-term taxes payable	16,226	15,346
Debt - long-term	72,254	72,254
Deferred revenues - long-term	992	972
Total liabilities	171,503	140,887
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
88,343,830 and 88,179,448 outstanding at September 30, 2014 and June 30, 2014, respectively	88	88
Additional paid–in capital	147,682	145,872
Treasury stock—44,238,960 shares held in treasury at September 30, 2014 and June 30, 2014	(123,864)	(123,864)
Retained earnings	335,911	313,168
Total stockholders’ equity	359,817	335,264
Total liabilities and stockholders’ equity	$531,320	$476,151
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues	$150,087	$129,687
Cost of revenues	89,036	71,664
Gross profit	61,051	58,023
Operating expenses:
Research and development	11,721	6,317
Sales, general and administrative	5,696	5,810
Total operating expenses	17,417	12,127
Income from operations	43,634	45,896
Interest expense and other, net	(58)	(246)
Income before provision for income taxes	43,576	45,650
Provision for income taxes	5,833	5,122
Net income and comprehensive income	$37,743	$40,528
Net income per share of common stock:
Basic	$0.43	$0.46
Diluted	$0.42	$0.45
Weighted average shares used in computing net income per share of common stock:
Basic	88,240	87,411
Diluted	89,913	89,473
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$37,743	$40,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	880	705
Provision for inventory obsolescence	695	550
Provision for doubtful accounts	106	—
Provision for loss on vendor deposit	5,500	—
Excess tax benefit from employee stock-based awards	(782)	(1,512)
Stock-based compensation	1,372	1,167
Write-off of intangible assets	—	74
Changes in operating assets and liabilities:
Accounts receivable	(11,110)	86
Inventories	6,907	(1,045)
Deferred cost of revenues	(509)	—
Prepaid income taxes	3,256	—
Prepaid expenses and other assets	(13,410)	897
Accounts payable	5,018	8,113
Taxes payable	2,574	2,046
Deferred revenues	1,311	106
Accrued liabilities and other	7,391	165
Net cash provided by operating activities	46,942	51,880
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(3,461)	(460)
Net cash used in investing activities	(3,461)	(460)
Cash Flows from Financing Activities:
Repayments on term loan balance	—	(1,250)
Proceeds from exercise of stock options	456	631
Excess tax benefit from employee stock-based awards	782	1,512
Tax withholdings related to net share settlements of restricted stock units	(800)	(410)
Net cash provided by financing activities	438	483
Net increase in cash and cash equivalents	43,919	51,903
Cash and cash equivalents at beginning of period	347,097	227,826
Cash and cash equivalents at end of period	$391,016	$279,729
Non-Cash Financing Activities:
Unpaid cash dividend	$15,000	$—
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
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2015 is referred to as “fiscal 2015” and the fiscal year ended June 30, 2014 is referred to as “fiscal 2014.”
Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2014 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2014 included in its Annual Report on Form 10-K, as filed on August 22, 2014 with the SEC (the “Annual Report”). The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2014 included in the Annual Report.
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
For certain of the Company’s financial instruments, including cash, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below. Additionally, as of September 30, 2014, we held $330.8 million of our $391.0 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we would incur significant tax liabilities if we were to repatriate those amounts.
At September 30, 2014 and June 30, 2014 the Company had debt associated with its Credit Agreement with Wells Fargo Bank(See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of September 30, 2014 and June 30, 2014, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	September 30, 2014				June 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$72,254	$—	$72,254	$—	$72,254	$—	$72,254	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2014	2013
Numerator:
Net income attributable to common stockholders	$37,743	$40,528
Denominator:
Weighted-average shares used in computing basic net income per share	88,240	87,411
Add—dilutive potential common shares:
Stock options	1,481	1,814
Restricted stock units	192	248
Weighted-average shares used in computing diluted net income per share	89,913	89,473
Net income per share of common stock:
Basic	$0.43	$0.46
Diluted	$0.42	$0.45

The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2014	2013
Stock options	—	1
Restricted stock units	2	16
	2	17
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Finished goods	$37,945	$45,881
Raw materials	802	468
	$38,747	$46,349

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Vendor deposits	$15,741	$8,043
Non-trade receivables	301	292
Other current assets	5,702	4,932
	$21,744	$13,267

During the three months ended September 30, 2014, the Company recorded a reserve of $5.5 million against its vendor deposits balance to reflect the amount not recoverable due to a termination fee related to a purchase commitment entered into during fiscal 2014.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Testing equipment	$4,155	$3,785
Computer and other equipment	1,271	1,019
Tooling equipment	3,308	2,898
Furniture and fixtures	1,127	973
Leasehold improvements	3,173	3,173
Software	530	521
Construction in progress	2,370	—
	15,934	12,369
Less: Accumulated depreciation and amortization	(5,939)	(5,109)
	$9,995	$7,260

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Intangible assets, net	$749	$799
Other long-term assets	1,055	1,113
	$1,804	$1,912

The Company's intangible assets consist primarily of legal costs associated with the application for and registration of the Company’s trademarks. The Company recorded $50,000 and $150,000 of amortization of intangible assets during the three months ended September 30, 2014 and 2013, respectively. The balance of accumulated amortization was $500,000 and $450,000 at September 30, 2014 and June 30, 2014, respectively. Estimated future amortization related to trademark registration fees is $187,000, $251,000, $229,000, $68,000 and $14,000 for the remainder of fiscal 2015 and fiscal years 2016, 2017, 2018 and 2019, respectively.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Accrued compensation and benefits	$2,437	$3,432
Accrued accounts payable	7,651	10
Warranty accrual	2,850	2,850
Other accruals	5,676	3,538
	$18,614	$9,830
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Beginning balance	$2,850	$2,913
Accruals for warranties issued during the period	788	1,251
Warranty costs incurred during the period	(788)	(964)
	$2,850	$3,200
NOTE 7—DEBT
On August 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). The Company may request borrowings under the Revolving Credit Facility until August 7, 2015. The Loan Agreement replaced a previous agreement whereby the Company had an existing term loan balance of $29.2 million as of the date the new Loan Agreement. On August 7, 2012, the Company borrowed $20.8 million under the Term Loan Facility, and no borrowings remain available for borrowing thereunder. On November 21, 2012, the Company borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, the Company borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remains available for borrowing thereunder. During the three months ended September 30, 2013 the Company made aggregate payments of $1.3 million against the loan balance.

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
No payments were made for borrowings under the Credit Agreement with Wells Fargo in the three months ended September 30, 2014. As of September 30, 2014, the Company has classified $72.3 million of long-term debt on its consolidated balance sheet related to the Credit Agreement.

The following table summarizes our estimated debt and interest payment obligations as of September 30, 2014 (in thousands):

	2015(remainder)	2016	2017	2018	2019	Total
Debt payment obligations	$—	$—	$—	$—	$72,254	$72,254
Interest payments on debt payment obligations	761	1,014	1,014	1,014	858	4,661
Total	$761	$1,014	$1,014	$1,014	$73,112	$76,915
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

At September 30, 2014, future minimum annual payments under operating leases are as follows (in thousands):

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,277	$2,986	$1,648	$358	$53	$—	$7,322
Purchase Commitments
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded.
Other Obligations
The Company had other obligations of $1.2 million as of September 30, 2014, which consisted primarily of commitments to acquire capital assets, including manufacturing equipment.
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

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California against Ubiquiti Networks, Inc., certain of its officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws. On January 30, 2013, the plaintiffs filed an amended consolidated complaint. On March 26, 2014, the court issued an order granting a motion to dismiss the complaint with leave to amend. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014, the court ordered the dismissal of the lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. On May 15, 2014, the plaintiffs filed a notice of appeal from the judgment of the court. The appeal is ongoing before the U.S. Court of Appeals for the Ninth Circuit. There can be no assurance that the Company will prevail in the appeal proceeding. The Company cannot currently estimate the possible loss, if any, that it may experience in connection with this litigation.
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of September 30, 2014 and June 30, 2014, the authorized capital of the Company included 500,000,000 shares of common stock. As of September 30, 2014, 132,582,790 shares of common stock were issued and 88,343,830 were outstanding. As of June 30, 2014, 132,418,408 shares of common stock were issued and 88,179,448 were outstanding.

Dividend Policy

On September 30, 2014, the Company announced that its Board of Directors had approved a new annual dividend policy.  Pursuant to this dividend policy, the Company intends to pay an annual cash dividend to its shareholders of record on a record date and in an amount to be determined annually by the Board of Directors subject to the Company's financial position and other relevant factors. As of September 30, 2014, the Company's first annual dividend of $0.17 per share was recorded as a dividend payable in its condensed consolidated balance sheet of $15.0 million, which was paid on October 28, 2014 to stockholders of record on October 17, 2014.

NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2014, the Company had 9,894,037 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Cost of sales	$149	$144
Research and development	825	496
Sales, general and administrative	398	527
	$1,372	$1,167

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2014:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2014	2,657,142	$2.96
Exercised	(116,907)	3.90
Forfeitures and cancellations	(503)	15.00
Balance, September 30, 2014	2,539,732	$2.91	4.79	$87,918
Vested and expected to vest as of September 30, 2014	2,521,480	$2.85	4.77	$87,442
Vested and exercisable as of September 30, 2014	2,195,724	$1.70	4.31	$78,683
During the three months ended September 30, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $4.9 million and $10.0 million, respectively, as determined as of the date of option exercise.

As of September 30, 2014, the Company had unrecognized compensation costs of $1.7 million related to stock options which the Company expects to recognize over a weighted-average period of 2.0 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three months ended September 30, 2014 and 2013.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2014	549,702	$22.65
RSUs granted	44,894	38.77
RSUs vested	(66,969)	40.24
RSUs canceled	(750)	15.06
Non-vested RSUs, September 30, 2014	526,877	$21.80
The intrinsic value of RSUs vested in the three months ended September 30, 2014 and 2013 was $2.7 million and $1.4 million, respectively.
As of September 30, 2014, there was unrecognized compensation costs related to RSUs of $10.1 million which the Company expects to recognize over a weighted average period of 3.1 years.
NOTE 11—INCOME TAXES
As of September 30, 2014, the Company had approximately $15.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At September 30, 2014, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $824,000 for the three months ended September 30, 2014. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded an income tax provision of $5.8 million for the three months ended September 30, 2014. The Company’s estimated 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax years from 2010 and onwards could be subject to examinations by tax authorities.
NOTE 12—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Management has determined that the Company operates as one reportable and operating segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker. The Company presents its revenues by product type in two primary categories, Service Provider Technology and Enterprise Technology.

•
Service Provider Technology includes the Company's airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products in the 0.9 to 6.0GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes revenues that are attributable to post contract support ("PCS").

•	Enterprise Technology includes the Company's UniFi, mFi and UniFi Video platforms.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013
Service Provider Technology	$107,271	71%	$94,217	73%
Enterprise Technology	42,816	29%	35,470	27%
Total revenues	$150,087	100%	$129,687	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013
North America(1)	$53,582	35%	$37,433	29%
South America	31,134	21%	20,776	16%
Europe, the Middle East and Africa	50,607	34%	52,866	41%
Asia Pacific	14,764	10%	18,612	14%
Total revenues	$150,087	100%	$129,687	100%

(1)	Revenue for the United States was $52.0 million and $36.3 million for the three months ended September 30, 2014 and 2013, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2014	2013	2014	2014
Customer A	10%	10%	*	13%
Customer B	*	10%	10%	12%
Customer C	*	*	11%	12%
Customer D	*	*	17%	*
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $151,000 in expenses pursuant to the Aircraft Lease Agreement during the three months ended September 30, 2014. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Ubiquiti Networks develops high performance networking technology for service providers and enterprises. Our technology platforms focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. This differentiated business model, combined with our innovative proprietary technologies, has resulted in an attractive alternative to traditional high touch, high cost providers, allowing us to advance the market adoption of our platforms for ubiquitous connectivity.
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
Our revenues increased 16% to $150.1 million in the three months ended September 30, 2014 from $129.7 million in the three months ended September 30, 2013. We believe the overall increase in revenues during the three months ended September 30, 2014 was driven by increased adoption of our service provider and enterprise technologies. We had net income of $37.7 million and $40.5 million in the three months ended September 30, 2014 and 2013, respectively. The increase in net income in the three months ended September 30, 2014 as compared to the same period in the prior year was primarily due to the increase in revenues.
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
We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 98% of our revenues in the three months ended September 30, 2014. Other channel partners, such as resellers and OEMs, largely accounted for the balance of our revenues.
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

•
Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, purchased Intellectual Property ("IP"), facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products and developing new versions of our existing products.

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

Deferred Revenues and Costs
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that all of these criteria have been met, we defer recognition of revenue. We classify the cost of products associated with these deferred revenues as deferred costs of revenues.
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of September 30, 2014 and June 30, 2014, we had deferred revenues of $3.1 million and $2.8 million respectively, related to these obligations.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed on August 22, 2014 with the SEC, or the Annual Report, and there have been no material changes.

Results of Operations
Comparison of Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014		2013
	(In thousands, except percentages)
Revenues	$150,087	100%	$129,687	100%
Cost of revenues(1)(2)	89,036	59%	71,664	55%
Gross profit	61,051	41%	58,023	45%
Operating expenses:
Research and development(1)	11,721	8%	6,317	5%
Sales, general and administrative(1)	5,696	4%	5,810	4%
Total operating expenses	17,417	12%	12,127	9%
Income from operations	43,634	29%	45,896	36%
Interest expense and other, net	(58)	*	(246)	*
Income before provision for income taxes	43,576	29%	45,650	35%
Provision for income taxes	5,833	4%	5,122	4%
Net income and comprehensive income	$37,743	25%	$40,528	31%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$149		$144
Research and development	825		496
Sales, general and administrative	398		527
Total stock-based compensation	$1,372		$1,167
(2) Includes purchase commitment termination fee	$5,500		$—
Revenues
Revenues increased $20.4 million, or 16%, driven by increased adoption of our service provider and enterprise technologies.
Revenues by Product Type

	Three Months Ended September 30,
	2014		2013
	(in thousands, except percentages)
Service Provider Technology	$107,271	71%	$94,217	73%
Enterprise Technology	42,816	29%	35,470	27%
Total revenues	$150,087	100%	$129,687	100%

Revenues from Service Provider Technologies increased $13.1 million, or 14%, primarily due to continued expansion of core infrastructure build-outs in our wireless markets.
Enterprise Technology revenues increased $7.3 million, or 21%, due primarily to product expansion and further adoption of our UniFi technology platform.

Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013
North America(1)	$53,582	35%	$37,433	29%
South America	31,134	21%	20,776	16%
Europe, the Middle East and Africa	50,607	34%	52,866	41%
Asia Pacific	14,764	10%	18,612	14%
Total revenues	$150,087	100%	$129,687	100%

(1)	Revenue for the United States was $52.0 million and $36.3 million for the three months ended September 30, 2014 and 2013, respectively.
Cost of Revenues and Gross Profit
Cost of revenues increased $17.4 million, or 24%, from $71.7 million in the three months ended September 30, 2013 to $89.0 million in the three months ended September 30, 2014. The increase in cost of revenues in the three months ended September 30, 2014 was primarily due to a non-recurring charge associated with a termination fee of $5.5 million for the cancellation of a purchase commitment.
Gross profit decreased to 41% in the three months ended September 30, 2014 compared to 45% in the three months ended September 30, 2013, primarily due to a non-recurring charge associated with a termination fee of $5.5 million for the cancellation of a purchase commitment.
Operating Expenses
Research and Development
Research and development expenses increased $5.4 million, or 86%, from $6.3 million in the three months ended September 30, 2013 to $11.7 million in the three months ended September 30, 2014. As a percentage of revenues, research and development expenses increased from 5% in the three months ended September 30, 2013 to 8% in the three months ended September 30, 2014. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due to increases in headcount to support our strategy as we broadened our research and development activities to new product areas and certain one-time costs incurred for IP purchased for use in our products. Over time, we expect our research and development costs to increase in absolute dollars as we continue making investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses during the three months ended September 30, 2013 remained relatively flat compared to the same period in the prior year. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued efforts to protect our intellectual property and growth in headcount to support our business and operations.
Interest Expense and Other, Net
Interest expense and other, net was $58,000 for the three months ended September 30, 2014, representing a decrease of $188,000 from $246,000 for the three months ended September 30, 2013. The decrease in interest expense and other, net during the three months ended September 30, 2014 compared to the same period in the prior year was primarily due to more favorable interest rates during the three months ended September 30, 2013 compared to the same period in the prior year.
Provision for Income Taxes
Our provision for income taxes increased $711,000, or 14%, from $5.1 million for the three months ended September 30, 2013 to $5.8 million for the three months ended September 30, 2014. Our effective tax rate increased to 13% for the three months ended September 30, 2014 as compared to 11% the three months ended September 30, 2013. The higher effective tax rate was primarily due to a smaller percentage of our overall profitability occurring in foreign jurisdictions with lower income tax rates.

Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. Cash and cash equivalents increased from $347.1 million at June 30, 2014 to $391.0 million at September 30, 2014.

Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$46,942	$51,880
Net cash used in investing activities	(3,461)	(460)
Net cash provided by financing activities	438	483
Net increase in cash and cash equivalents	$43,919	$51,903
Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2014 of $46.9 million consisted primarily of net income of $37.7 million and net changes in operating assets and liabilities that resulted in net cash inflows of $1.4 million. These changes consisted primarily of a $13.4 million increase in prepaid expenses and other current assets due to the timing of our payments and additional deposits with our suppliers, a $12.4 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $6.9 million decrease in inventory due to our efforts to maintain optimal inventory levels and a $2.6 million increase in taxes payable due to the timing of federal tax payments. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, a write-off of our intangible assets and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $7.8 million.

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
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the three months ended September 30, 2014 and 2013 were $3.4 million and $402,000, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $30,000 and $58,000 during the three months ended September 30, 2014 and 2013, respectively. The increase in capital expenditures during the three months ended September 30, 2014 was primarily related to our prototype manufacturing facility in Suzhou, China which supports our strategy of developing our new products more rapidly.
Cash Flows from Financing Activities
We had $438,000 of cash provided by financing activities during the three months ended September 30, 2014, which consisted of cash received for stock option exercises of $456,000 and an excess tax benefit from employee stock-based awards of $782,000, partially offset by tax withholdings related to net share settlements of restricted stock units of $800,000.
We had $483,000 of cash provided by financing activities during the three months ended September 30, 2013, which consisted of an excess tax benefit from employee stock-based awards of $1.5 million and cash received for stock option exercises of $631,000, partially offset by repayments on our term loan balance with East West Bank of $1.3 million and tax withholdings related to net share settlements of restricted stock units of $410,000.

Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of September 30, 2014, we held $330.8 million of our $391.0 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of September 30, 2014.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at September 30, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2014:

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,277	$2,986	$1,648	$358	$53	$—	$7,322
Debt payment obligations	—	—	—	—	72,254	—	72,254
Interest payments on debt payment obligations	761	1,014	1,014	1,014	858	—	4,661
Purchase obligations	222	—	—	—	—	—	222
Other obligations	1,109	20	20	3	—	—	1,152
Total	$4,369	$4,020	$2,682	$1,375	$73,165	$—	$85,611
Operating Leases
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2019.
Debt and Interest Payment Obligations
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

Purchase Obligations
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
Other Obligations
We had other obligations of $1.2 million as of September 30, 2014, which consisted primarily of commitments to acquire capital assets, including manufacturing equipment.
Unrecognized Tax Benefits
As of September 30, 2014, we had $15.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
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

Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes and other special charges and credits. Additionally, during the three months ended September 30, 2014 we recorded a one-time charge of $5.5 million due to a termination fee related to a purchase commitment entered into during fiscal 2014. Management believes these Non-GAAP financial measures provide meaningful supplemental information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended September 30,
	2014	2013
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$43,406	$41,228
Non-GAAP diluted net income per share of common stock	$0.48	$0.46
2014
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended September 30,
	2014	2013
	(In thousands, except per share amounts)
Net income and comprehensive income	$37,743	$40,528
Stock-based compensation:
Cost of revenues	149	144
Research and development	825	496
Sales, general and administrative	398	527
Purchase commitment termination fee	5,500	—
Tax effect of non-GAAP adjustments	(1,209)	(467)
Non-GAAP net income and comprehensive income	$43,406	$41,228
Non-GAAP diluted net income per share of common stock	$0.48	$0.46
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	89,913	89,473

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Credit Agreement with Wells Fargo. Revolving loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.250% and 2.000%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans will bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.500% or (C) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month plus 1.000%. A default interest rate shall apply on all obligations during a payment event of default under the Credit Agreement at a rate per annum equal to 2.000% above the applicable interest rate. Based on a sensitivity analysis, as of September 30, 2014, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $1.4 million over the next 12 months.
We had cash and cash equivalents of $391.0 million and $347.1 million as of September 30, 2014 and June 30, 2014, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. Our financial position or results of operations would not be significantly affected by a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Any decisions to reduce or discontinue paying cash dividends to our stockholders, or repurchase shares of our common stock pursuant to our previously announced stock repurchase program, could cause the market price for our common stock to decline.
Our payment of cash dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. These and other factors may also affect the continuation of, or activity under, our previously announced stock repurchase program. Any reduction or discontinuance by us of the payment of cash dividends could cause the market price of our common stock to decline. In the event our payment of cash dividends is reduced or discontinued, our failure or inability to resume paying cash dividends at prior levels could also result in a lower market price of our common stock. The discontinuance of, or activity under, our previously announced stock repurchase program could also result in a lower market price of our common stock.
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
Risks Related to Intellectual Property
We have limited ability to obtain and enforce intellectual property rights, and may fail to effectively obtain and enforce such rights.
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
As of September 30, 2014, our balance outstanding under our existing credit facility was $72.3 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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

UBIQUITI NETWORKS, INC.

Dated:	November 6, 2014	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 6, 2014	By:	/s/ Craig L. Foster
Craig L. Foster

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.