Form 10-Q
period 2014-12-31
Ubiquiti Networks, Inc.
filed 2015-02-05
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 2, 2015, 87,863,113 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$388,603	$347,097
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $1,395 at December 31, 2014 and June 30, 2014, respectively	72,569	54,871
Inventories	37,509	46,349
Current deferred tax asset	884	884
Prepaid income taxes	4,512	3,256
Prepaid expenses and other current assets	32,517	13,267
Total current assets	536,594	465,724
Property and equipment, net	13,759	7,260
Long-term deferred tax asset	1,255	1,255
Other long–term assets	1,765	1,912
Total assets	$553,373	$476,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,941	$33,933
Customer deposits	712	1,835
Deferred revenues	2,948	4,218
Income taxes payable	972	2,499
Other current liabilities	10,717	9,830
Total current liabilities	70,290	52,315
Long-term taxes payable	17,467	15,346
Debt - long-term	72,254	72,254
Deferred revenues - long-term	1,008	972
Total liabilities	161,019	140,887
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
87,846,511 and 88,179,448 outstanding at December 31, 2014 and June 30, 2014, respectively	88	88
Additional paid–in capital	148,974	145,872
Treasury stock—44,768,739 and 44,238,960 shares held in treasury at December 31, 2014 and June 30, 2014, respectively	(138,864)	(123,864)
Retained earnings	382,156	313,168
Total stockholders’ equity	392,354	335,264
Total liabilities and stockholders’ equity	$553,373	$476,151
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$153,137	$138,439	$303,224	$268,126
Cost of revenues	84,116	77,468	173,152	149,132
Gross profit	69,021	60,971	130,072	118,994
Operating expenses:
Research and development	12,936	8,077	24,657	14,394
Sales, general and administrative	5,362	5,774	11,058	11,584
Total operating expenses	18,298	13,851	35,715	25,978
Income from operations	50,723	47,120	94,357	93,016
Interest expense and other, net	17	(249)	(41)	(495)
Income before provision for income taxes	50,740	46,871	94,316	92,521
Provision for income taxes	4,475	5,079	10,308	10,201
Net income and comprehensive income	$46,265	$41,792	$84,008	$82,320
Net income per share of common stock:
Basic	$0.52	$0.48	$0.95	$0.94
Diluted	$0.52	$0.47	$0.94	$0.92
Weighted average shares used in computing net income per share of common stock:
Basic	88,196	87,661	88,218	87,536
Diluted	89,737	89,653	89,838	89,593
Cash dividends declared per common share	$—	$—	$0.17	$—
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$84,008	$82,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,912	1,330
Provision for inventory obsolescence	695	925
Deferred taxes	106	1,523
Excess tax benefit from employee stock-based awards	(787)	(2,591)
Stock-based compensation	2,803	2,589
Write-off of intangible assets	—	74
Provision for doubtful accounts	—	(303)
Changes in operating assets and liabilities:
Accounts receivable	(17,804)	(622)
Inventories	8,145	(17,368)
Deferred cost of revenues	976	(246)
Prepaid income taxes	(1,256)	(2,799)
Prepaid expenses and other assets	(20,189)	(1,318)
Accounts payable	21,068	13,334
Income taxes payable	1,381	1,334
Deferred revenues	(1,234)	714
Accrued liabilities and other	(206)	608
Net cash provided by operating activities	79,618	79,504
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(8,391)	(1,962)
Net cash used in investing activities	(8,391)	(1,962)
Cash Flows from Financing Activities:
Repayments on term loan balance	—	(2,500)
Repurchases of common stock	(15,000)	—
Payment of common stock dividend	(15,020)	—
Proceeds from exercise of stock options	497	1,002
Excess tax benefit from employee stock-based awards	787	2,591
Tax withholdings related to net share settlements of restricted stock units	(985)	(908)
Net cash provided by (used in) financing activities	(29,721)	185
Net increase in cash and cash equivalents	41,506	77,727
Cash and cash equivalents at beginning of period	347,097	227,826
Cash and cash equivalents at end of period	$388,603	$305,553
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2014 included in its Annual Report on Form 10-K, as filed on August 22, 2014 with the SEC (the “Annual Report”). The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2014 included in the Annual Report. Except as noted below, there have been no changes to the Company's significant accounting policies as discussed in the Annual Report.
Capitalized Software Development Costs
The Company capitalizes certain costs of software developed for internal use. Capitalized costs primarily include payroll and payroll-related costs and facilities costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, typically 3 to 5 years. During the three and six months ended December 31, 2014, the Company capitalized $1.5 million of software development costs, which is included as property and equipment in the Company's balance sheet as of December 31, 2014.
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
For certain of the Company’s financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Additionally, as of December 31, 2014, we held $361.6 million of our $388.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we would incur significant tax liabilities if we were to repatriate those amounts.
At December 31, 2014 and June 30, 2014 the Company had debt associated with its Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of December 31, 2014 and June 30, 2014, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	December 31, 2014				June 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$72,254	$—	$72,254	$—	$72,254	$—	$72,254	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net income and comprehensive income	$46,265	$41,792	$84,008	$82,320
Denominator:
Weighted-average shares used in computing basic net income per share	88,196	87,661	88,218	87,536
Add—dilutive potential common shares:
Stock options	1,398	1,747	1,442	1,795
Restricted stock units	143	245	178	262
Weighted-average shares used in computing diluted net income per share	89,737	89,653	89,838	89,593
Net income per share of common stock:
Basic	$0.52	$0.48	$0.95	$0.94
Diluted	$0.52	$0.47	$0.94	$0.92

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Stock options	—	—	—	1
Restricted stock units	117	9	6	32
	117	9	6	33
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Finished goods	$35,318	$45,881
Raw materials	2,191	468
	$37,509	$46,349

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Vendor deposits	$25,719	$8,043
Non-trade receivables	1,255	292
Other current assets	5,543	4,932
	$32,517	$13,267

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Testing equipment	$4,619	$3,785
Computer and other equipment	4,011	1,019
Tooling equipment	3,460	2,898
Furniture and fixtures	1,127	973
Leasehold improvements	4,728	3,173
Software	2,679	521
Construction in progress	46	—
	20,670	12,369
Less: Accumulated depreciation and amortization	(6,911)	(5,109)
	$13,759	$7,260

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Intangible assets, net	$689	$799
Other long-term assets	1,076	1,113
	$1,765	$1,912

The Company's intangible assets consist primarily of legal costs associated with the application for and registration of the Company’s trademarks. The Company recorded $60,000 and $110,000 of amortization of intangible assets during the three and six months ended December 31, 2014, respectively. The Company recorded $25,000 and $175,000 of amortization of intangible assets during the three and six months ended December 31, 2013, respectively. The balance of accumulated amortization was $560,000 and $450,000 at December 31, 2014 and June 30, 2014, respectively. Estimated future amortization related to trademark registration fees is $127,000, $251,000, $229,000, $68,000, and $14,000 for the remainder of fiscal 2015 and fiscal years 2016, 2017, 2018 and 2019, respectively.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Accrued compensation and benefits	$2,011	$3,432
Warranty accrual	2,750	2,850
Other accruals	5,956	3,548
	$10,717	$9,830
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2014	2013
Beginning balance	$2,850	$2,913
Accruals for warranties issued during the period	1,718	2,698
Warranty costs incurred during the period	(1,818)	(2,036)
	$2,750	$3,575
NOTE 7—DEBT
On August 7, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with U.S. Bank, as syndication agent, and East West Bank, as administrative agent for the lenders party to the Loan Agreement. The Loan Agreement provides for (i) a $50.0 million revolving credit facility, with a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for the making of swingline loan advances (the “Revolving Credit Facility”), and (ii) a $50.0 million term loan facility (the “Term Loan Facility”). The Loan Agreement replaced a previous agreement whereby the Company had an existing term loan balance of $29.2 million as of the date the new Loan Agreement. On August 7, 2012, the Company borrowed $20.8 million under the Term Loan Facility, and no borrowings remain available for borrowing thereunder. On November 21, 2012, the Company borrowed $10.0 million under the Revolving Credit Facility. On December 20, 2012, the Company borrowed an additional $20.0 million under the Revolving Credit Facility, and $20.0 million remained available for borrowing thereunder. During the three and six months ended December 31, 2013 the Company made aggregate payments of $1.3 million and $2.5 million against the loan balance, respectively.

On May 5, 2014, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $150 million senior secured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $50 million (any such increase to be in each lender’s sole discretion). The Company may borrow up to $110 million of the facility as a U.S. sublimit. The entire amount of the facility is available to Ubiquiti International Holding Company Limited, a wholly-owned subsidiary of the Company organized under the laws of the Cayman Islands. The credit facility includes a sub-limit of $5 million for letters of credit and a sub-limit of $15 million for swingline loans. In connection with the execution of the Credit Agreement, the Company terminated the $50 million line of credit facility under the Loan Agreement with East West Bank described above. Under the Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until May 5, 2019, at which time all amounts borrowed must be repaid. Additionally, as of December 31, 2014, $72.3 million is outstanding under the Credit Agreement, which was borrowed by the Company to repay obligations under the Loan Agreement and to pay transaction fees and costs. Revolving loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter or (ii) a per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.250% and 2.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Swingline loans will bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.500% or (C) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month plus 1.000%. A default interest rate shall apply on all obligations during a payment event of default under the Credit Agreement at a rate per annum equal to 2.000% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make loans, of between 0.200% and 0.350%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Revolving loans and swingline loans may be prepaid at any time without penalty. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

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
No payments were made for borrowings under the Credit Agreement with Wells Fargo during the three and six months ended December 31, 2014. As of December 31, 2014, the Company has classified $72.3 million of long-term debt on its consolidated balance sheet related to the Credit Agreement.

The following table summarizes our estimated debt and interest payment obligations as of December 31, 2014 (in thousands):

	2015 (remainder)	2016	2017	2018	2019	Total
Debt payment obligations	$—	$—	$—	$—	$72,254	$72,254
Interest payments on debt payment obligations	510	1,019	1,019	1,019	863	4,430
Total	$510	$1,019	$1,019	$1,019	$73,117	$76,684
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under noncancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through 2019.

At December 31, 2014, future minimum annual payments under operating leases are as follows (in thousands):

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Operating leases	$1,690	$3,270	$1,903	$506	$53	$—	$7,422
Purchase Obligations
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
Other Obligations
The Company had other obligations of $487,000 as of December 31, 2014, which consisted primarily of commitments to acquire capital assets, including manufacturing equipment.
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
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of December 31, 2014 and June 30, 2014, the authorized capital of the Company included 500,000,000 shares of common stock. As of December 31, 2014 and June 30, 2014, 87,846,511 and 88,179,448 shares of common stock were outstanding.

Common Stock Repurchases
On May 29, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $75 million of its common stock. The share repurchase program commenced June 2, 2014 and will expire after one year. During the three months ended December 31, 2014, the company repurchased 529,779 shares of its common stock at an average price per share of $28.29 for an aggregate amount of $15.0 million. As of December 31, 2014, the share repurchases under the repurchase program were funded from cash on hand. The Company has approximately $60.0 million remaining for common stock repurchases under the repurchase plan.

Dividend Policy
On September 30, 2014, the Company announced that its Board of Directors had approved an annual dividend policy. Pursuant to this dividend policy, the Company intends to pay an annual cash dividend to its shareholders of record on a record date and in an amount to be determined annually by the Board of Directors subject to the Company's financial position and other relevant factors. The Company declared its first annual dividend of $0.17 per share on September 30, 2014. The aggregate amount of $15.0 million was paid on October 28, 2014 to stockholders of record on October 17, 2014.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2014, the Company had 9,834,899 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cost of sales	$150	$148	$299	$292
Research and development	864	553	1,689	1,049
Sales, general and administrative	417	721	815	1,248
	$1,431	$1,422	$2,803	$2,589
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2014:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2014	2,657,142	$2.96
Exercised	(122,973)	4.04
Forfeitures and cancellations	(503)	15.00
Balance, December 31, 2014	2,533,666	$2.90	4.54	$67,740
Vested and expected to vest as of December 31, 2014	2,519,861	$2.86	4.52	$67,491
Vested and exercisable as of December 31, 2014	2,254,737	$1.88	4.14	$62,581
During the three months ended December 31, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $140,000 and $3.8 million, respectively, as determined as of the date of option exercise. During the six months ended December 31, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $5.0 million and $13.7 million, respectively, as determined as of the date of option exercise.

As of December 31, 2014, the Company had unrecognized compensation costs of $1.4 million related to stock options which the Company expects to recognize over a weighted-average period of 1.8 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and six months ended December 31, 2014 and 2013.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2014	549,702	$22.65
RSUs granted	111,006	35.10
RSUs vested	(99,019)	21.77
RSUs canceled	(2,068)	29.38
Non-vested RSUs, December 31, 2014	559,621	$25.25
The intrinsic value of RSUs vested in the three months ended December 31, 2014 and 2013 was $1.1 million and $1.5 million, respectively. The intrinsic value of RSUs vested in the six months ended December 31, 2014 and 2013 was $3.8 million and $2.9 million, respectively.
As of December 31, 2014, there was unrecognized compensation costs related to RSUs of $11.0 million which the Company expects to recognize over a weighted average period of 3.1 years.
NOTE 11—INCOME TAXES
As of December 31, 2014, the Company had approximately $17.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At December 31, 2014, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $1.2 million for the three months ended December 31, 2014. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded income tax provisions of $4.5 million and $10.3 million for the three and six months ended December 31, 2014, respectively. The Company’s estimated 2015 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
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

•	Enterprise Technology includes the Company's UniFi and mFi platforms.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
Service Provider Technology	$99,720	65%	$111,454	81%	$206,991	68%	$205,671	77%
Enterprise Technology	53,417	35%	26,985	19%	96,233	32%	62,455	23%
Total revenues	$153,137	100%	$138,439	100%	$303,224	100%	$268,126	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
North America(1)	$54,127	35%	$32,567	24%	$107,708	36%	$70,000	26%
South America	22,241	15%	27,992	20%	53,376	18%	48,768	18%
Europe, the Middle East and Africa	60,097	39%	58,842	42%	110,704	36%	111,708	42%
Asia Pacific	16,672	11%	19,038	14%	31,436	10%	37,650	14%
Total revenues	$153,137	100%	$138,439	100%	$303,224	100%	$268,126	100%

(1)
Revenue for the United States was $50.5 million and $31.1 million for the three months ended December 31, 2014 and 2013, respectively. Revenue for the United States was $102.2 million and $67.3 million for the six months ended December 31, 2014 and 2013, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2014	2013	2014	2013	2014	2014
Customer A	13%	*	11%	*	20%	12%
Customer B	12%	17%	11%	14%	13%	13%
Customer C	*	*	*	*	*	12%
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $29,000 and $180,000 in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2014, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.
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
Our revenues increased 11% to $153.1 million in the three months ended December 31, 2014 from $138.4 million in the three months ended December 31, 2013. Our revenues increased 13% to $303.2 million in the six months ended December 31, 2014 from $268.1 million in the six months ended December 31, 2013. We believe the overall increase in revenues during the three and six months ended December 31, 2014 was driven by increased adoption of our service provider and enterprise technologies. We had net income of $46.3 million and $41.8 million in the three months ended December 31, 2014 and 2013, respectively. We had net income of $84.0 million and $82.3 million in the six months ended December 31, 2014 and 2013, respectively. The increase in net income in both the three and six months ended December 31, 2014 as compared to the same periods in the prior year was primarily due to the increase in revenues.

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

•	Enterprise Technology includes our UniFi and mFi platforms.
We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 99% and 98% of our revenues in the three and six months ended December 31, 2014 and 2013, respectively.
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
Also included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of December 31, 2014 and June 30, 2014, we had deferred revenues of $3.3 million and $2.8 million respectively, related to these obligations.
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

Results of Operations
Comparison of Three and Six Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	(In thousands, except percentages)
Revenues	$153,137	100%	$138,439	100%	$303,224	100%	$268,126	100%
Cost of revenues	84,116	55%	77,468	56%	173,152	57%	149,132	56%
Gross profit	69,021	45%	60,971	44%	130,072	43%	118,994	44%
Operating expenses:
Research and development	12,936	8%	8,077	6%	24,657	8%	14,394	5%
Sales, general and administrative	5,362	4%	5,774	4%	11,058	4%	11,584	4%
Total operating expenses	18,298	12%	13,851	10%	35,715	12%	25,978	9%
Income from operations	50,723	33%	47,120	34%	94,357	31%	93,016	35%
Interest expense and other, net	17	*	(249)	*	(41)	*	(495)	*
Income before provision for income taxes	50,740	33%	46,871	34%	94,316	31%	92,521	35%
Provision for income taxes	4,475	3%	5,079	4%	10,308	3%	10,201	4%
Net income and comprehensive income	$46,265	30%	$41,792	30%	$84,008	28%	$82,320	31%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$150		$148		$299		$292
Research and development	864		553		1,689		1,049
Sales, general and administrative	417		721		815		1,248
Total stock-based compensation	$1,431		$1,422		$2,803		$2,589
Revenues
Revenues increased $14.7 million, or 11%, from $138.4 million in the three months ended December 31, 2013 to $153.1 million in the three months ended December 31, 2014. Revenues increased $35.1 million, or 13%, from $268.1 million in the six months ended December 31, 2013 to $303.2 million in the six months ended December 31, 2014. We believe the overall increase in revenues during both the three and six months ended December 31, 2014 was driven by increased adoption of our enterprise technologies, partially offset by lower demand from our service provider customers outside of North America as a result of political and economic instability in some of those regions.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	(in thousands, except percentages)
Service Provider Technology	$99,720	65%	$111,454	81%	$206,991	68%	$205,671	77%
Enterprise Technology	53,417	35%	26,985	19%	96,233	32%	62,455	23%
Total revenues	$153,137	100%	$138,439	100%	$303,224	100%	$268,126	100%

Revenues from Service Provider Technologies decreased $11.7 million, or 11%, from $111.5 million in the three months ended December 31, 2013 to $99.7 million in the three months ended December 31, 2014, primarily due to lower demand from our service provider customers outside of North America as a result of political and economic instability in some of those regions. Revenues from Service Provider Technologies remained relatively flat during six months ended December 31, 2014 compared to the same period in the prior year.
Enterprise Technology revenues increased $26.4 million, or 98% from $27.0 million in the three months ended December 31, 2013 to $53.4 million in the three months ended December 31, 2014. Enterprise Technology revenues increased $33.8 million, or 54% from $62.5 million in the six months ended December 31, 2013 to $96.2 million in the six months ended December 31, 2014. The increase in Enterprise Technology revenues during both the three and six months ended December 31, 2014 was due primarily to product expansion and further adoption of our UniFi technology platform.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
North America(1)	$54,127	35%	$32,567	24%	$107,708	36%	$70,000	26%
South America	22,241	15%	27,992	20%	53,376	18%	48,768	18%
Europe, the Middle East and Africa	60,097	39%	58,842	42%	110,704	36%	111,708	42%
Asia Pacific	16,672	11%	19,038	14%	31,436	10%	37,650	14%
Total revenues	$153,137	100%	$138,439	100%	$303,224	100%	$268,126	100%

(1)
Revenue for the United States was $50.5 million and $31.1 million for the three months ended December 31, 2014 and 2013, respectively. Revenue for the United States was $102.2 million and $67.3 million for the six months ended December 31, 2014 and 2013, respectively.

Cost of Revenues and Gross Profit
Cost of revenues increased $6.6 million, or 9%, from $77.5 million in the three months ended December 31, 2013 to $84.1 million in the three months ended December 31, 2014. Cost of revenues increased $24.0 million, or 16%, from $149.1 million in the six months ended December 31, 2013 to $173.2 million in the three months ended December 31, 2014. The increase in cost of revenues in the three months ended December 31, 2014 was primarily due to our overall increase in revenues. The increase in cost of revenues in the six months ended December 31, 2014 was primarily due to our overall increase in revenues and a non-recurring charge associated with a termination fee of $5.5 million for the cancellation of a purchase commitment during the three months ended September 30, 2014.
Gross profit increased to 45% in the three months ended December 31, 2014 compared to 44% in the three months ended December 31, 2013, and decreased to 43% in the six months ended December 31, 2014 compared to 44% in the six months ended December 31, 2013. The increase in gross profit during the three months ended December 31, 2014 was primarily due to changes in product mix. The decrease during the six months ended December 31, 2014 was primarily due to a non-recurring charge associated with a termination fee of $5.5 million for the cancellation of a purchase commitment during the three months ended September 30, 2014.
Operating Expenses
Research and Development
Research and development expenses increased $4.9 million, or 60%, from $8.1 million in the three months ended December 31, 2013 to $12.9 million in the three months ended December 31, 2014. As a percentage of revenues, research and development expenses increased from 6% in the three months ended December 31, 2013 to 8% in the three months ended December 31, 2014. Research and development expenses increased $10.3 million, or 71%, from $14.4 million in the six months ended December 31, 2013 to $24.7 million in the six months ended December 31, 2014. As a percentage of revenues, research and development expenses increased from 5% in the six months ended December 31, 2013 to 8% in the six months ended December 31, 2014. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due to increases in headcount to support our strategy as we broadened our research and development activities to new product areas and certain one-time costs incurred for IP purchased for use in our products. Over time, we expect our research and development costs to increase in absolute dollars as we continue making investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses decreased slightly, from $5.8 million in the three months ended December 31, 2013 to $5.4 million in the three months ended December 31, 2014. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% in both the three months ended December 31, 2013 and December 31, 2014. Sales, general and administrative expenses decreased slightly, from $11.6 million in the six months ended December 31, 2013 to $11.1 million in the six months ended December 31, 2014. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% in the six months ended December 31, 2014 and 2013.
Provision for Income Taxes
Our provision for income taxes decreased $604,000, or 12%, from $5.1 million for the three months ended December 31, 2013 to $4.5 million for the three months ended December 31, 2014. Our effective tax rate decreased to 9% for the three months ended December 31, 2014 as compared to 11% the three months ended December 31, 2013. The lower effective tax rate in the three months ended December 31, 2014 was primarily due to the tax benefit of the retroactive extension of the U.S. federal research tax credit through December 31, 2014, by legislation signed into law on December 19, 2014. Our provision for income taxes increased $107,000, or 1%, from $10.2 million for the six months ended December 31, 2013 to $10.3 million for the six months ended December 31, 2014. Our effective tax rate remained flat at 11% for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. Cash and cash equivalents increased from $347.1 million at June 30, 2014 to $388.6 million at December 31, 2014.
Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$79,618	$79,504
Net cash used in investing activities	(8,391)	(1,962)
Net cash provided by (used in) financing activities	(29,721)	185
Net increase in cash and cash equivalents	$41,506	$77,727
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2014 of $79.6 million consisted primarily of net income of $84.0 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $9.1 million. These changes consisted primarily of a $20.9 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $20.2 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers, an $8.1 million increase in inventory due to our efforts to build warehouse stock levels and ultimately decrease lead times, a $1.4 million increase in taxes payable and a $1.3 million increase in prepaid taxes due to the timing of federal tax payments. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases in our allowance for doubtful accounts, a write-off of our intangible assets and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $4.7 million.

Net cash provided by operating activities in the six months ended December 31, 2013 of $79.5 million consisted primarily of net income of $82.3 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $6.4 million. These changes consisted primarily of a $17.4 million increase in inventory due to our efforts to build warehouse stock levels and ultimately decrease lead times, a $13.9 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $2.8 million increase in prepaid taxes due to the timing of federal tax payments, a $1.3 million increase in taxes payable and a $1.3 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases in our allowance for doubtful accounts, a write-off of our intangible assets and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $3.5 million.

Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the six months ended December 31, 2014 and 2013 were $8.4 million and $1.8 million, respectively. Capital expenditures during the six months ended December 31, 2014 included machinery and equipment purchases for our product development and prototyping facility in China. Additionally, we had cash outflows related to the purchase of intangible assets of $30,000 and $153,000 during the six months ended December 31, 2014 and 2013, respectively.
Cash Flows from Financing Activities
We had $29.7 million of cash used in financing activities during the six months ended December 31, 2014, which consisted of cash paid for dividends on our common stock of $15.0 million, cash paid for repurchases of our common stock of $15.0 million and tax withholdings related to net share settlements of restricted stock units of $1.0 million, partially offset by cash received for stock option exercises of $497,000 and an excess tax benefit from employee stock-based awards of $787,000.
We had $185,000 of cash provided by financing activities during the six months ended December 31, 2013, which consisted of an excess tax benefit from employee stock-based awards of $2.6 million and cash received for stock option exercises of $1.0 million, partially offset by repayments on our term loan balance with East West Bank of $2.5 million and tax withholdings related to net share settlements of restricted stock units of $908,000.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of December 31, 2014, we held $361.6 million of our $388.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of December 31, 2014.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at December 31, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2014 for the remainder of fiscal 2014 and future fiscal years:

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Operating leases	$1,690	$3,270	$1,903	$506	$53	$—	$7,422
Debt payment obligations	—	—	—	—	72,254	—	72,254
Interest payments on debt payment obligations	510	1,019	1,019	1,019	863	—	4,430
Purchase obligations	185						185
Other obligations	487	62	27	3			579
Total	$2,872	$4,351	$2,949	$1,528	$73,170	$—	$84,870
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
Other Obligations
We had other obligations of $487,000 as of December 31, 2014, which consisted primarily of commitments to acquire capital assets, including manufacturing equipment.
Unrecognized Tax Benefits
As of December 31, 2014, we had $17.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
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
Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes and other special charges and credits. Additionally, during the six months ended December 31, 2014 we recorded a one-time charge of $5.5 million due to a termination fee related to a purchase commitment entered into during fiscal 2014. Management believes these Non-GAAP financial measures provide meaningful supplemental information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$47,124	$42,645	$90,530	$83,873
Non-GAAP diluted net income per share of common stock	$0.53	$0.48	$1.01	$0.94
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income and comprehensive income	$46,265	$41,792	$84,008	$82,320
Stock-based compensation:
Cost of revenues	150	148	299	292
Research and development	864	553	1,689	1,049
Sales, general and administrative	417	721	815	1,248
Purchase commitment termination fee	—	—	5,500	—
Tax effect of non-GAAP adjustments	(572)	(569)	(1,781)	(1,036)
Non-GAAP net income and comprehensive income	$47,124	$42,645	$90,530	$83,873
Non-GAAP diluted net income per share of common stock	$0.53	$0.48	$1.01	$0.94
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	89,737	89,653	89,838	89,593

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Credit Agreement with Wells Fargo. Revolving loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.250% and 2.000%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans will bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.250% and 1.000%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.500% or (C) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month plus 1.000%. A default interest rate shall apply on all obligations during a payment event of default under the Credit Agreement at a rate per annum equal to 2.000% above the applicable interest rate. Based on a sensitivity analysis, as of December 31, 2014, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $1.4 million over the next 12 months.
We had cash and cash equivalents of $388.6 million and $347.1 million as of December 31, 2014 and June 30, 2014, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not currently subject to significant foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Lithuanian Lita and Taiwan Dollar. Our financial position or results of operations would not be significantly affected by a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty, and increase currency volatility that can affect economic activity. The foreign policies of governments may be volatile, and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes that may prevent us from offering products or providing services to particular entities or markets or may create delays and inefficiencies in our supply chain. For example, political unrests and uncertainties in Eastern Europe and Middle East may lead to disruptions in commerce in those regions, which would in turn impact our sales to those regions. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.
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
The intellectual property protection and enforcement regimes in certain countries outside the United States are generally not as comprehensive as in the United States, and may not adequately protect our intellectual property. The legal regimes relating to the recognition and enforcement intellectual property rights in China and South America are particularly limited. Legal proceedings to enforce our intellectual property in these jurisdictions may progress slowly, during which time infringement may continue largely unimpeded. Countries that have relatively inefficient intellectual property protection and enforcement regimes represent a significant portion of the demand for our products. These factors may make it more challenging for us to enforce our intellectual property rights against infringement. The infringement of our intellectual property rights, particularly in these jurisdictions, may materially harm our business in these markets and elsewhere by reducing our sales, and diluting our brand or reputation.
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
As of December 31, 2014, our balance outstanding under our existing credit facility was $72.3 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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

UBIQUITI NETWORKS, INC.

Dated:	February 5, 2015	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 5, 2015	By:	/s/ Craig L. Foster
Craig L. Foster

Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.