Form 10-Q
period 2015-03-31
Ubiquiti Networks, Inc.
filed 2015-05-07
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of May 4, 2015, 88,001,367 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$451,159	$347,097
Accounts receivable, net of allowance for doubtful accounts of $1,071 and $1,395 at March 31, 2015 and June 30, 2014, respectively	69,908	54,871
Inventories	41,717	46,349
Current deferred tax asset	797	884
Prepaid income taxes	7,394	3,256
Prepaid expenses and other current assets	30,216	13,267
Total current assets	601,191	465,724
Property and equipment, net	14,759	7,260
Long-term deferred tax asset	1,100	1,255
Other long–term assets	2,235	1,912
Total assets	$619,285	$476,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,662	$33,933
Income taxes payable	787	2,499
Debt - short-term	10,000	—
Other current liabilities	14,930	15,883
Total current liabilities	74,379	52,315
Long-term taxes payable	18,532	15,346
Debt - long-term	90,000	72,254
Deferred revenues - long-term	997	972
Total liabilities	183,908	140,887
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
87,968,963 and 88,179,448 outstanding at March 31, 2015 and June 30, 2014, respectively	88	88
Additional paid–in capital	11,996	145,872
Treasury stock—0 and 44,238,960 shares held in treasury at March 31, 2015 and June 30, 2014, respectively	—	(123,864)
Retained earnings	423,293	313,168
Total stockholders’ equity	435,377	335,264
Total liabilities and stockholders’ equity	$619,285	$476,151
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$147,456	$148,331	$450,680	$416,457
Cost of revenues	81,479	82,719	254,631	231,851
Gross profit	65,977	65,612	196,049	184,606
Operating expenses:
Research and development	15,236	9,413	39,893	23,807
Sales, general and administrative	5,510	6,064	16,568	17,648
Total operating expenses	20,746	15,477	56,461	41,455
Income from operations	45,231	50,135	139,588	143,151
Interest expense and other, net	(763)	(283)	(804)	(778)
Income before provision for income taxes	44,468	49,852	138,784	142,373
Provision for income taxes	3,331	4,653	13,639	14,854
Net income and comprehensive income	$41,137	$45,199	$125,145	$127,519
Net income per share of common stock:
Basic	$0.47	$0.51	$1.42	$1.45
Diluted	$0.46	$0.50	$1.40	$1.42
Weighted average shares used in computing net income per share of common stock:
Basic	87,904	87,901	88,115	87,656
Diluted	89,400	89,775	89,707	89,667
Cash dividends declared per common share	$—	$—	$0.17	$—
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$125,145	$127,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,178	2,038
Provision for inventory obsolescence	1,580	2,045
Deferred taxes	242	1,989
Excess tax benefit from employee stock-based awards	(1,579)	(5,279)
Stock-based compensation	4,179	3,630
Other adjustments	2,706	(384)
Changes in operating assets and liabilities:
Accounts receivable	(15,143)	(12,988)
Inventories	3,458	(52,169)
Deferred cost of revenues	1,279	(82)
Prepaid income taxes	(4,138)	(5,052)
Prepaid expenses and other assets	(20,738)	(8,335)
Accounts payable	14,813	10,136
Income taxes payable	3,053	4,022
Deferred revenues	(1,719)	595
Accrued liabilities and other	28	(2,151)
Net cash provided by operating activities	116,344	65,534
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(10,817)	(3,244)
Net cash used in investing activities	(10,817)	(3,244)
Cash Flows from Financing Activities:
Issuances of debt	100,000	—
Repayments of debt	(72,254)	(3,750)
Repurchases of common stock	(15,000)	—
Payment of common stock dividend	(15,020)	—
Proceeds from exercise of stock options	850	1,783
Excess tax benefit from employee stock-based awards	1,579	5,279
Tax withholdings related to net share settlements of restricted stock units	(1,620)	(1,758)
Net cash provided by (used in) financing activities	(1,465)	1,554
Net increase in cash and cash equivalents	104,062	63,844
Cash and cash equivalents at beginning of period	347,097	227,826
Cash and cash equivalents at end of period	$451,159	$291,670
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
Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers and enterprises.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2015 is referred to as “fiscal 2015” and the fiscal year ended June 30, 2014 is referred to as “fiscal 2014.”
Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2014 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2014, included in its Annual Report on Form 10-K, as filed on August 22, 2014, with the SEC (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2015, are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2014 included in the Annual Report. Except as noted below, there have been no changes to the Company's significant accounting policies as discussed in the Annual Report.
Capitalized Software Development Costs
The Company capitalizes certain costs of software developed for internal use. Capitalized costs primarily include payroll and payroll-related costs and facilities costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, typically three (3) to five (5) years. During the three and nine months ended March 31, 2015, the Company capitalized $1.5 million and $3.0 million of software development costs, respectively, which is included as property and equipment in the Company's balance sheet as of March 31, 2015.
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

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and any assets recognized from the costs to obtain or fulfill a contract. The guidance will be effective for annual and interim reporting periods beginning after December 15, 2016. However, in April 2015, the FASB issued a proposal to defer the effective date by one year, to December 15, 2017, to provide adequate time to effectively implement the new standard. The Company is currently assessing the impact of this new guidance.

In April 2015, the FASB issued an accounting standard update on simplifying the presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The guidance will be effective for the Company beginning July 1, 2016. The guidance will result only in a reclassification on the Company's balance sheet and is not expected to have any effect on the Company's operating results.
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
For certain of the Company’s financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Additionally, as of March 31, 2015, we held $392.3 million of our $451.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we would incur significant tax liabilities if we were to repatriate those amounts.
At March 31, 2015 and June 30, 2014 the Company had debt associated with its Amended Credit Agreement and Original Credit Agreement, respectively, with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of March 31, 2015 and June 30, 2014, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	March 31, 2015				June 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$100,000	$—	$100,000	$—	$72,254	$—	$72,254	$—

NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net income and comprehensive income	$41,137	$45,199	$125,145	$127,519
Denominator:
Weighted-average shares used in computing basic net income per share	87,904	87,901	88,115	87,656
Add—dilutive potential common shares:
Stock options	1,367	1,646	1,417	1,754
Restricted stock units	129	228	175	257
Weighted-average shares used in computing diluted net income per share	89,400	89,775	89,707	89,667
Net income per share of common stock:
Basic	$0.47	$0.51	$1.42	$1.45
Diluted	$0.46	$0.50	$1.40	$1.42

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Stock options	1	—	—	—
Restricted stock units	101	6	5	85
	102	6	5	85
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Finished goods	$39,865	$45,881
Raw materials	1,852	468
	$41,717	$46,349

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Vendor deposits	$25,850	$8,043
Other current assets	4,366	5,224
	$30,216	$13,267

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Testing equipment	$4,704	$3,785
Computer and other equipment	4,230	1,019
Tooling equipment	3,633	2,898
Furniture and fixtures	1,211	973
Leasehold improvements	4,779	3,173
Software	2,715	521
Construction in progress	1,500	—
	22,772	12,369
Less: Accumulated depreciation and amortization	(8,013)	(5,109)
	$14,759	$7,260

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Accrued compensation and benefits	$2,448	$3,432
Warranty accrual	3,150	2,850
Deferred revenue - short term	2,474	4,218
Customer deposits	489	1,834
Other accruals	6,369	3,549
	$14,930	$15,883
NOTE 6—ACCRUED WARRANTY
The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations within cost of revenues. The warranties are typically in effect for 12 months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical factors including product failure rates, material usage, and service delivery cost incurred in replacing products. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2015	2014
Beginning balance	$2,850	$2,913
Accruals for warranties issued during the period	3,253	3,287
Warranty costs incurred during the period	(2,953)	(3,250)
	$3,150	$2,950
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

On May 5, 2014, the Company and certain of its subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the financial institutions named as lenders therein, and Wells

Fargo as administrative agent for the lenders, that provided for a $150.0 million senior secured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $50.0 million (any such increase to be in each lender’s sole discretion).

On March 3, 2015, the Company and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated the Original Credit Agreement (the "Amended Credit Agreement") with Wells Fargo, the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. The Amended Credit Agreement provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility (collectively, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender's sole discretion), and matures on March 3, 2020. The term loan facility was fully drawn at closing, $72.3 million of which was used to repay the outstanding balance under the Original Credit Agreement.

The revolving credit facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities replaced the Company's $150.0 million senior secured revolving credit facility under the Original Credit Agreement. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 3, 2020, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 2.50% of the original principal amount of the term loan until March 31, 2017, thereafter increasing to 3.75% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty. Revolving and term loans bear interest, at the Company's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

The Amended Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum leverage ratio of 2.50 to 1.00 and (ii) minimum liquidity of $225.0 million, increasing to $250.0 million in the event of an incremental increase in the size of the Facilities, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the revolving credit facility. In addition, the Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Amended Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement.

The obligations of the Company and certain domestic subsidiaries, if any, under the Amended Credit Agreement are required to be guaranteed by such domestic subsidiaries (the "Domestic Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Domestic Guarantors. The obligations of the Cayman Borrower and certain foreign subsidiaries under the Amended Credit Agreement are required to be guaranteed by certain domestic and material foreign subsidiaries (the "Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Guarantors.
No payments were made during the three or nine months ended March 31, 2015 against the term loan balance under the Amended Credit Agreement. During the three and nine months ended March 31, 2014, the Company made aggregate payments of $1.3 million and $3.8 million, respectively, against the loan balance under the Original Credit Agreement. As of March 31, 2015, the Company has classified $10.0 million and $90.0 million of short term and long-term debt, respectively, on its consolidated balance sheet related to the Amended Credit Agreement.
The following table summarizes our estimated debt and interest payment obligations as of March 31, 2015 (in thousands):

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Debt payment obligations	$2,500	$10,000	$11,250	$15,000	$15,000	$46,250	$100,000
Interest and other payments on debt payment obligations	674	2,057	1,876	1,645	1,380	812	8,444
Total	$3,174	$12,057	$13,126	$16,645	$16,380	$47,062	$108,444
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through 2020.
At March 31, 2015, future minimum annual payments under operating leases are as follows (in thousands):

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Operating leases	$895	$3,860	$2,675	$1,128	$219	$169	$8,946
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded. The Company had inventory purchase obligations of $12.8 million as of March 31, 2015.
Other Obligations
The Company had other obligations of $4.6 million as of March 31, 2015, which consisted primarily of commitments related to research and development projects.
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
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of March 31, 2015 and June 30, 2014, the authorized capital of the Company included 500,000,000 shares of common stock. As of March 31, 2015 and June 30, 2014, 87,968,963 and 88,179,448 shares of common stock were outstanding.

Treasury Stock Retirement
In February 2015, we retired 44,768,739 shares of the Company's treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of $138.9 million. The Company’s policy upon the formal retirement of treasury stock is to reflect the excess over par value as a deduction from Additional Paid-in Capital.

Common Stock Repurchases
On May 29, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock. The share repurchase program commenced June 2, 2014 and will expire after one year. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2015. During the nine months ended March 31, 2015, the company repurchased 529,779 shares of its common stock at an average price per share of $28.29 for an aggregate amount of $15.0 million. As of March 31, 2015, the share repurchases under the repurchase program were funded from cash on hand. The Company has approximately $60.0 million remaining for common stock repurchases under the repurchase plan.

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
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2015, the Company had 9,881,758 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of sales	$141	$153	$440	$445
Research and development	810	630	2,499	1,679
Sales, general and administrative	425	258	1,240	1,506
	$1,376	$1,041	$4,179	$3,630

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2015:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2014	2,657,142	$2.96
Exercised	(203,698)	4.17
Forfeitures and cancellations	(25,348)	10.36
Balance, March 31, 2015	2,428,096	$2.78	4.11	$65,002
Vested and expected to vest as of March 31, 2015	2,418,844	$2.74	4.10	$64,837
Vested and exercisable as of March 31, 2015	2,224,808	$1.98	3.79	$61,347
During the three months ended March 31, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $2.1 million and $13.2 million, respectively, as determined as of the date of option exercise. During the nine months ended March 31, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $7.1 million and $26.9 million, respectively, as determined as of the date of option exercise.

As of March 31, 2015, the Company had unrecognized compensation costs of $1.1 million related to stock options which the Company expects to recognize over a weighted-average period of 1.7 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and nine months ended March 31, 2015 and 2014.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2014	549,702	$22.65
RSUs granted	129,801	34.13
RSUs vested	(161,711)	21.82
RSUs canceled	(21,912)	22.87
Non-vested RSUs, March 31, 2015	495,880	$25.92
The intrinsic value of RSUs vested in the three months ended March 31, 2015 and 2014 was $1.9 million and $2.4 million, respectively. The intrinsic value of RSUs vested in the nine months ended March 31, 2015 and 2014 was $5.7 million and $5.3 million, respectively.
As of March 31, 2015, there was unrecognized compensation costs related to RSUs of $10.1 million which the Company expects to recognize over a weighted average period of 2.9 years.
NOTE 11—INCOME TAXES
As of March 31, 2015, the Company had approximately $18.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At March 31, 2015, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded an increase of its unrecognized tax benefits of $1.2 million for the three months ended March 31, 2015. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

The Company recorded income tax provisions of $3.3 million and $13.6 million for the three and nine months ended March 31, 2015, respectively. The Company’s estimated 2015 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
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

•	Enterprise Technology includes the Company's UniFi and mFi platforms, including Unifi Access Point ("UAP") products, Unifi Video Products, Unifi Voice Over IP ("VOIP") phones and Unifi switches.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
Service Provider Technology	$106,242	72%	$120,987	82%	$313,233	70%	$326,658	78%
Enterprise Technology	41,214	28%	27,344	18%	137,447	30%	89,799	22%
Total revenues	$147,456	100%	$148,331	100%	$450,680	100%	$416,457	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
North America (1)	$45,692	31%	$29,178	20%	$153,400	34%	$99,178	24%
South America	17,866	12%	25,059	17%	71,242	16%	73,827	18%
Europe, the Middle East and Africa	66,770	45%	77,883	52%	177,474	39%	189,591	45%
Asia Pacific	17,128	12%	16,211	11%	48,564	11%	53,861	13%
Total revenues	$147,456	100%	$148,331	100%	$450,680	100%	$416,457	100%

(1)
Revenue for the United States was $43.9 million and $27.7 million for the three months ended March 31, 2015 and 2014, respectively. Revenue for the United States was $146.1 million and $95.0 million for the nine months ended March 31, 2015 and 2014, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2015	2014	2015	2014	2015	2014
Customer A	*	11%	10%	13%	*	13%
Customer B	*	*	10%	*	14%	12%
Customer C	*	*	*	*	12%	12%
Customer D	*	10%	*	*	*	*
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $150,000 and $330,000 in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2015, respectively. In comparison, the Company recognized a total of approximately $120,000 in expenses pursuant to the Aircraft Lease Agreement during the three months ended March 31, 2014.  All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.
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
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, UniFi VOIP phones, UniFi switches and machine-to-machine communication components. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
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

•
Service Provider Technology includes our airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products in the 0.9 to 6.0GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes revenues that are attributable to PCS.

•	Enterprise Technology includes our UniFi and mFi platforms, including UAP products, Unifi Video Products, Unifi VOIP phones and Unifi switches.
We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and OEMs. Sales to distributors accounted for 99% of our revenues in both the three and nine months ended March 31, 2015.
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

Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs.
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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of March 31, 2015 and June 30, 2014, we had deferred revenues of $3.5 million and $2.8 million respectively, related to these obligations.
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

Results of Operations
Comparison of Three and Nine Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	(In thousands, except percentages)
Revenues	$147,456	100%	$148,331	100%	$450,680	100%	$416,457	100%
Cost of revenues	81,479	55%	82,719	56%	254,631	56%	231,851	56%
Gross profit	65,977	45%	65,612	44%	196,049	44%	184,606	44%
Operating expenses:
Research and development	15,236	10%	9,413	6%	39,893	9%	23,807	6%
Sales, general and administrative	5,510	4%	6,064	4%	16,568	4%	17,648	4%
Total operating expenses	20,746	14%	15,477	10%	56,461	13%	41,455	10%
Income from operations	45,231	31%	50,135	34%	139,588	31%	143,151	34%
Interest expense and other, net	(763)	*	(283)	*	(804)	*	(778)	*
Income before provision for income taxes	44,468	30%	49,852	34%	138,784	31%	142,373	34%
Provision for income taxes	3,331	2%	4,653	3%	13,639	3%	14,854	4%
Net income and comprehensive income	$41,137	28%	$45,199	31%	$125,145	28%	$127,519	30%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$141		$153		$440		$445
Research and development	810		630		2,499		1,679
Sales, general and administrative	425		258		1,240		1,506
Total stock-based compensation	$1,376		$1,041		$4,179		$3,630
Revenues
Revenues decreased $875,000, or 1%, from $148.3 million in the three months ended March 31, 2014 to $147.5 million in the three months ended March 31, 2015. Revenues increased $34.2 million, or 8%, from $416.5 million in the nine months ended March 31, 2014 to $450.7 million in the nine months ended March 31, 2015. We believe the overall increase in revenues during the nine months ended March 31, 2015 was driven by increased adoption of our enterprise technologies, partially offset by a decrease in sales of our service provider technologies due to lower demand from our service provider customers outside of North America as a result of political and economic instability in some of those regions.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	(in thousands, except percentages)
Service Provider Technology	$106,242	72%	$120,987	82%	$313,233	70%	$326,658	78%
Enterprise Technology	41,214	28%	27,344	18%	137,447	30%	89,799	22%
Total revenues	$147,456	100%	$148,331	100%	$450,680	100%	$416,457	100%

Revenues from Service Provider Technologies decreased $14.7 million, or 12%, from $121.0 million in the three months ended March 31, 2014 to $106.2 million in the three months ended March 31, 2015. Revenues from Service Provider Technologies decreased $13.4 million, or 4%, from $326.7 million in the nine months ended March 31, 2014 to $313.2 million in the nine months ended March 31, 2015. The decline in revenues from Service Provider Technologies in both periods was primarily due to lower demand from our service provider customers outside of North America as a result of political and economic instability in some of those regions.

Enterprise Technology revenues increased $13.9 million, or 51% from $27.3 million in the three months ended March 31, 2014 to $41.2 million in the three months ended March 31, 2015. Enterprise Technology revenues increased $47.6 million, or 53% from $89.8 million in the nine months ended March 31, 2014 to $137.4 million in the nine months ended March 31, 2015. The increase in Enterprise Technology revenues during both the three and nine months ended March 31, 2015 was due primarily to product expansion and further adoption of our UniFi technology platform.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
North America (1)	$45,692	31%	$29,178	20%	$153,400	34%	$99,178	24%
South America	17,866	12%	25,059	17%	71,242	16%	73,827	18%
Europe, the Middle East and Africa	66,770	45%	77,883	52%	177,474	39%	189,591	45%
Asia Pacific	17,128	12%	16,211	11%	48,564	11%	53,861	13%
Total revenues	$147,456	100%	$148,331	100%	$450,680	100%	$416,457	100%

(1)
Revenue for the United States was $43.9 million and $27.7 million for the three months ended March 31, 2015 and 2014, respectively. Revenue for the United States was $146.1 million and $95.0 million for the nine months ended March 31, 2015 and 2014, respectively.

North America
Revenues in North America increased $16.5 million, or 57%, from $29.2 million in the three months ended March 31, 2014 to $45.7 million in the three months ended March 31, 2015. Revenues in North America increased $54.2 million, or 55%, from $99.2 million in the nine months ended March 31, 2014 to $153.4 million in the nine months ended March 31, 2015. The increase in revenues in North America in both the three and nine months ended March 31, 2015 as compared to the same periods in the prior year was due to increased adoption of our Service Provider and Enterprise Technologies.
South America
Revenues in South America decreased $7.2 million, or 29%, from $25.1 million in the three months ended March 31, 2014 to $17.9 million in the three months ended March 31, 2015. Revenues in South America decreased $2.6 million, or 4%, from $73.8 million in the nine months ended March 31, 2014 to $71.2 million in the nine months ended March 31, 2015. We believe the decrease in revenues in South America in both the three and nine months ended March 31, 2015 as compared to the same periods in the prior year was primarily due to decreased demand for our Service Provider Technologies due in part to economic instability and partially as a result of of a strong U.S. Dollar.
Europe, the Middle East, and Africa ("EMEA")
Revenues in EMEA decreased $11.1 million, or 14%, from $77.9 million in the three months ended March 31, 2014 to $66.8 million in the three months ended March 31, 2015. Revenues in EMEA decreased $12.1 million, or 6%, from $189.6 million in the nine months ended March 31, 2014 to $177.5 million in the nine months ended March 31, 2015. The decrease in revenues in EMEA in both the three and nine months ended March 31, 2015 as compared to the same periods in the prior year was primarily due to decreased demand for our Service Provider Technologies, due in part to economic instability in this region and partially as a result of of a strong U.S. Dollar. The decrease in both periods was partially offset by increased adoption of our Enterprise Technology platforms.
Asia Pacific
Revenues in the Asia Pacific region remained relatively flat at $17.1 million in the three months ended March 31, 2015 compared to $16.2 million in the three months ended March 31, 2014. Revenues in the Asia Pacific region decreased $5.3 million, or 10%, from $53.9 million in the nine months ended March 31, 2014 to $48.6 million in the nine months ended March 31, 2015. The decrease in revenues in the Asia Pacific region in the nine months ended March 31, 2015 as compared to the same period in the prior year was primarily due to decreased demand for our Service Provider Technologies, partially offset by increased adoption of our Enterprise Technology platforms.

Cost of Revenues and Gross Profit
Cost of revenues decreased $1.2 million, or 1%, from $82.7 million in the three months ended March 31, 2014 to $81.5 million in the three months ended March 31, 2015. Cost of revenues increased $22.8 million, or 10%, from $231.9 million in the nine months ended March 31, 2014 to $254.6 million in the three months ended March 31, 2015. The decrease in cost of revenues in the three months ended March 31, 2015 was primarily due to our overall decrease in revenues. The increase in cost of revenues in the nine months ended March 31, 2015 was primarily due to our overall increase in revenues and a non-recurring charge associated with a termination fee of $5.5 million for the cancellation of a purchase commitment during the three months ended September 30, 2014.
Gross profit increased to 45% in the three months ended March 31, 2015 compared to 44% in the three months ended March 31, 2014, and remained flat at 44% in both the nine months ended March 31, 2015 and March 31, 2014. The increase in gross profit during the three months ended March 31, 2015 was primarily due to changes in product mix.
Operating Expenses
Research and Development
Research and development ("R&D") expenses increased $5.8 million, or 62%, from $9.4 million in the three months ended March 31, 2014 to $15.2 million in the three months ended March 31, 2015. As a percentage of revenues, research and development expenses increased from 6% in the three months ended March 31, 2014 to 10% in the three months ended March 31, 2015. Research and development expenses increased $16.1 million, or 68%, from $23.8 million in the nine months ended March 31, 2014 to $39.9 million in the nine months ended March 31, 2015. As a percentage of revenues, research and development expenses increased from 6% in the nine months ended March 31, 2014 to 9% in the nine months ended March 31, 2015. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due to increases in headcount to support our strategy as we broadened our research and development activities to new product areas and certain one-time costs incurred for IP purchased for use in our products. Over time, we expect our research and development costs to increase in absolute dollars as we continue making investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses decreased slightly, from $6.1 million in the three months ended March 31, 2014 to $5.5 million in the three months ended March 31, 2015. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% in both the three months ended March 31, 2014 and March 31, 2015. Sales, general and administrative expenses decreased slightly, from $17.6 million in the nine months ended March 31, 2014 to $16.6 million in the six months ended March 31, 2015. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% in the nine months ended March 31, 2015 and 2014.
Provision for Income Taxes
Our provision for income taxes decreased $1.3 million, or 28%, from $4.7 million for the three months ended March 31, 2014 to $3.3 million for the three months ended March 31, 2015. Our effective tax rate decreased to 7% for the three months ended March 31, 2015 as compared to 9% for the three months ended March 31, 2014. The lower effective tax rate in the three months ended March 31, 2015 was due to discrete tax benefits related to U.S. federal income tax return filings. Our provision for income taxes decreased $1.2 million, or 8%, from $14.9 million for the nine months ended March 31, 2014 to $13.6 million for the nine months ended March 31, 2015. Our effective tax rate remained flat at 10% for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $347.1 million at June 30, 2014 to $451.2 million at March 31, 2015.

Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$116,344	$65,534
Net cash used in investing activities	(10,817)	(3,244)
Net cash provided by (used in) financing activities	(1,465)	1,554
Net increase in cash and cash equivalents	$104,062	$63,844
Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2015 of $116.3 million consisted primarily of net income of $125.1 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $19.1 million. These changes consisted primarily of a $20.7 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers, a $14.8 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $4.1 million increase in prepaid taxes due to the timing of federal tax payments, a $3.5 million decrease in inventory due to efforts to optimize our inventory levels and a $3.1 million increase in taxes payable. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases in our allowance for doubtful accounts and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $10.3 million.

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
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the nine months ended March 31, 2015 and 2014 were $10.8 million and $3.0 million, respectively. Capital expenditures during the nine months ended March 31, 2015 included machinery and equipment purchases for our product development and prototyping facility in China. Additionally, we had cash outflows related to the purchase of intangible assets of $38,000 and $207,000 during the nine months ended March 31, 2015 and 2014, respectively.
Cash Flows from Financing Activities
We had $1.5 million of cash used in financing activities during the nine months ended March 31, 2015, primarily from cash received from our term loan with Wells Fargo Bank of $100.0 million, offset by repayments of our prior Original Credit Agreement with Wells Fargo Bank of $72.3 million. Additionally, during the nine months ended March 31, 2015 we paid $15.0 million for dividends on our common stock of, paid $15.0 million for repurchases of our common stock and had tax withholdings related to net share settlements of restricted stock units of $1.6 million. Other cash inflows from financing activities included cash received for stock option exercises of $850,000 and an excess tax benefit from employee stock-based awards of $1.6 million.
We had $1.6 million of cash provided by financing activities during the nine months ended March 31, 2014, which primarily consisted of an excess tax benefit from employee stock-based awards of $5.3 million and cash received for stock option exercises of $1.8 million, partially offset by repayments on our term loan balance with East West Bank of $3.8 million and tax withholdings related to net share settlements of restricted stock units of $1.8 million.

Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of March 31, 2015, we held $392.3 million of our $451.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
Warranties and Indemnifications
Our products are generally accompanied by a twelve (12) month warranty, which covers both parts and labor. Generally the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-30, Loss Contingencies, we record an accrual when we believe it is estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2015.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at March 31, 2015.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of March 31, 2015 for the remainder of fiscal 2015 and future fiscal years:

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Operating leases	$895	$3,860	$2,675	$1,128	$219	$169	$8,946
Debt payment obligations	2,500	10,000	11,250	15,000	15,000	46,250	100,000
Interest and other payments on debt payment obligations	674	2,057	1,876	1,645	1,380	812	8,444
Purchase obligations	12,770	—	—	—	—	—	12,770
Other obligations	4,447	89	29	3	—	—	4,568
Total	$21,286	$16,006	$15,830	$17,776	$16,599	$47,231	$134,728
Operating Leases
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2020.
Debt and Interest Payment Obligations

On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender's sole discretion). Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payment dates. Although our interest rates on our debt obligations may vary, we have assumed our interest rate of March 31, 2015 rate for all years presented. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.
Purchase Obligations
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $12.8 million as of March 31, 2015.
Other Obligations
We had other obligations of $4.6 million as of March 31, 2015, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits
As of March 31, 2015, we had $18.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Non-GAAP Financial Measures
Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our condensed consolidated financial results presented in accordance with GAAP, we use Non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described below. Management believes that these Non-GAAP financial measures reflect an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. Non-GAAP financial measures used by us include net income or loss and diluted net income or loss per share. Other companies may calculate these measures differently than we do, limiting the usefulness of these items as comparative measures.
Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes and other special charges and credits. Additionally, during the nine months ended March 31, 2015 we recorded a one-time charge of $5.5 million due to a termination fee related to a purchase commitment entered into during fiscal 2014. Management believes these Non-GAAP financial measures provide meaningful supplemental information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$41,963	$45,151	$132,493	$129,024
Non-GAAP diluted net income per share of common stock	$0.47	$0.50	$1.48	$1.44
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income and comprehensive income	$41,137	$45,199	$125,145	$127,519
Stock-based compensation:
Cost of revenues	141	153	440	445
Research and development	810	630	2,499	1,679
Sales, general and administrative	425	258	1,240	1,506
Purchase commitment termination fee	—	—	5,500	—
Gain on reversal of charge for an export compliance matter	—	(1,121)	—	(1,121)
Tax effect of non-GAAP adjustments	(550)	32	(2,331)	(1,004)
Non-GAAP net income and comprehensive income	$41,963	$45,151	$132,493	$129,024
Non-GAAP diluted net income per share of common stock	$0.47	$0.50	$1.48	$1.44
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	89,400	89,775	89,707	89,667

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of March 31, 2015, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $2.1 million over the next 12 months.
We had cash and cash equivalents of $451.2 million and $347.1 million as of March 31, 2015 and June 30, 2014, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. Our financial position or results of operations would not be significantly affected by a 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	shifts in our fulfillment practices including increasing inventory levels as part of efforts to decrease our delivery lead times;

•	failure of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us, and our competitors;

•	increased warranty costs;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	costs related to legal proceedings or responding to government inquiries;

•	our ability to control and reduce product costs; and

•	expenses of our entry into new markets.
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
The intellectual property protection and enforcement regimes in certain countries outside the United States are generally not as comprehensive as in the United States, and may not adequately protect our intellectual property. The legal regimes relating to the recognition and enforcement of intellectual property rights in China and South America are particularly limited. Legal proceedings to enforce our intellectual property in these jurisdictions may progress slowly, during which time infringement may continue largely unimpeded. Countries that have relatively inefficient intellectual property protection and enforcement regimes represent a significant portion of the demand for our products. These factors may make it more challenging for us to enforce our intellectual property rights against infringement. The infringement of our intellectual property rights, particularly in these jurisdictions, may materially harm our business in these markets and elsewhere by reducing our sales, and diluting our brand or reputation.
Our contract manufacturers may not respect our intellectual property, and may produce products that compete with ours.
Our contract manufacturers operate in China, where the prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Even if the agreements with our contract manufacturers, and applicable laws, prohibit them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights against them. We have in the past, and may continue to discover, counterfeit goods being sold as our products.

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
In addition to liability for monetary damages against us or, in certain circumstances, our network operators and service providers, we may be prohibited from developing, commercializing or continuing to provide certain of our products unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain licenses, our business, operating results and financial condition could be materially affected and we could, for example, be required to cease offering our products or be required to materially alter our products, which could involve substantial costs and time to develop.
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
As of March 31, 2015, our balance outstanding under our existing term loan and credit facility was $100.0 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Section 404 of the Sarbanes-Oxley Act requires our management to furnish a report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The applicable rules require us to disclose any material weaknesses in our internal control over financial reporting. In the event that we disclose a material weakness in our internal control over financial reporting, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.1	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

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

UBIQUITI NETWORKS, INC.

Dated:	May 7, 2015	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 7, 2015	By:	/s/ Rohit Chakravarthy
Rohit Chakravarthy

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.1	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.