Form 10-K
period 2015-06-30
Ubiquiti Networks, Inc.
filed 2015-08-21
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $903,632,000 based upon the closing price of $29.64 of such common stock on the NASDAQ Global Select Market on December 31, 2014 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2014 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 17, 2015, 87,449,807 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI NETWORKS, INC.
PART I
Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, the effects of government regulations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
This Report also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts, including those generated by Cisco Systems, Inc. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. These industry publications, surveys and forecasts generally indicate that their information has been obtained from sources believed to be reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Item 1A. "Risk Factors."
Item 1. Business
Business Overview
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
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, VOIP phones, switches and machine-to-machine communication components. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
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
Our revenues were $595.9 million, $572.5 million and $320.8 million in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. We reported net income of $129.7 million, $176.9 million and $80.5 million in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. In this Annual Report on Form 10-K, we refer to the fiscal years ended June 30, 2015, 2014 and 2013 as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Industry Overview
Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, global Internet protocol, or IP, traffic is expected to increase from 59,848 petabytes, or PB, per month in 2014 to 167,978 PB per month in 2019, representing a 23% compound annual growth rate, or CAGR, over that period. Additionally, it is estimated that there will be three networked devices per capita connected to IP networks in 2019, up from almost two networked devices per capita in 2014. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks are emerging as an attractive alternative for addressing both the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.
Underserved and underpenetrated markets. There is a significant market opportunity in both emerging and developed economies. In “unconnected” emerging markets, the lack of an established network infrastructure and the high initial deployment costs associated with traditional wired network infrastructure build-outs have encouraged adoption of wireless networking infrastructure. In “under-connected” markets, bandwidth demand exceeds either the available capacity from existing infrastructure or the affordable supply of new infrastructure, resulting in an attractive market opportunity for wireless systems to bolster connectivity. Additionally, we believe there is a large market opportunity in connected markets serving customers that want to deploy reliable, scalable and customizable wireless networks and whose primary buying criterion is based on price-performance characteristics.
Increasing use of the unlicensed spectrum. In the absence of affordable broadband access in the licensed spectrum, the number of users of the unlicensed RF spectrum has increased for communications equipment, as well as consumer devices such as cordless phones, baby monitors and microwave ovens. This increasing use of unlicensed RF spectrum has made providing high quality wireless networking more challenging due to increasing congestion in the unlicensed spectrum. The Federal Communications Commission continues to regulate use of unlicensed RF spectrum. Existing and contemplated regulations may affect the cost and/or effectiveness of products that rely on access to such unlicensed RF spectrum.

Government incentives for broadband access. Governments around the world are increasingly taking both regulatory and financial steps to expand access to broadband networks and increase availability of advanced broadband services to consumers and businesses.

Challenges facing incumbent solutions. To provide robust wireless networks that meet the price-performance needs of service providers and enterprises, vendors of wireless networking solutions must address the problems facing incumbent solutions:

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

•
Lack of product support and customer-driven features. Product support and feedback for alternative suppliers’ wireless networking solutions are often costly and ineffective. Existing wireless solutions are not accompanied by dynamic product support to assist customers in efficiently setting up and troubleshooting their networks. Additionally, alternative suppliers generally lack an effective mechanism to communicate with their end-users and incorporate feedback from usage into product roadmaps.

Market opportunity. Existing service provider wireless networking technologies have been developed to satisfy the increasing demand for broadband access, support mobility and provide the performance and reliability demanded by customers. However, these existing solutions based upon wired, satellite or cellular technologies, often fail to meet the price-performance requirements of fixed wireless networking in emerging markets, rural markets, or price-sensitive markets, which in turn has led to low penetration of wireless broadband access and large populations of unaddressed users in these areas. Within the enterprise, existing WLAN deployments are often relatively complex and costly, providing customers with a large number of non-critical features and functionalities at a high cost. Given the growth in Internet connected devices, and the consumer’s desire for constant connectivity, there exists growing demand for WLAN solutions that provide critical features at significantly lower cost than existing solutions.

Our Solutions
Our products and solutions enable both service providers and enterprises to cost effectively deploy the infrastructure for high performance, scalable and reliable wireless networks. Our wireless networking solutions offer the following key benefits:

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

•
Scalable community-led approach. Purchasing our proprietary products and solutions enables immediate access to the Ubiquiti Community, including current and historical troubleshooting and technical information as well as best practices and deployment advice for our end users. Product support from our Community is self-sustaining and scales efficiently, with growth and relevance driven by the size and engagement of our customer base. This scalable community-led approach to customer support contributes to the lower total cost of ownership of our products and solutions relative to incumbent providers. Additionally, our Community provides an effective channel for product feedback from our customer base.

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

•
Leverage our technologies and business model in adjacent markets. We intend to continue to leverage our technologies and business model to target other large and growing markets that we believe are ripe for disruption such as video surveillance, machine-to-machine communications, routing and licensed microwave wireless backhaul markets. For the enterprise market, we introduced our enterprise WLAN product, UniFi, in fiscal 2011 and have experienced strong adoption by a largely new customer base. We believe we are well positioned to gain traction in these new addressable markets and will continue to accelerate our innovation in these products. Similarly, we intend to drive adoption of UniFi Video, our IP camera management system, UniFi VOIP Phone, our Android powered enterprise desktop smart phone solution, airFiber, our outdoor wireless backhaul radio platform, EdgeMAX, our advanced routing technology and mFi, our machine-to-machine communication platform.

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

•
Continue to sell to our existing customers. We plan to continue to provide our customers with high performance, reliable, and cost-effective integrated products and solutions. In particular, we believe our use of differentiated proprietary protocols and the scalability of our products position us to grow with our customers as they build out their networks. Furthermore, we intend to cross-sell complementary solutions to our existing customers. For example, we believe customers of our airMAX solutions can benefit significantly from the incremental deployment of our EdgeMAX and airFiber products.

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
Point-to-point Wireless Backhaul—airFiber
In March 2012, we introduced airFiber, a point-to-point radio system. Components of the airFiber product, including the radio, were designed to provide low latency with high throughput. Our airFiber product uses an integrated split antenna and a global positioning system to simultaneously send data packets from each side of the link. We engineered proprietary communication protocols so that airFiber does not suffer from the traditional packet overhead associated with Wi-Fi based standards. In

February 2015, we introduced airFiber 5X, the first airFiber X radio with full 5GHz global 5GHz band operation. We believe the airFiber family of products offers a compelling alternative to wired backhaul as airFiber is not easily susceptible to vandalism, copper theft, and fiber optic damage because only the endpoints need to be secured. airFiber does not require physical infrastructure such as laying cable or fiber, and by utilizing unlicensed spectrum, customers achieve significantly faster deployment.
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
Video Surveillance—UniFi Video
In August 2011, we introduced our line of UniFi Video H.264 megapixel IP cameras and our UniFi Video management software controller. The H.264 cameras use a single cable for data transmission and power-over-Ethernet. UniFi Video, our management controller software, can be used to manage multiple UniFi Video H.264 IP cameras as well as manage digital video recorder devices. UniFi Video software is available for download at no cost on our website and only manages Ubiquiti Network camera devices. Similar to our other network management products, UniFi Video can be accessed securely from any web browser, provides detailed statistical reporting and advanced analytics and provides a management console with multiple views, versatile camera settings and customizable event recordings. Additionally, in April 2015 we introduced our UniFi Video Micro product, a small, indoor video wireless camera that provides 720p HD resolution at 30 frames per second. The UniFi Video web interface is accessible on iOS and Android tablets and phones.
UniFi VOIP Phone
In July 2014, we released our UniFi VOIP Phones.  Powered by Android™, the UniFi®VoIP Phones are enterprise desktop smartphones designed to integrate into the UniFi Enterprise System.  Touchscreen comes standard on all models and are provisioned through the UniFi Controller.
UniFi Switch
Managed by the UniFi®Controller software, UniFi Switches deliver performance, switching, and PoE+ support for enterprise networks.  The UniFi Switches can power UniFi AP's, UniFi Video Cameras and UniFi VOIP Phones.
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

The table below summarizes information about our product platforms:

Name	Target Applications	Bands of Operation (GHz)	MSRP
Service Provider Products
airMAX	Base station/Backhaul/CPE/Bridge	0.9/ 2/ 3/ 5/10	$49 - $399
EdgeMAX	Routing/Switching	N/A	$49 - $369
airFiber	Wireless Backhaul	5/24	$399 - $3,000(1)
Enterprise Products
UniFi	WLAN	2/5	$69 - $489
UniFi Video	IP Video Surveillance	N/A	$99 - $469
UniFi VoIP	Desktop Smart Phone	N/A	$149 - $399
UniFi Switch	Switching	N/A	$39 - $1,025
mFi	Machine-To-Machine Communication	2/5	$8 - $99

(1)	MSRP listed is for one airFiber unit only, but is typically sold in pairs.

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
As of June 30, 2015, our research and development team consisted of 300 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Lithuania, Poland, Latvia and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $54.6 million, $34.0 million and $21.0 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. We expect that the number of our research and development personnel will continue to increase over time and that our research and development expenses will also increase.
Manufacturing and Suppliers
We retain contract manufacturers to manufacture, control the quality of and ship our products. We primarily utilize contract manufacturers located in China. Our relationships with contract manufacturers allow us to conserve working capital, reduce manufacturing costs and minimize delivery lead times while maintaining high product quality and the ability to scale quickly to handle increased order volume. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Over the long term, our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers.
Our internal manufacturing organization consists of supply chain managers, logistics employees and contractors who supervise the manufacture of our products at contract manufacturer sites and test engineers. We rely on our contract manufacturers and our internal quality assurance resources to implement quality assurance programs designed to achieve high product quality and reliability. We believe that our low warranty expenses and product return rate to date reflect a high level of product quality. We tightly integrate our research and development efforts with our supplier selection process. Once product manufacturing quality reaches a satisfactory level, we move full scale production to the contract manufacturer site. We also evaluate and utilize other suppliers for components from time to time.
We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from Qualcomm Atheros, Inc. ("Qualcomm Atheros"). We are party to a non-exclusive license agreement with Qualcomm Atheros whereby we license certain technology that we incorporate into our products. This agreement automatically renews for successive one year periods unless the agreement is terminated by written notice of nonrenewal at least 90 days prior to the end of its then-current term. The Company has not received a termination notice as of the date of this Report. We depend on this license agreement to modify and replace firmware that Qualcomm Atheros provides with the chipsets with our proprietary firmware. While our agreement with Qualcomm Atheros remains effective, in accordance with the current terms of the agreement, either party may terminate the agreement without cause at the end of the annual contract term.
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

Sales and Distribution
Historically, we have not employed a direct sales force, nor do we plan to in the future. We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2015, we sold our products to over 100 distributors and direct customers (collectively, “customers”) in over 60 countries. In both fiscal 2014 and fiscal 2013, Flytec Computers Inc. represented 13% of our revenues.

No customer accounted for more than 10% of our revenues in fiscal 2015, and in fiscal 2014 and fiscal 2013 no customer other than Flytec Computers Inc. accounted for more than 10% of our revenues.
A substantial majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. Sales in South America accounted for 16%, 19% and 21% of our revenues in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Sales in Europe, the Middle East and Africa accounted for 40%, 43%, and 40% of our revenues in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. Information regarding financial data by geographic areas is set forth in Item 7 and Item 15 of this Form 10-K. See Note 12 of Notes to Consolidated Financial Statements under Item 15.
Although we publish a manufacturer's suggested retail price, or MSRP, for our products, our distributors have control of pricing to the ultimate purchaser. Historically, we have not provided our distributors with any substantial sales training or marketing materials; however, currently, we are expanding our product education offerings for distributors, as well as increasing marketing support. Our agreements with our distributors do not limit their ability to carry products that compete with ours. Our distribution agreements generally have a one year term, subject to automatic renewal unless cancelled by one of the parties. Our distributors typically provide us with purchase orders for delivery within six weeks, which we use to forecast future demand and estimate desired inventory builds.
We have initiated a training program for our distributors and other interested individuals so that they can educate and train others on the effective deployment and use of our products and solutions. As of June 30, 2015, Ubiquiti had 250 certified trainers across our various product platforms with over 9,000 integrators, resellers and other interested individuals having completed the certification process.
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

In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, DragonWave, Mikrotîkls, Mimosa, SAF Tehnika and Trango. In the CPE market, our competitors include Cambium Networks, Mikrotîkls, Ruckus Wireless and TP-LINK Technologies. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves.  In the enterprise WLAN market, we primarily compete with Aerohive Networks, Aruba Networks, Ruckus Wireless and Cisco. In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Mobotix and Vivotek.  In the machine-to-machine communications market, we primarily compete with AlertMe.com, EnergyHub and Motorola.  We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
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
As of June 30, 2015, we had 23 issued patents in the United States, 15 issued patents in foreign countries and over 120 pending U.S. and foreign patent applications. These patent applications relate to various features embedded in certain of our products, including the integration of components in a microwave system and certain performance improvements to radio receivers, and certain technologies in developments. We have filed, and will continue to file, patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Any patents issued to us now or in the future may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2015, we owned U.S. trademark registrations in Ubiquiti, Ubiquiti Networks, the U logo, the beam logo, UBNT, airMAX, airOS, airFiber, airGateway, airGrid, airPRISM, airView, UniFi, mFi, EdgeMAX, InnerFeed, NanoBeam, NanoStation, NanoBridge, PowerBeam, PowerBridge, Rocket, and a number of trademark applications and registrations in the United States and other countries.
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
Employees
As of June 30, 2015, we employed 435 full time equivalent employees, which included 300 in research and development, 53 in sales, general and administrative and 82 in operations. We also engage a number of consultants. None of our employees are represented by a labor union or is a party to a collective bargaining agreement. We consider our relations with our employees to be good.
Corporate Information
We were incorporated in the State of California in 2003 as Pera Networks, Inc. and we commenced our current operations in 2005 and changed our name to Ubiquiti Networks, Inc. at that time. In June 2010, Ubiquiti Networks, Inc., a California corporation, changed its state of organization to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. Our executive offices are located at 2580 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 942-3085. Our website address is www.ubnt.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Networks, Inc. and its subsidiaries as a whole.

Financial Information About Geographic Areas
Refer to Note 12 in our Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report for financial information about our geographic areas.
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
Factors that could cause our operating results and stock price to fluctuate include:

•	varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;

•	shifts in our fulfillment practices including increasing inventory levels as part of efforts to decrease our delivery lead times;

•	failure of our suppliers to provide chips or other components;

•	failure of our contract manufacturers and suppliers to meet our demand;

•	success and timing of new product introductions by us, and our competitors;

•	increased warranty costs;

•	announcements by us or our competitors regarding products, promotions or other transactions;

•	costs related to legal proceedings or responding to government inquiries;

•	our ability to control and reduce product costs; and

•	expenses of our entry into new markets.
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
Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to promptly or successfully correct these problems. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs and claims.

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
We may be unable to anticipate or fail to adequately mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities against us.
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties, of which we have recovered $8.1 million. As a result, we have recorded a charge of $39.1 million in the fourth quarter of 2015, including additional expenses consisting of professional service fees associated with the fraud loss. The ultimate amount of the loss will depend, in part, on the Company's success in recovering the funds. The Company may not be successful in obtaining any insurance coverage for this loss. While we do not expect the fraud to have a material impact on our business, we have borne, and will continue to bear additional expenses in connection with the remediation and investigation of the fraud.
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
Not paying cash dividends to our stockholders, or repurchasing shares of our common stock pursuant to our previously announced stock repurchase program, could cause the market price for our common stock to decline.
Our payment of cash dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. These and other factors may also affect the continuation of, or activity under, our previously announced stock repurchase program. Failure to pay cash dividends could cause the market price of our common stock to decline. The discontinuance of, or lack of activity under, our previously announced stock repurchase program could also result in a lower market price of our common stock.
A general global economic downturn may negatively affect our customers and their ability to purchase our products. A downturn may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue.
Since the middle of 2008, there has been global economic uncertainty, including reduced economic growth, reduced confidence in financial markets, bank failure and credit availability concerns. Disruptions in the financial markets have had and may continue to have an adverse effect on the U.S. and world economies, which could adversely and materially impact business spending patterns. Tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products.
Economic downturns may exacerbate some of the other risks that affect our business, results of operations and financial condition. A tighter credit market for consumer, business, and service provider spending may have several adverse effects, including reduced demand for our products, increased price competition or deferment of purchases and orders by our customers. Additional effects may include increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counterparty failures.
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
We invested in developing our own manufacturing capacity to support our product development and prototyping. To the extent that we may invest in and expand these manufacturing capabilities, and increasingly rely upon such activities, we will face increased risks associated with:

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
Our contract manufacturers operate in China, where the prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Even if the agreements with our contract manufacturers, and applicable laws, prohibit them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights against them. We have in the past, and continue to discover, counterfeit goods being sold as our products or as other brands.
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
Compliance with conflict mineral disclosure requirements will create additional compliance cost and may create reputational challenges.
Pursuant to Section 1502 of the Dodd-Frank Act, United States publicly-traded companies are required to disclose use or potential use of certain minerals and their derivatives, including tantalum, tin, gold and tungsten, that are mined from the Democratic Republic of Congo and adjoining countries and deemed conflict minerals.
These requirements necessitate due diligence efforts to assess whether such minerals are used in our products in order to make the relevant required annual disclosures. There are, and will be, ongoing costs associated with complying with these recent disclosure requirements, including diligence to determine the sources of those minerals that may be used or necessary to the production of our products. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify with sufficient accuracy the origins of all conflict minerals used in our products.
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
As of June 30, 2015, our balance outstanding under our existing term loan and credit facility was $97.5 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Our Chief Executive Officer has control over key decision making as a result of his control of a majority of our voting stock.
Robert J. Pera, our founder, Chairman, and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, Mr. Pera has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. In the event of his death, the shares of our stock that Mr. Pera owns will be transferred to his successors. As a board member and officer, Mr. Pera owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pera is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
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
Our products operate in unlicensed radio frequency (“RF”) spectrum, which is used by a wide range of devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, and others, the resultant higher levels of clutter and interference in the frequency bands used by our products could decrease the use our products. Our business could be further harmed if currently unlicensed RF spectrum becomes subject to licensing in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation. In addition, if new spectrums, either licensed or unlicensed, are made available by government regulatory agencies for broadband wireless communication that may disrupt the competitive landscape of our industry and impact our business.
We could be adversely affected by unfavorable results in litigation.
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business and otherwise. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could be adversely affected.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial condition or results of operations or safeguard our assets.
Section 404 of the Sarbanes-Oxley Act requires our management to furnish a report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The applicable rules require us to disclose any material weaknesses in our internal control over financial reporting. As of June 30, 2015, management determined that the Company did not maintain an effective control environment, attributable to a lack of sufficient, competent personnel necessary for effective financial reporting. This resulted in the lack of comprehensive and up-to-date accounting policies and procedures, skepticism on the part of key accounting personnel, internal control training, leadership and adequate communication of roles and responsibilities. Growth in the complexity of the business in fiscal year 2015 without commensurate growth in the capabilities of the finance and accounting organization contributed to this deficiency.
The Company’s failure to maintain an effective control environment contributed to a second deficiency in the form of ineffectively designed and maintained controls required for safeguarding of the Company’s funds and timely detection of improper transactions in the general ledger. Specifically, the Company’s disbursement authorization policies were not updated timely for changes in personnel and positions nor were authorization requirements clearly stated, including those for non-routine transactions.
The Company’s failure to maintain an effective control environment also contributed to a third deficiency in the form of ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers. In particular, the scope of user access and transaction privileges to the general ledger and subsidiary ledgers is not sufficiently restricted to provide reasonable assurance of effective process and review controls over postings to the general ledger. Additionally, recent general ledger changes were completed without due consideration of collateral impacts on segregation of duties controls.
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management has determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of June 30, 2015. Management has determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets. In light of these material weaknesses, the Company’s Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015.
In the event that we fail to remediate these material weaknesses in our internal control over financial reporting, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in San Jose, California consisting of approximately 64,512 square feet of space, which we lease through June 30, 2017. Additionally, we lease approximately 93,000 square feet of space in Suzhou, China, which is being leased through June 16, 2016. These facilities house our prototype manufacturing facility in China.
In addition, we also lease facilities around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we also have leased offices in Taiwan, China, Lithuania, Latvia, Poland, India, the United Kingdom and various locations within the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.
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

	Year Ended June 30, 2015
	High	Low
First Quarter	$50.00	$36.98
Second Quarter	$37.92	$26.98
Third Quarter	$32.97	$25.67
Fourth Quarter	$34.28	$25.50

	Year Ended June 30, 2014
	High	Low
First Quarter	$37.40	$17.17
Second Quarter	$46.88	$33.61
Third Quarter	$56.85	$37.50
Fourth Quarter	$47.92	$30.50
As of August 17, 2015, the number of record holders of our common stock was 10. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph
The following graph compares, for the period between October 14, 2011 (the date of our initial public offering) and June 30, 2015, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on October 14, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Ubiquiti Networks, Inc., the NASDAQ Composite Index, and the NASDAQ Computer Index

*$100 invested on 10/14/11in stock or 9/30/11 in index, including reinvestment of dividends. Fiscal year ending June 30.

Issuer Purchases of Equity Securities
On May 29, 2014, the Board of Directors authorized us to repurchase up to an additional $75.0 million of our common stock. The share repurchase program commenced on June 2, 2014. During fiscal 2015, the company repurchased 1,195,497 shares of its common stock at an average price per share of $29.02 for an aggregate amount of $34.7 million. The share repurchase program was terminated on June 8, 2015.
On August 4, 2015, the Board of Directors of the Company approved a $100 million stock repurchase program, which expires on June 30, 2016. Under the new stock repurchase program, the Company may repurchase up to $100 million of its common stock.

Common stock repurchase activity under the share repurchase program during the year ended June 30, 2015 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Estimated remaining balance available for share repurchase
April 1, 2015 - April 30, 2015	—	$—	$60,000
May 1, 2015 - May 31, 2015	665,718	$29.59	$40,289
June 1, 2015 - June 30, 2015	—	$—	$40,289
Total	665,718	$29.59	$40,289
Dividends
Dividend Policy
On September 30, 2014, we announced that our Board of Directors had approved an annual dividend policy. We declared our first annual dividend of $0.17 per share on September 30, 2014. The aggregate amount of $15.0 million was paid on October 28, 2014 to stockholders of record on October 17, 2014. The Company currently has no plans to pay a cash dividend at this time or at any time in the foreseeable future.
Special Dividend
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
Unregistered Securities Sold During fiscal 2015
We did not sell any unregistered securities during fiscal 2015.

Item 6. Selected Financial Data

The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2015, 2014 and 2013 and the consolidated balance sheet data as of June 30, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2012 and 2011 and the consolidated balance sheet data as of June 30, 2013, 2012 and 2011 are derived from our audited consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2015	2014	2013	2012	2011
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues	$595,947	$572,464	$320,823	$353,517	$197,874
Cost of revenues(1)(2)	333,760	318,997	185,489	202,514	117,062
Gross profit	262,187	253,467	135,334	151,003	80,812
Operating expenses:
Research and development(1)	54,565	33,962	20,955	16,699	11,374
Sales, general and administrative(1)(3)(4)	21,607	23,560	21,775	9,012	7,358
Business e-mail compromise ("BEC") fraud loss	39,137	—	—	—	—
Total operating expenses	115,309	57,522	42,730	25,711	18,732
Income from operations	146,878	195,945	92,604	125,292	62,080
Interest income (expense) and other, net	(1,130)	(1,334)	(851)	(1,269)	79
Income before provision for income taxes	145,748	194,611	91,753	124,023	62,159
Provision for income taxes	16,085	17,674	11,263	21,434	12,432
Net income and comprehensive income	129,663	176,937	80,490	102,589	49,727
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	—	—	(112,431)	(42,068)
Less allocation of net income to participating preferred stockholders	—	—	—	—	(2,784)
Net income (loss) attributable to common stockholders—basic	129,663	176,937	80,490	(9,842)	4,875
Undistributed earnings re-allocated to common stockholders	—	—	—	—	103
Net income (loss) attributable to common stockholders—diluted	$129,663	$176,937	$80,490	$(9,842)	$4,978
Net income (loss) per share of common stock:
Basic	$1.47	$2.02	$0.91	$(0.12)	$0.08
Diluted	$1.45	$1.97	$0.89	$(0.12)	$0.07
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	88,008	87,772	88,314	83,460	63,092
Diluted	89,569	89,715	90,259	83,460	66,907
Cash dividends declared per common share	$0.17	$—	$0.18	$—	$—
(1) Includes stock-based compensation as follows:
Cost of revenues	$601	$590	$446	$117	$30
Research and development	2,854	2,423	1,433	542	285
Sales, general and administrative	1,537	1,893	1,497	834	637
Total stock-based compensation	$4,992	$4,906	$3,376	$1,493	$952
(2) Includes purchase commitment termination fee as follows:	$5,500	$—	$—	$—	$—
(3) Includes a charge for (gain on reversal of charge for) an export compliance matter as follows:	$—	$(1,121)	$—	$—	$—
(4) Includes gain from a trademark coexistence agreement as follows:	$—	$—	$—	$(1,500)	$—

	June 30,
In thousands	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$446,401	$347,097	$227,826	$122,060	$76,361
Working capital	511,212	413,409	224,053	155,462	90,301
Total assets	600,572	476,151	292,340	213,736	131,678
Debt – short-term	10,000	—	5,013	6,968	—
Debt – long-term	87,500	72,254	71,116	22,623	—
Redeemable convertible preferred stock	—	—	—	—	145,847
Total stockholders’ equity (deficit)	422,154	335,264	147,436	130,951	(53,872)

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
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, UniFi VOIP phones, switches and machine-to-machine communication components. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
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
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 98% of our revenues in the year ended June 30, 2015. Other channel partners, such as resellers, largely accounted for the balance of our revenues.
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

•
Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, licensed or purchased intellectual property, facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products and developing new versions of our existing products.

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

•
Business e-mail compromise fraud loss - In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties, of which we have recovered $8.1 million. As a result, we have recorded a charge of $39.1 million in the fourth quarter of 2015, including additional expenses consisting of professional service fees associated with the fraud loss.

Deferred Revenues
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that all of these criteria have been met, we defer recognition of revenue. Included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of June 30, 2015 and 2014, we had deferred revenues of $3.5 million and $2.8 million, respectively, related to these obligations.
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
Inventory and Inventory Valuation
Our inventories are primarily finished goods and, to a lesser extent, raw materials. Our inventories are stated at the lower of actual cost (computed on a first-in, first-out basis), or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
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

Product Warranties
We offer warranties on certain products and record a liability for the estimated future costs associated with potential warranty claims. These warranty costs are reflected in our consolidated statement of operations and comprehensive income within cost of revenues. Our warranties are in effect for 12 months from the date of purchase. Our estimates of future warranty costs are largely based on historical experience of product failure rates, material usage and service delivery costs incurred in correcting product failures. Our operating results could be materially and adversely affected if future warranty claims exceed historical experiences and we are not able to recover costs from our contract manufacturers. In the future, we may introduce certain products with longer warranty periods.

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

Results of Operations
Comparison of Years Ended June 30, 2015 and 2014

	Years Ended June 30,
	2015		2014
	(In thousands, except percentages)
Revenues	$595,947	100%	$572,464	100%
Cost of revenues(1)(2)	333,760	56%	318,997	56%
Gross profit	262,187	44%	253,467	44%
Operating expenses:
Research and development(1)	54,565	9%	33,962	6%
Sales, general and administrative(1)(3)	21,607	4%	23,560	4%
Business e-mail compromise ("BEC") fraud loss	39,137	6%	—	—%
Total operating expenses	115,309	19%	57,522	10%
Income from operations	146,878	25%	195,945	34%
Interest expense and other, net	(1,130)	*	(1,334)	*
Income before provision for income taxes	145,748	24%	194,611	34%
Provision for income taxes	16,085	3%	17,674	3%
Net income and comprehensive income	$129,663	21%	$176,937	31%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$601		$590
Research and development	2,854		2,423
Sales, general and administrative	1,537		1,893
Total stock-based compensation	$4,992		$4,906
(2) Includes purchase commitment termination fee	$5,500
(3) Includes gain on reversal of charge for an export compliance matter	$—		$(1,121)
Revenues
Revenues increased $23.5 million, or 4%, from $572.5 million in fiscal 2014 to $595.9 million in fiscal 2015. We believe the overall increase in revenues during fiscal 2015 was driven by increased adoption of our enterprise technologies, partially offset by a decrease in sales of our Service Provider Technologies due to lower demand from our service provider customers outside of North America, including as a result of political and economic instability in some of those regions.
In fiscal 2014, Flytec Computers Inc. represented 13% of our revenues.  No other distributor or customer represented more than 10% of our revenues in fiscal 2015 or fiscal 2014.

Revenues by Product Type

	Years Ended June 30,
	2015		2014
	(in thousands, except percentages)
Service Provider Technology	$418,021	70%	$450,663	79%
Enterprise Technology	177,926	30%	121,801	21%
Total revenues	$595,947	100%	$572,464	100%

Service Provider Technology revenues decreased $32.6 million, or 7%, during fiscal 2015. The decline in revenues from Service Provider Technologies was primarily due to lower demand from our service provider customers outside of North America, including as a result of political and economic instability in some of those regions and the strength of the U.S. Dollar during the fiscal year compared to some of the currencies in these regions.
Enterprise Technology revenues increased $56.1 million, or 46%, during fiscal 2015, primarily due to product expansion and further adoption of our UniFi technology platform.

Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2015 and fiscal 2014 (in thousands, except percentages):

	Years Ended June 30,
	2015		2014
North America(1)	$197,693	33%	$142,438	25%
South America	97,118	16%	109,584	19%
Europe, the Middle East and Africa	234,383	40%	247,009	43%
Asia Pacific	66,753	11%	73,433	13%
Total revenues	$595,947	100%	$572,464	100%

(1)	Revenue for the United States was $187.3 million and $136.6 million in fiscal 2015 and fiscal 2014, respectively.
North America
Revenues in North America increased $55.3 million, or 39%, from $142.4 million in fiscal 2014 to $197.7 million in fiscal 2015. The increase in revenues in North America in fiscal 2015 compared to fiscal 2014 was due to increased adoption of our Service Provider Technologies and Enterprise Technologies.
South America
Revenues in South America decreased $12.5 million, or 11%, from $109.6 million in fiscal 2014 to $97.1 million in fiscal 2015. We believe the decrease in revenues in South America in fiscal 2015 compared to fiscal 2014 was primarily due to decreased demand for our Service Provider Technologies due in part to economic instability and partially as a result of a strong U.S. Dollar.
Europe, the Middle East, and Africa ("EMEA")
Revenues in EMEA decreased $12.6 million, or 5%, from $247.0 million in fiscal 2014 to $234.4 million in fiscal 2015. The decrease in revenues in EMEA in fiscal 2015 compared to fiscal 2014 was primarily due to decreased demand for our Service Provider Technologies, due in part to economic instability in this region and partially as a result of a strong U.S. Dollar. The decrease was partially offset by increased adoption of our Enterprise Technology platforms.
Asia Pacific
Revenues in the Asia Pacific region decreased $6.7 million, or 9%, from $73.4 million in fiscal 2014 to $66.8 million in fiscal 2015. The decrease in revenues in the Asia Pacific region in fiscal 2015 compared to fiscal 2014 was primarily due to decreased demand for our Service Provider Technologies, partially offset by increased adoption of our Enterprise Technology platforms.
Cost of Revenues and Gross Profit
Cost of revenues increased $14.8 million, or 5%, from $319.0 million in fiscal 2014 to $333.8 million in fiscal 2015. The increase in cost of revenues in fiscal 2015 was primarily due to increased revenues and to a lesser extent, changes in product mix. Gross profit as a percentage of revenue remained flat at 44% in both fiscal 2015 and fiscal 2014.
Operating Expenses
Research and Development
Research and development expenses increased $20.6 million, or 61%, from $34.0 million in fiscal 2014 to $54.6 million in fiscal 2015. As a percentage of revenues, research and development expenses increased to 9% in fiscal 2015, compared to 6% in fiscal 2014. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due to increases in headcount to support our strategy as we broadened our research and development activities to new product areas and certain one-time costs incurred for intellectual property licensed or purchased for use in our products. Over time, we expect our research and development costs to continue to increase in absolute dollars as we continue making investments in developing new products and developing new versions of our existing products.

Sales, General and Administrative
Sales, general and administrative expenses decreased slightly, from $23.6 million in fiscal 2014 to $21.6 million in fiscal 2015. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% in both fiscal 2014 and fiscal 2015.
Business e-mail compromise fraud loss
In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties, of which we have recovered$8.1 million. As a result, we have recorded a charge of $39.1 million in the fourth quarter of 2015, including additional expenses consisting of professional service fees associated with the fraud loss.

An additional $6.8 million of the amounts transferred are currently subject to legal injunction and reasonably expected to be recovered by us in due course. We are continuing to pursue the recovery of the remaining $31.8 million and are cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation.
Provision for Income Taxes
Our provision for income taxes decreased $1.6 million, or 9%, from $17.7 million for fiscal 2014 to $16.1 million for fiscal 2015. Our effective tax rate increased to 11% for fiscal 2015 as compared to 9% for fiscal 2014. The higher effective tax rate in fiscal 2015 was primarily attributable to increased sales in the United States and the decreased profit before taxes of Hong Kong due to the $39.1 million BEC fraud loss, which decreased the tax benefit from foreign tax rate differential.
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
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. Revenues increased in all of our geographic regions during fiscal 2014 as compared to fiscal 2013 due to increased adoption of our service provider and enterprise technologies. Additionally, during fiscal 2013, we believe we experienced lost sales due to the proliferation of counterfeit versions of our products, which also created customer uncertainty regarding the authenticity of their potential purchases. The following are our revenues by geography for fiscal 2014 and fiscal 2013 (in thousands, except percentages):

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

Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. We had cash and cash equivalents of $446.4 million, $347.1 million and $227.8 million at June 30, 2015, 2014 and 2013, respectively.

Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$134,547	$121,327	$131,891
Net cash used in investing activities	(12,724)	(4,045)	(5,363)
Net cash (used in) provided by financing activities	(22,519)	1,989	(20,762)
Net increase in cash and cash equivalents	$99,304	$119,271	$105,766
Cash Flows from Operating Activities
Net cash provided by operating activities in the fiscal 2015 consisted primarily of net income of $129.7 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $11.7 million. These changes consisted primarily of a $22.0 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers, an $11.3 million increase in accounts receivable due to our overall increase in revenue, a $9.1 million increase in accounts payable and accrued liabilities due to the timing of payments with our vendors, a $7.0 million decrease in inventory due to our efforts to optimize our inventory levels and a $5.8 million net increase in taxes payable and prepaid income taxes due the timing of federal tax payments. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, increases to our provision for losses on deposits with our vendors, decreases in our allowance for doubtful accounts and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $16.6 million.

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
Cash Flows from Investing Activities
Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for fiscal 2015, fiscal 2014 and fiscal 2013 were $12.7 million, $3.8 million and $4.1 million, respectively. Additionally, we had cash outflows related to intangible assets of $46,000, $219,000 and $1.2 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively, consisting primarily of legal costs associated with trademark applications.
Cash Flows from Financing Activities
We had $22.5 million of cash provided by financing activities during fiscal 2015, primarily from cash received from our term loan with Wells Fargo Bank of $100.0 million, offset by repayments of our prior Original Credit Agreement with Wells Fargo Bank of $74.8 million. Additionally, during fiscal 2015 we paid $15.0 million for dividends on our common stock, paid $34.7 million for repurchases of our common stock and had tax withholdings related to net share settlements of restricted stock units of $1.8 million. Other cash inflows from financing activities included cash received for stock option exercises of $1.7 million and an excess tax benefit from employee stock-based awards of $2.1 million.
We had $2.0 million of cash provided by financing activities during fiscal 2014, consisting of cash received from our Original Credit Agreement with Wells Fargo Bank of $72.3 million, offset by repayments on our Loan and Security Agreement with EastWest Bank of $76.3 million. Additionally, during fiscal 2014 we had cash inflows from an excess tax benefit from employee stock-based awards of $5.9 million and cash received for stock option exercises of $2.1 million, and cash outflows from tax withholdings related to net share settlements of restricted stock units of $2.0 million.
We used $20.8 million of cash in financing activities during fiscal 2013. During fiscal 2013, we paid $54.4 million for repurchases of our common stock, paid $15.7 million for dividends on our common stock, and had aggregate repayments of $4.3 million on our Loan and Security Agreement with EastWest Bank. These payments were partially offset by additional debt borrowed under our Loan and Security Agreement with EastWest Bank of $50.8 million and an excess tax benefit from employee stock-based awards of $2.3 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of June 30, 2015, we held $397.0 million of our $446.4 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
If we should require more capital in the United States than is generated by our domestic operations, for example to fund significant discretionary activities such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We could also elect to borrow funds domestically, which we have done in the past and continue to believe we have the ability to do so at reasonable interest rates.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2015:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$4,035	$4,162	$413	$—	$8,610
Debt payment obligations	10,000	26,250	61,250	—	97,500
Interest payments on debt payment obligations	1,982	3,399	2,126	—	7,507
Purchase obligations and vendor deposits	12,026	—	—	—	12,026
Other obligations	6,226	43	—	—	6,269
Total	$34,269	$33,854	$63,789	$—	$131,912
Operating Leases
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2020.
Debt and Interest Payment Obligations
On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender's sole discretion). Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payment dates. Although our interest rates on our debt obligations may vary, we have assumed our interest rate of June 30, 2015 for all years presented. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.

Purchase Obligations
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We had inventory purchase obligations of $10.0 million as of June 30, 2015. Additionally, we have advanced outstanding payments to our contract manufacturers as of June 30, 2015 of $2.0 million.
Other Obligations
We had other obligations of $6.3 million as of June 30, 2015, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits
As of June 30, 2015, we had $18.6 million and an additional $1.2 million for gross interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We may in the future enter into standard indemnification agreements with certain distributors as well as other business partners in the ordinary course of business. These agreements may include provisions for indemnifying the distributor, OEM or other business partner against any claim brought by a third party to the extent any such claim alleges that a Ubiquiti product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. The maximum amount of potential future indemnification is unlimited. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2015 or 2014.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities as of June 30, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2015 and 2014, we had no off-balance sheet arrangements other than those indemnification agreements described above.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Non-GAAP Financial Measures
Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our consolidated financial results presented in accordance with GAAP, we use Non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described below. Management believes that these Non-GAAP financial measures reflect an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. Non-GAAP financial measures used by us include net income or loss and diluted net income or loss per share. Other companies may calculate these measures differently than we do, limiting the usefulness of these items of comparative measures.
Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes and other special charges and credits. Additionally, in fiscal 2015 we had a BEC fraud loss of $39.1 million and purchase commitment termination fee of $5.5 million and in fiscal 2014 we had a gain on the reversal of a charge for an export compliance matter of $1.1 million. Management believes these Non-GAAP financial measures provide meaningful supplemental information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

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

The following table shows our Non-GAAP financial measures:

	Years Ended June 30,
	2015	2014	2013
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$176,636	$179,208	$82,515
Non-GAAP diluted net income per share of common stock	$1.97	$2.00	$0.91
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

The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Years Ended June 30,
	2015	2014	2013
	(In thousands, except per share amounts)
Net income and comprehensive income	$129,663	$176,937	$80,490
Stock-based compensation:
Cost of revenues	601	590	446
Research and development	2,854	2,423	1,433
Sales, general and administrative	1,537	1,893	1,497
Gain on reversal of charge for an export compliance matter	—	(1,121)	—
Purchase commitment termination fee	5,500	—	—
Business e-mail compromise ("BEC") fraud loss	39,137	—	—
Tax effect of non-GAAP adjustments	(2,656)	(1,514)	(1,351)
Non-GAAP net income and comprehensive income	$176,636	$179,208	$82,515
Non-GAAP diluted net income per share of common stock	$1.97	$2.00	$0.91
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock (1)	89,569	89,715	90,259

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of June 30, 2015, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $1.9 million over the next 12 months.
We had cash and cash equivalents of $446.4 million and $347.1 million as of June 30, 2015 and 2014, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $2.4 million.
Item 8. Financial Statements and Supplementary Data
The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Interim Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Interim Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Accounting Officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of our Chief Executive Officer and Interim Chief Accounting Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015 due to the material weaknesses described below.
Material Weaknesses in Internal Control over Financial Reporting
Management has determined that the Company did not maintain an effective control environment, attributable to a lack of sufficient, competent personnel necessary for effective financial reporting. This resulted in the lack of comprehensive and up-to-date accounting policies and procedures, skepticism on the part of key accounting personnel, internal control training, leadership and adequate communication of roles and responsibilities. Growth in the complexity of the business in fiscal year

2015 without commensurate growth in the capabilities of the finance and accounting organization contributed to this deficiency.
The Company’s failure to maintain an effective control environment contributed to a second deficiency in the form of ineffectively designed and maintained controls required for safeguarding of the Company’s funds and timely detection of improper transactions in the general ledger. Specifically, the Company’s disbursement authorization policies were not updated timely for changes in personnel and positions, nor were authorization requirements clearly stated, including those for non-routine transactions.
The Company’s failure to maintain an effective control environment also contributed to a third deficiency in the form of ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers. In particular, the scope of user access and transaction privileges to the general ledger and subsidiary ledgers is not sufficiently restricted to provide reasonable assurance of effective process and review controls over postings to the general ledger. Additionally, recent general ledger changes were completed without due consideration of collateral impacts on segregation of duties controls.
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management has determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of June 30, 2015. Management has determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets. In light of these material weaknesses, the Company’s Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015.
The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
Since June 30, 2015, we have begun the implementation of the remedial measures described below. However, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plans and Other Information
Management has taken immediate action to begin remediating the material weaknesses identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. These remediation efforts, outlined below, are intended to further address the identified material weaknesses.
Since identifying the material weaknesses in internal control over financial reporting, the Company has made changes to management and engaged an outside firm to perform an investigation of the business e-mail compromise fraud that the material weaknesses in internal control over financial reporting failed to prevent or detect.
To remediate the material weaknesses, management has or intends to implement the following measures:

•	The Company entered into an agreement for advisory and interim management services with FTI Consulting, Inc., to provide an Interim Chief Accounting Officer and other resources;

•	The Company has accepted the resignation of the employee serving as Chief Accounting Officer at the time of the BEC fraud loss;

•	The Company is in the process of further strengthening the finance organization by adding additional qualified and experienced personnel;

•
The Company is in the process of improving existing controls and implementing additional procedures and controls including, but not limited to, updating its accounting policies and procedures, clarifying roles and responsibilities, updating and clarifying disbursement authorities, and providing training on required supporting documentation; and

•
The Company is reviewing user access and transaction privileges to general ledger and interfaced systems and will make changes as appropriate and will also improve controls to provide reasonable assurance future system changes consider impacts to segregation of duties.

Remediation of the material weaknesses in internal controls is among management’s highest priorities. Management will periodically assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary. Management understands that improvement and maintenance of internal controls is a continuing responsibility.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Executive Compensation,” “Election of Directors—Directors’ Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Election of Directors—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies.”

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

10.6#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.7	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.8	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.9	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.10†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.11	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.12	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.13	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.14	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.15	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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
Date: August 21, 2015

Ubiquiti Networks, Inc.

/s/ Robert J. Pera
Robert J. Pera Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark Spragg
Mark Spragg Interim Chief Accounting Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Pera and Mark Spragg and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2015

/s/ Mark Spragg Mark Spragg	Interim Chief Accounting Officer (Principal Financial and Accounting Officer)	August 21, 2015

/s/ Steven R. Altman Steven R. Altman	Director	August 21, 2015

/s/ Ronald A. Sege Ronald A. Sege	Director	August 21, 2015

/s/ Rafael Torres Rafael Torres	Director	August 21, 2015

UBIQUITI NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ubiquiti Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ubiquiti Networks, Inc. and its subsidiaries at June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to control environment, including safeguarding of the Company’s funds and timeliness of detecting improper transactions, and related to the maintenance of user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers  existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
August 21, 2015

UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$446,401	$347,097
Accounts receivable, net of allowance for doubtful accounts of $1,071 and $1,395, respectively	66,104	54,871
Inventories	37,031	46,349
Current deferred tax assets	1,535	884
Prepaid income taxes	2,566	3,256
Prepaid expenses and other current assets	27,709	13,267
Total current assets	581,346	465,724
Property and equipment, net	15,602	7,260
Long-term deferred tax assets	1,515	1,255
Other long–term assets	2,109	1,912
Total assets	$600,572	$476,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,856	$33,933
Income taxes payable	1,108	2,499
Debt - short-term	10,000	—
Other current liabilities	15,170	15,883
Total current liabilities	70,134	52,315
Long-term taxes payable	19,810	15,346
Debt - long-term	87,500	72,254
Deferred revenues - long-term	974	972
Total liabilities	178,418	140,887
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
87,413,777 and 88,179,448 outstanding at June 30, 2015 and June 30, 2014, respectively	87	88
Additional paid–in capital	—	145,872
Treasury stock—0 and 44,238,960 shares held in treasury at June 30, 2015 and June 30, 2014, respectively	—	(123,864)
Retained earnings	422,067	313,168
Total stockholders’ equity	422,154	335,264
Total liabilities and stockholders’ equity	$600,572	$476,151
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2015	2014	2013
Revenues	$595,947	$572,464	$320,823
Cost of revenues	333,760	318,997	185,489
Gross profit	262,187	253,467	135,334
Operating expenses:
Research and development	54,565	33,962	20,955
Sales, general and administrative	21,607	23,560	21,775
Business e-mail compromise ("BEC") fraud loss	39,137	—	—
Total operating expenses	115,309	57,522	42,730
Income from operations	146,878	195,945	92,604
Interest expense and other, net	(1,130)	(1,334)	(851)
Income before provision for income taxes	145,748	194,611	91,753
Provision for income taxes	16,085	17,674	11,263
Net income and comprehensive income	$129,663	$176,937	$80,490
Net income per share of common stock:
Basic	$1.47	$2.02	$0.91
Diluted	$1.45	$1.97	$0.89
Weighted average shares used in computing net income per share of common stock:
Basic	88,008	87,772	88,314
Diluted	89,569	89,715	90,259
Cash dividends declared per common share	$0.17	$—	$0.18
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Shares	Amount
Balances at June 30, 2012	92,049,978	92	128,981	(39,079,910)	(69,515)	71,393	130,951
Net income and comprehensive income	—	—	—	—	—	80,490	80,490
Stock options exercised	266,558	—	635	—	—	—	635
Restricted stock units issued, net of tax withholdings	56,317	—	(214)	—	—	—	(214)
Common stock repurchased	(5,159,050)	(5)	—	(5,159,050)	(54,349)	—	(54,354)
Cash dividend to common stock	—	—	—	—	—	(15,652)	(15,652)
Stock-based compensation expense	—	—	3,376	—	—	—	3,376
Tax impact of employee stock transactions	—	—	2,204	—	—	—	2,204
Balances at June 30, 2013	87,213,803	87	134,982	(44,238,960)	(123,864)	136,231	147,436
Net income and comprehensive income	—	—	—	—	—	176,937	176,937
Stock options exercised	849,635	1	2,089	—	—	—	2,090
Restricted stock units issued, net of tax withholdings	116,010	—	(2,013)	—	—	—	(2,013)
Stock-based compensation expense	—	—	4,906	—	—	—	4,906
Tax impact of employee stock transactions	—	—	5,908	—	—	—	5,908
Balances at June 30, 2014	88,179,448	$88	$145,872	(44,238,960)	$(123,864)	$313,168	$335,264
Net income and comprehensive income	—	—	—	—	—	129,663	129,663
Stock options exercised	299,034	—	1,686	—	—	—	1,686
Restricted stock units issued, net of tax withholdings	130,792	—	(1,798)	—	—	—	(1,798)
Retirement of treasury shares	—	—	(138,864)	44,768,739	138,864	—	—
Payment of common stock cash dividends	—	—	—	—	—	(15,020)	(15,020)
Repurchases of common stock	(1,195,497)	(1)	(13,967)	(529,779)	(15,000)	(5,744)	(34,712)
Stock-based compensation expense	—	—	4,992	—	—	—	4,992
Tax impact of employee stock transactions	—	—	2,079	—	—	—	2,079
Balances at June 30, 2015	87,413,777	$87	$—	—	$—	$422,067	$422,154
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income and comprehensive income	$129,663	$176,937	$80,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,971	2,819	1,963
Provision for inventory obsolescence	2,288	3,295	850
Provision for loss on vendor deposits	5,827	—	—
Deferred taxes	(911)	2,087	377
Excess tax benefit from employee stock-based awards	(2,079)	(5,908)	(2,323)
Stock-based compensation	4,992	4,906	3,376
Other adjustments	1,526	74	1,246
Changes in operating assets and liabilities:
Accounts receivable	(11,339)	(18,329)	38,664
Inventories	7,030	(33,764)	(8,996)
Deferred cost of revenues	1,279	(94)	(1,185)
Prepaid income taxes	690	(3,256)	—
Prepaid expenses and other assets	(21,969)	(9,644)	(1,858)
Accounts payable	9,735	(2,326)	9,725
Taxes payable	5,152	7,150	6,645
Deferred revenues	(1,678)	1,989	2,396
Accrued liabilities and other	(630)	(4,609)	521
Net cash provided by operating activities	134,547	121,327	131,891
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(12,724)	(4,045)	(5,363)
Net cash used in investing activities	(12,724)	(4,045)	(5,363)
Cash Flows from Financing Activities:
Issuances of debt	100,000	72,254	50,833
Repayments of debt	(74,754)	(76,250)	(4,333)
Repurchases of common stock	(34,712)	—	(54,354)
Payment of common stock cash dividends	(15,020)	—	(15,652)
Proceeds from exercise of stock options	1,686	2,090	635
Excess tax benefit from employee stock-based awards	2,079	5,908	2,323
Tax withholdings related to net share settlements of restricted stock units	(1,798)	(2,013)	(214)
Net cash (used in) provided by financing activities	(22,519)	1,989	(20,762)
Net increase in cash and cash equivalents	99,304	119,271	105,766
Cash and cash equivalents at beginning of year	347,097	227,826	122,060
Cash and cash equivalents at end of year	$446,401	$347,097	$227,826
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$12,797	$14,007	$4,095
Interest paid	$1,290	$1,650	$1,699
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
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2015, 2014 and 2013 as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Ubiquiti and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in Lithuania, Hong Kong, China, Latvia, Poland, India and the Cayman Islands. The Company’s Hong Kong subsidiary also operates a branch office in Taiwan. All intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to allowance for doubtful accounts, inventory valuation, vendor deposits, warranty costs, stock-based compensation and income taxes, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates.
Segments
Management has determined that it operates as one reportable and operating segment as the Company's Chief Executive Officer, who is the Company's chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a segment basis. Furthermore, the Company does not organize or report its costs on a segment basis. See Note 12.

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
A portion of the Company's revenues related to PCS are deferred. This relates to the Company’s multi-element arrangements, which generally include two deliverables. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the implied right to PCS included with the purchase of certain products. PCS is this right to receive, on a when and if available basis, future unspecified software upgrades and features relating to the product’s essential software as well as bug fixes, email and telephone support.
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

The Company allocates revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated life of each of these devices, which currently is two years. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change. All cost of revenues for the delivered hardware and the related essential software, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. Costs for PCS are recognized as they are incurred.
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
Key factors considered by the Company in developing the BESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2015 and 2014, the Company had deferred revenues of $3.5 million and $2.8 million, respectively, related to these obligations.
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
The Company subcontracts with other companies to manufacture most of its products. The Company relies on the ability of these contract manufacturers to produce the products sold to its distributors. A significant portion of the Company’s products are manufactured by a few contract manufacturers.
Inventory and Inventory Valuation
The Company's inventories are primarily finished goods and, to a lesser extent, raw materials, which have been either consigned to the Company's contract manufacturers or are held by the Company. Inventories are stated at the lower of actual cost (computed on a first-in, first-out basis), or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based up recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from the Company's estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
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
The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2015	2014	2013
Beginning balance	$1,395	$2,200	$1,266
Charged to (released from) expenses	106	(658)	1,096
Bad debt write-offs	(430)	(147)	(162)
Ending Balance	$1,071	$1,395	$2,200
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

Long Lived Assets
The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any significant impairment losses for fiscal 2015, 2014 and 2013.
Property and Equipment
Furniture, fixtures and equipment are recorded at cost. The Company also capitalizes certain costs of software developed for internal use. Capitalized costs primarily include payroll and payroll-related costs and facilities costs. During fiscal 2015, the Company capitalized $4.2 million of software development costs, respectively, which is included as property and equipment on the Company's consolidated balance sheet as of June 30, 2015.

The Company computes depreciation or amortization using the straight line method over estimated useful lives, as follows:

Estimated Useful Life
Testing equipment	3 to 5 years
Computer and other equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Software	up to 3 years
Leasehold improvements	shorter of lease term or useful life
Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the statement of operations. Expenditures for maintenance and repairs are charged to operations as incurred.
Intangible Assets
The Company’s intangible assets consist primarily of legal costs associated with application for and registration of the Company’s trademarks. The Company amortizes all definite-lived intangible assets that are subject to amortization over the estimated useful life based on economic benefit, which is generally 5 years. All patent filing and defense costs are expensed as incurred, however to date these costs have not been significant.
Leases
The Company leases its facilities under cancelable and noncancelable operating leases. For leases that contain rent escalation or rent concessions provisions, the Company records the total rent expense during the lease term on a straight line basis over the term of the lease. The Company records the difference between the rent paid and the straight line rent as a deferred rent liability on the consolidated balance sheets.
Advertising Costs
The Company expenses all advertising costs as incurred.
Income Taxes
The Company accounts for income taxes in accordance with accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives. In addition, the Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that tax liability is greater than its original estimate. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

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
Foreign Currency Remeasurement
The functional currency of the Company and its subsidiaries is the U.S. dollar. For foreign operations, local currency denominated monetary assets and liabilities are remeasured at the period end exchange rates, and revenues, costs and expenses are remeasured at the average exchange rates during the fiscal year. Foreign exchange gains and losses have been immaterial to the Company’s results of operations to date.
Research and Development Costs
Research and development expenses are expensed as incurred and consist primarily of payroll and payroll-related costs and facilities costs. Research and development expenses associated with software development are expensed as incurred as our software is typically released to end customers immediately after technological feasibility has been established.
Earnings Per Share
The Company applies the two-class method for calculating and presenting earnings per share (“EPS”). Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing the amount of net income available to common stockholders outstanding plus income allocable to participating securities, to the extent they are dilutive, by the weighted average number of shares of common stock and potential dilutive shares outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common securities include outstanding stock options and restricted stock units.
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

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and any assets recognized from the costs to obtain or fulfill a contract. The guidance was to be effective for annual and interim reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, to December 15, 2017, to provide adequate time to effectively implement the new standard, though the early adoption as of the original effective date is allowed. The Company does not expect a material impact on revenue recognition as a result of implementing this new guidance.

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

In July 2015, the FASB issued an accounting standards update on simplifying the measurement of inventory. The updated guidance requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.
The guidance will be effective for the Company beginning July 1, 2017. The Company is currently assessing the impact of this new guidance.
NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
For certain of the Company’s financial instruments, including cash, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below. Additionally, as of June 30, 2015, we held $397.0 million of our $446.4 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we were to repatriate those amounts.
At June 30, 2015 and 2014 the Company had debt associated with Amended Credit Agreement and Original Credit Agreement, respectively, with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of June 30, 2015 and 2014, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	June 30, 2015				June 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Debt(1)	$97,500	$—	$97,500	$—	$72,254	$—	$72,254	$—
(1) Debt is carried at historical cost on the Company's consolidated balance sheet.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2015	2014	2013
Numerator:
Net income and comprehensive income	$129,663	$176,937	$80,490
Denominator:
Weighted-average shares used in computing basic net income per share	88,008	87,772	88,314
Add—dilutive potential common shares:
Stock options	1,392	1,696	1,803
Restricted stock units	169	247	142
Weighted-average shares used in computing diluted net income per share	89,569	89,715	90,259
Net income per share of common stock:
Basic	$1.47	$2.02	$0.91
Diluted	$1.45	$1.97	$0.89

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2015	2014	2013
Stock options	—	—	658
Restricted stock units	2	36	364
	2	36	1,022
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2015	2014
Finished goods	$39,986	$49,901
Raw materials	3,445	1,168
Provision for inventory obsolescence	(6,400)	(4,720)
	$37,031	$46,349

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2015	2014
Vendor deposits, net of reserves of $5,827 and $0, for fiscal 2015 and fiscal 2014, respectively	$19,998	$8,043
Other current assets	7,711	5,224
	$27,709	$13,267

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,
	2015	2014
Testing equipment	$4,816	$3,785
Computer and other equipment	4,458	1,019
Tooling equipment	4,073	2,898
Furniture and fixtures	1,239	973
Leasehold improvements	4,789	3,173
Software	3,268	521
Software in development	2,700	—
	25,343	12,369
Less: Accumulated depreciation	(9,741)	(5,109)
	$15,602	$7,260

Depreciation expense was $4.7 million, $2.6 million and $1.8 million in fiscal 2015, 2014 and 2013, respectively.

Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,
	2015	2014
Accrued compensation and benefits	$2,142	$3,432
Warranty accrual	2,750	2,850
Deferred revenue - short term	2,538	4,218
Customer deposits	63	1,835
Reserve for sales returns	1,227	—
Other accruals	6,450	3,548
	$15,170	$15,883
NOTE 6—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

Balance at June 30, 2013	$2,913
Accruals for warranties issued during the period	4,157
Settlements made during the period	(4,220)
Balance at June 30, 2014	2,850
Accruals for warranties issued during the period	3,643
Settlements made during the period	(3,743)
Balance at June 30, 2015	$2,750
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

During fiscal 2014, the Company made aggregate payments of $5.0 million against the Loan Agreement. At the time the Loan Agreement was retired in May 2014, the Company paid the remaining principal balance of $71.3 million.

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

During fiscal 2015, the Company made aggregate payments of $2.5 million against the Amended Credit Agreement. As of June 30, 2015, the Company has classified $10.0 million and $87.5 million of short term and long-term debt, respectively, on its consolidated balance sheet related to the Amended Credit Agreement.

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Debt payment obligations	$10,000	$11,250	$15,000	$15,000	$46,250	$—	$97,500
Interest payments on debt payment obligations	1,982	1,810	1,589	1,337	789	—	7,507
Total	$11,982	$13,060	$16,589	$16,337	$47,039	$—	$105,007
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2019.

At June 30, 2015, future minimum annual payments under operating leases are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$4,035	$2,851	$1,311	$244	$169	$—	$8,610

Rent expense under operating leases was $3.6 million, $2.3 million and $1.7 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded. The Company had inventory purchase obligations of $10.0 million as of June 30, 2015. Additionally, the Company has advanced outstanding payments to our contract manufacturers as of June 30, 2015 of $2.0 million.
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
Legal Matters
The Company may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Taking all of the above factors into account, the Company records an amount where it is probable that the Company will incur a loss and where that loss can be reasonably estimated. However, the Company’s estimates may be incorrect and the Company could ultimately incur more or less than the amounts initially recorded. The Company may also incur significant legal fees, which are expensed as incurred, in defending against these claims. The Company is not currently aware of any pending or threatened litigation that would have a material adverse effect on the Company's financial statements.

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California against Ubiquiti Networks, Inc., certain of its officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws. On January 30, 2013, the plaintiffs filed an amended consolidated complaint. On March 26, 2014, the court issued an order granting a motion to dismiss the complaint with leave to amend. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014, the court ordered the dismissal of the lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. On May 15, 2014, the plaintiffs filed a notice of appeal from the judgment of the court. The appeal is ongoing before the U.S. Court of Appeals for the Ninth Circuit. There can be no assurance that the Company will prevail in the appeal proceeding. The Company cannot currently estimate the possible loss or range of possible loss, if any, that it may experience in connection with this litigation.
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
NOTE 9—COMMON STOCK AND TREASURY STOCK

As of June 30, 2015 and 2014, the authorized capital of the Company included 500,000,000 shares of common stock. As of June 30, 2015 and 2014, 87,413,777 and 88,179,448 shares of common stock were outstanding, respectively.

Treasury Stock Retirement
In February 2015, we retired 44,768,739 shares of the Company's treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of $138.9 million. The Company’s policy upon the formal retirement of treasury stock is to reflect the excess over par value as a deduction from Additional Paid-in Capital until the balance is reduced to zero, then the Company records any additional excess directly to retained earnings.
Common Stock Repurchases
On May 29, 2014, the Board of Directors authorized the Company to repurchase up to an additional $75.0 million of its common stock. All common stock repurchased by the Company is immediately retired, and is recorded consistent with the treasury stock policy discussed above. The share repurchase program commenced on June 2, 2014. The share repurchase program has been funded from existing cash on hand. During fiscal 2015, the company repurchased 1,195,497 shares of its common stock at an average price per share of $29.02 for an aggregate amount of $34.7 million. In December 2014, the Company repurchased 529,779 shares of its common stock at an average price per share of $28.29 for an aggregate amount of $15.0 million.  During May 2015, the Company repurchased 665,718 shares of its common stock at an average price per share of $29.59 for an aggregate amount of $19.7 million.  The share repurchase program was terminated on June 8, 2015.

Effective August 7, 2015, the Board of Directors of the Company approved a $100 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $100 million of its common stock. The plan expires on June 30, 2016.

Dividend Distribution
On September 30, 2014, the Company announced that its Board of Directors had approved an annual dividend. The Company declared the dividend of $0.17 per share on September 30, 2014. The aggregate amount of $15.0 million was paid on October 28, 2014 to stockholders of record on October 17, 2014. The Company currently has no plans to pay a cash dividend at this time or at any time in the foreseeable future.
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

NOTE 10—STOCK BASED COMPENSATION
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
The maximum aggregate number of shares that may be awarded under the 2010 Plan as of June 30, 2015 was 8,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2005 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan that are forfeited to (but not repurchased by) the Company.
The 2010 Plan is administered by the Company's Board of Directors or a committee of the Company’s Board of Directors. Subject to the terms and conditions of the 2010 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2010 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2010 Plan. Options and RSUs generally vest over a four year period from the date of grant and generally expire five to ten years from the date of grant. The terms of the 2010 Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.
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
As of June 30, 2015, the Company had 9,993,423 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2015, 2014 and 2013 (in thousands):

	Years Ended Years Ended June 30,
	2015	2014	2013
Cost of sales	$601	$590	$446
Research and development	2,854	2,423	1,433
Sales, general and administrative	1,537	1,893	1,497
	$4,992	$4,906	$3,376

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2015, 2014 and 2013:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2012	3,347,445	$1.45	6.62	$42,920
Granted	683,500	11.29
Exercised	(266,558)	2.39
Forfeitures and cancellations	(150,125)	5.68
Balance, June 30, 2013	3,614,262	$3.07	6.17	$52,330
Exercised	(849,635)	2.46
Forfeitures and cancellations	(107,485)	10.55
Balance, June 30, 2014	2,657,142	$2.96	5.11	$112,215
Exercised	(299,034)	$5.64
Forfeitures and cancellations	(56,964)	$12.14
Balance, June 30, 2015	2,301,144	$2.38	3.82	$67,969
Vested and expected to vest as of June 30, 2015	2,295,811	$2.36	3.81	$67,860
Vested and exercisable as of June 30, 2015	2,167,482	$1.83	3.60	$65,224
Additional information regarding options outstanding as of June 30, 2015 is as follows (in thousands, except weighted average exercise price amounts and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 - $1.91	1,654,160	2.76	$0.05	1,654,160	$0.05
$1.92 - $10.76	292,352	5.53	4.49	291,828	4.49
$10.77 - $11.74	260,250	7.37	10.77	161,496	10.77
$11.75 - $18.48	87,788	7.32	13.17	54,377	13.29
$18.49 - $19.98	3,907	6.47	18.55	3,301	18.55
$19.99 - $26.28	2,687	5.48	21.55	2,320	21.55
$0.01 – $26.28	2,301,144	3.82	$2.38	2,167,482	$1.83
During fiscal 2015 and 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $9.2 million, $30.5 million, and $3.4 million, respectively, as determined as of the date of option exercise.

As of June 30, 2015, the Company had unrecognized compensation cost of $695,000 related to stock options which the Company expects to recognize over a weighted-average period of 1.4 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any stock options during fiscal 2015 or fiscal 2014. For fiscal 2013 the fair value of employee stock options was estimated using the following weighted average assumptions:

Year Ended June 30, 2013
Expected term	6.1 years
Expected volatility	52%
Risk-free interest rate	0.9%
Expected dividend yield	—
Weighted average grant date fair value	$5.57
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
Cash received from stock option exercises during the fiscal 2015, 2014 and 2013 was $1.7 million, $2.1 million and $635,000, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2012	453,620	$9.42
RSUs granted	656,500	14.11
RSUs vested	(70,512)	14.14
RSUs canceled	(294,702)	5.29
Non-vested RSUs, June 30, 2013	744,906	$14.74
RSUs granted	209,032	37.87
RSUs vested	(170,197)	15.59
RSUs canceled	(234,039)	16.18
Non-vested RSUs, June 30, 2014	549,702	$22.65
RSUs granted	182,865	32.47
RSUs vested	(182,507)	21.27
RSUs canceled	(149,425)	24.84
Non-vested RSUs, June 30, 2015	400,635	26.95
The intrinsic value of RSUs vested in fiscal 2015, 2014 and 2013 was $6.4 million, $6.1 million and $1.0 million, respectively. The total intrinsic value of all outstanding RSUs was $12.8 million as of June 30, 2015.
As of June 30, 2015, there was unrecognized compensation costs related to RSUs of $8.0 million which the Company expects to recognize over a weighted average period of 2.9 years.
NOTE 11—INCOME TAXES
For financial reporting purposes, the components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2015	2014	2013
Domestic	$44,743	$44,551	$17,860
Foreign	101,005	150,060	73,893
	$145,748	$194,611	$91,753

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2015	2014	2013
Current
Foreign	$909	$2,451	$1,790
Federal	15,786	16,516	8,515
State	299	109	581
Current tax expense	16,994	19,076	10,886
Deferred
Foreign	—	—	—
Federal	(856)	(1,507)	(130)
State	(53)	105	507
Deferred tax expense	(909)	(1,402)	377
Provision for income taxes	$16,085	$17,674	$11,263

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30,
	2015	2014
Deferred tax assets
Reserves and Allowances	$836	$200
Stock-based compensation	1,168	1,038
Accrued expenses	446	455
Research and development credits	595	345
State tax	824	570
Other	399	353
Total deferred tax assets	4,268	2,961
Deferred tax liabilities
Basis difference for fixed assets	(623)	(477)
Other	—	—
Total deferred tax liabilities	(623)	(477)
Valuation allowance	(595)	(345)
Net deferred tax assets	$3,050	$2,139

As of June 30, 2015, the Company had California research tax credit carry-forwards, net of ASC 740-10 unrecognized tax benefits, of approximately $1.4 million. The California research credits can be carried forward indefinitely.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In the fourth quarter of fiscal 2014, the Company determined that it is more likely than not that our deferred tax asset for California research credits will not be realized as for the foreseeable future the Company is expecting to generate credits in excess of its ability to use such attributes. As a result, the Company has provided a valuation allowance of $595,000 for the amount of California deferred tax assets that may not be realized as of June 30, 2015.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of June 30, 2015, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by approximately $495,000 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended June 30,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Stock-based compensation	0.6	0.4	0.8
State tax expense	0.1	—	0.7
Tax rate differential, foreign income	(23.2)	(25.3)	(24.2)
Federal research and development credits	(1.1)	(0.3)	(0.4)
Other permanent items	(0.4)	(0.7)	0.4
Effective tax rate	11.0%	9.1%	12.3%
The Company’s effective tax rate increased to 11.0% for fiscal 2015 as compared to 9.1% for fiscal 2014. The higher effective tax rate in fiscal 2015 was primarily attributable to increased sales in the United States and the decreased profit before taxes of Hong Kong due to the $39.1 million BEC fraud loss, which decreased the tax benefit from foreign tax rate differential. The Company had increased foreign operations in fiscal 2014 as compared to fiscal 2013, which resulted in the generation more income on a comparative year over year basis in foreign jurisdictions that have lower tax rates than the U.S.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of June 30, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately

$443.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company's provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2015 2014 and 2013 consists of the following (in thousands):

	Years Ended June 30,
	2015	2014	2013
	(In thousands)
Unrecognized benefit—beginning of period	$14,914	$11,455	$7,825
Gross increases—current year tax positions	4,960	3,871	3,806
Gross increases (decreases)—prior year tax positions	—	(213)	(176)
Gross decreases - prior year tax positions due to statue lapse	(284)	(199)	—
Unrecognized benefit—end of period	$19,590	$14,914	$11,455
Included in the gross unrecognized tax benefits balance as of June 30, 2015 are $18.6 million of tax positions which would affect income tax expense if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2015, the Company had $1.2 million accrued interest related to uncertain tax matters. The Company does not expect its unrecognized tax benefits as of June 30, 2015 will materially change within the next 12 months. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. Tax years 2012 through 2015 are subject to examination by the U.S. federal tax authorities. Tax years 2010 through 2014 are subject to examination by the state tax authorities. Tax years 2010 through 2015 are generally subject to examination by certain foreign tax authorities. There are no income tax examinations currently in process.
NOTE 12—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Management has determined that the Company operates as one reportable and operating segment as the Company's Chief Executive Officer, who is the Company's chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a segment basis. Furthermore, the Company does not organize or report its costs on a segment basis.
Revenue
Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2015		2014		2013
Service Provider Technology	$418,021	70%	$450,663	79%	$285,390	89%
Enterprise Technology	177,926	30%	121,801	21%	35,433	11%
Total revenues	$595,947	100%	$572,464	100%	$320,823	100%

Revenues by geography based on customer's ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2015		2014		2013
North America(1)	$197,693	33%	$142,438	25%	$84,820	26%
South America	97,118	16%	109,584	19%	65,764	21%
Europe, the Middle East and Africa	234,383	40%	247,009	43%	127,860	40%
Asia Pacific	66,753	11%	73,433	13%	42,379	13%
Total revenues	$595,947	100%	$572,464	100%	$320,823	100%

(1)	Revenue for the United States was $187.3 million, $136.6 million and $80.6 million for fiscal 2015, 2014 and 2013, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2015	2014	2013	2015	2014
Flytec Computers, Inc.	*	13%	13%	*	13%
Streakwave Wireless, Inc.	*	*	*	13%	12%
P.W. Batna Magdalena Mucha	*	*	*	12%	12%
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s Chief Executive Officer, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $434,000 and $258,000 in expenses pursuant to the Aircraft Lease Agreement during fiscal 2015 and fiscal 2014, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
In June 2015, the Company determined that it was the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $8.1 million. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of 2015, including additional expenses consisting of professional service fees associated with the fraud loss.

An additional $6.8 million of the amounts transferred are currently subject to legal injunction and reasonably expected to be recovered by the Company in due course. The Company is continuing to pursue the recovery of the remaining $31.8 million and is cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation.

NOTE 15—SUPPLEMENTARY DATA (UNAUDITED)
The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2015 and 2014. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2015
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$150,087	$153,137	$147,456	$145,267
Gross profit	61,051	69,021	65,977	66,138
Income from operations(1)	43,634	50,723	45,231	7,290
Net income and comprehensive income	37,743	46,265	41,137	4,518
Net income per share of common stock:
Basic	$0.43	$0.52	$0.47	$0.05
Diluted	$0.42	$0.52	$0.46	$0.05
	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$129,687	$138,439	$148,331	$156,007
Gross profit	58,023	60,971	65,612	68,861
Income from operations	45,896	47,120	50,135	52,794
Net income and comprehensive income	40,528	41,792	45,199	49,418
Net income per share of common stock:
Basic	$0.46	$0.48	$0.51	$0.56
Diluted	$0.45	$0.47	$0.50	$0.55
(1) During the fourth quarter of fiscal 2015, the Company experienced a BEC fraud loss. For further details, see Note 14.

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Networks, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Executive Employment Agreement between the Company and Craig Foster, effective March 4, 2013.	8-K	10.1	March 8, 2013

10.6#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

10.7	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.8	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.9	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.10†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.11	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.12	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.13	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.14	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.15	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (contained in the signature page to this Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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