Form 10-Q
period 2015-09-30
Ubiquiti Networks, Inc.
filed 2015-11-05
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of November 2, 2015, 84,585,639 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$436,080	$446,401
Accounts receivable, net of allowance for doubtful accounts of $1,071 at September 30, 2015 and June 30, 2015	63,585	66,104
Inventories	30,694	37,031
Vendor deposits	19,052	19,998
Current deferred tax asset	1,535	1,535
Prepaid income taxes	—	2,566
Prepaid expenses and other current assets	13,641	7,711
Total current assets	564,587	581,346
Property and equipment, net	15,755	15,602
Long-term deferred tax asset	1,538	1,515
Other long-term assets	2,020	2,109
Total assets	$583,900	$600,572
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,129	$43,856
Income taxes payable	2,065	1,108
Debt - short-term	10,000	10,000
Other current liabilities	28,101	15,170
Total current liabilities	63,295	70,134
Long-term taxes payable	20,867	19,810
Debt - long-term	85,000	87,500
Deferred revenues - long-term	1,005	974
Total liabilities	170,167	178,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 500,000,000 shares authorized:
85,635,097 and 87,413,777 outstanding at September 30, 2015 and June 30, 2015, respectively	82	87
Additional paid–in capital	—	—
Retained earnings	413,651	422,067
Total stockholders’ equity	413,733	422,154
Total liabilities and stockholders’ equity	$583,900	$600,572
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues	$151,415	$150,087
Cost of revenues	77,911	89,036
Gross profit	73,504	61,051
Operating expenses:
Research and development	13,561	11,721
Sales, general and administrative	8,142	5,696
Business e-mail compromise ("BEC") fraud loss/(recovery)	(8,034)	—
Total operating expenses	13,669	17,417
Income from operations	59,835	43,634
Interest expense and other, net	(116)	(58)
Income before provision for income taxes	59,719	43,576
Provision for income taxes	5,960	5,833
Net income and comprehensive income	$53,759	$37,743
Net income per share of common stock:
Basic	$0.62	$0.43
Diluted	$0.61	$0.42
Weighted average shares used in computing net income per share of common stock:
Basic	87,062	88,240
Diluted	88,465	89,913
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$53,759	$37,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,617	880
Inventory write-down	1,091	695
Provision for loss on vendor deposits	5	5,500
Excess tax benefit from employee stock-based awards	(333)	(782)
Stock-based compensation	1,027	1,372
Other adjustments	122	106
Changes in operating assets and liabilities:
Accounts receivable	2,519	(11,110)
Inventories	5,229	6,907
Deferred cost of revenues	—	(509)
Prepaid income taxes	2,566	3,256
Prepaid expenses, vendor deposits and other assets	(5,020)	(13,410)
Accounts payable	(20,546)	5,018
Income taxes payable	2,347	2,574
Deferred revenues	109	1,311
Accrued liabilities and other current liabilities	3,235	7,391
Net cash provided by operating activities	47,727	46,942
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(1,830)	(3,461)
Net cash used in investing activities	(1,830)	(3,461)
Cash Flows from Financing Activities:
Repayment of debt	(2,500)	—
Repurchases of common stock	(53,818)	—
Proceeds from exercise of stock options	301	456
Excess tax benefit from employee stock-based awards	333	782
Tax withholdings related to net share settlements of restricted stock units	(534)	(800)
Net cash provided by (used in) financing activities	(56,218)	438
Net increase (decrease) in cash and cash equivalents	(10,321)	43,919
Cash and cash equivalents at beginning of period	446,401	347,097
Cash and cash equivalents at end of period	$436,080	$391,016
Non-Cash Financing Activities:
Unpaid cash dividend	$—	$15,000
Unpaid stock repurchases	$9,488	$—
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Networks, Inc. was incorporated in the State of California in 2003 as Pera Networks, Inc. In 2005 Pera Networks, Inc. changed its name to Ubiquiti Networks, Inc. and commenced its current operations. In June 2010, Ubiquiti Networks, Inc. was re-incorporated in Delaware.
Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers and enterprises.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2016 is referred to as “fiscal 2016” and the fiscal year ended June 30, 2015 is referred to as “fiscal 2015.”
Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. This information reflects all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2015 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2015 (the “Annual Report”). The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2015 included in the Annual Report. Except as noted below, there have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.
Capitalized Manufacturing Overhead Costs
In fiscal 2016, the Company began capitalizing manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and materials costs related to inventory produced but not sold during the period. During the three months ended September 30, 2015, the Company capitalized $944 thousand of manufacturing overhead costs, which are included in inventory on the Company’s condensed consolidated balance sheet as of September 30, 2015.
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

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and any assets recognized from the costs to obtain or fulfill a contract. The guidance was initially effective for annual and interim reporting periods beginning after December 15, 2016. However, in April 2015, the FASB issued a proposal to defer the effective date by one year, to December 15, 2017, to provide adequate time to effectively implement the new standard. The Company does not anticipate that the new guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued an accounting standard update on simplifying the presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The guidance will be effective for the Company beginning July 1, 2016. The guidance will result only in a reclassification on the Company’s balance sheet and is not expected to have any effect on the Company’s operating results.

Additionally, in July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11 which explains how the Accounting Standards Codification will be updated to simplify the measurement of inventory costs. The updated guidance requires that inventory be valued at the lower of cost or net realizable value. This differs from current guidance which requires that inventory be valued at the lower of cost or market, where market can be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The guidance will be effective for the Company beginning July 1, 2016. We do not anticipate that this guidance will have a material impact on the presentation of the Company’s consolidated financial statements.
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
For certain of the Company’s financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Additionally, as of September 30, 2015, we held $410.1 million of our $436.1 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we would incur significant tax liabilities if we were to repatriate those amounts.
At September 30, 2015 and June 30, 2015 the Company had debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of September 30, 2015 and June 30, 2015, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	September 30, 2015				June 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$95,000	$—	$95,000	$—	$97,500	$—	$97,500	$—

NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2015	2014
Numerator:
Net income and comprehensive income	$53,759	$37,743
Denominator:
Weighted-average shares used in computing basic net income per share	87,062	88,240
Add—dilutive potential common shares:
Stock options	1,302	1,481
Restricted stock units	101	192
Weighted-average shares used in computing diluted net income per share	88,465	89,913
Net income per share of common stock:
Basic	$0.62	$0.43
Diluted	$0.61	$0.42

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been antidilutive for the period (in thousands):

	Three Months Ended September 30,
	2015	2014
Restricted stock units	39	2
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
Finished goods	$29,702	$35,848
Raw materials	992	1,183
	$30,694	$37,031

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
BEC recovery receivable	$5,981	$1,376
Other current assets	7,660	6,335
	$13,641	$7,711

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
Testing equipment	$5,156	$4,816
Computer and other equipment	4,523	4,458
Tooling equipment	4,273	4,073
Furniture and fixtures	1,263	1,239
Leasehold improvements	4,836	4,789
Software	3,268	3,268
Internal-use software in development (1)	3,624	2,700
Construction in progress	40	—
	26,983	25,343
Less: Accumulated depreciation and amortization (2)	(11,228)	(9,741)
	$15,755	$15,602
(1) - $924 thousand was capitalized in the first quarter of fiscal 2016 for internal-use software development.
(2) - Depreciation expense was $1.49 million in the first quarter of fiscal 2016.

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
Intangible assets, net (1)	$518	$575
Debt issuance costs, net (2)	878	943
Other long-term assets	624	591
	$2,020	$2,109
(1) - Accumulated amortization was $755 thousand and $690 thousand as of September 30, 2015 and June 30, 2015, respectively.
(2) - Accumulated amortization was $148 thousand and $84 thousand as of September 30, 2015 and June 30, 2015, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
Accrued expenses	$7,862	$5,540
Accrued compensation and benefits	2,308	2,142
Warranty accrual	2,155	2,750
Deferred revenue - short term	2,617	2,538
Customer deposits	1,121	63
Reserve for sales returns	1,355	1,227
Other payables	10,683	910
	$28,101	$15,170
NOTE 6—ACCRUED WARRANTY
The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations within cost of revenues. The warranties are typically in effect for twelve months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical factors including product failure rates, material usage, and service delivery cost incurred in replacing products. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Beginning balance	$2,750	$2,850
Accruals for warranties issued during the period	120	788
Settlements made during the period	(715)	(788)
	$2,155	$2,850
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

On May 5, 2014, Ubiquiti Networks, Inc. and certain of its subsidiaries entered into a credit agreement (the “Original Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provided for a $150.0 million senior secured revolving credit facility, with an option to request an increase in the amount of the credit facility by up to an additional $50.0 million (any such increase to be in each lender’s sole discretion). Proceeds from borrowings under the Original Credit Agreement were used to repay the Loan Agreement in full.

On March 3, 2015, Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated the Original Credit Agreement (the "Amended Credit Agreement") with Wells Fargo, the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. The Amended Credit Agreement provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility (collectively, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion), and matures on March 3, 2020. The $100.0 million term loan facility of the Amended Credit Agreement was fully drawn at closing, and $72.3 million was used to repay the outstanding balance under the Original Credit Agreement. As of September 30, 2015, $95 million was outstanding on the term loan and $0 on the revolver. Subsequent to September 30, 2015, the Company drew $33 million on the revolver.

The revolving credit facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities replaced the Company’s $150.0 million senior secured revolving credit facility under the Original Credit Agreement. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 3, 2020, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 2.50% of the original principal amount of the term loan until March 31, 2017, thereafter increasing to 3.75% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty. Revolving and term loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

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

The obligations of Ubiquiti Networks, Inc. and certain domestic subsidiaries, if any, under the Amended Credit Agreement are required to be guaranteed by such domestic subsidiaries (the "Domestic Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Networks, Inc. and the Domestic Guarantors. The obligations of the Cayman Borrower and certain foreign subsidiaries under the Amended Credit Agreement are required to be guaranteed by certain domestic and material foreign subsidiaries (the "Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of the Cayman Borrower and the Guarantors.
During the three months ended September 30, 2015, the Company made a payment of $2.9 million against the term loan facility balance under the Amended Credit Agreement, of which $2.5 million was a repayment of principal and $444 thousand was payment of interest. As of September 30, 2015, the Company has classified $10.0 million and $85.0 million as short-term and long-term debt, respectively, on its consolidated balance sheet related to the term loan facility under the Amended Credit Agreement.
On September 2, 2015, the Company accessed a letter of credit under its revolving credit facility in the amount of $237 thousand for the benefit of the landlord pursuant to a new lease of office space. The landlord can draw against the letter of credit in the event of default by the Company. The letter of credit expires on September 2, 2016, subject to automatic renewal for additional one-year periods.
The following table summarizes our estimated debt and interest payment obligations as of September 30, 2015 for the remainder of fiscal 2016 and future fiscal years (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Debt payment obligations	$7,500	$11,250	$15,000	$15,000	$46,250	$—	$95,000
Interest and other payments on debt payment obligations	1,521	1,893	1,659	1,392	818	—	7,283
Total	$9,021	$13,143	$16,659	$16,392	$47,068	$—	$102,283
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through 2021.
At September 30, 2015, future minimum annual payments under operating leases for the remainder of fiscal 2016 and future fiscal years are as follows (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$3,309	$3,349	$1,792	$718	$642	$79	$9,889
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability, and to date, no significant accruals have been recorded. The Company had inventory purchase obligations of $11.6 million as of September 30, 2015.
Other Obligations
The Company had other obligations of $6.1 million as of September 30, 2015, which consisted primarily of commitments related to research and development projects.
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
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of September 30, 2015 and June 30, 2015, the authorized capital of the Company included 500,000,000 shares of common stock. As of September 30, 2015 and June 30, 2015, there were 85,635,097 and 87,413,777 shares of common stock outstanding, respectively.

Common Stock Repurchases

Effective August 7, 2015, the Board of Directors approved a $100 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $100 million of its common stock. All common stock repurchased by the Company is immediately retired. Upon retirement, the excess over par value is recorded as a reduction in Additional Paid-in Capital until the balance is reduced to zero, with any additional excess recorded to Retained Earnings. Through September 30, 2015, the share repurchase program was funded from existing cash on hand.  Subsequent to the first quarter of fiscal 2016, the program was also funded in part with draws on the revolving credit facility of the Amended Credit Agreement. In the first quarter of fiscal 2016, the Company repurchased 1,872,469 shares of its common stock at an average price per share of $33.79 for an aggregate amount of $63.3 million. This included unpaid stock repurchases of $9.5 million relating to repurchases executed on or prior to September 30, 2015 for trades that settled after September 30, 2015. Of the

$63.3 million of repurchases and retirements, $1.1 million was recorded against Additional Paid-in Capital and $62.2 million to Retained Earnings. Subsequent to September 30, 2015, the Company repurchased an additional 1,074,749 shares, extinguishing the full $100 million of availability under this stock repurchase program.

Effective November 6, 2015, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The plan expires on September 30, 2016.

Dividend Distribution
On September 30, 2014, the Company announced that its Board of Directors had approved an annual dividend. The Company declared a dividend of $0.17 per share on September 30, 2014. The aggregate amount of $15.0 million was paid on October 28, 2014 to stockholders of record on October 17, 2014. The Company currently has no plans to pay a cash dividend at this time or at any time in the foreseeable future.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2015, the Company had 10,010,302 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Cost of sales	$113	$149
Research and development	624	825
Sales, general and administrative	290	398
	$1,027	$1,372
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2015:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2015	2,301,144	$2.38
Exercised	(52,452)	5.84
Forfeitures and cancellations	(448)	25.47
Balance, September 30, 2015	2,248,244	2.30	3.49	$71,027
Vested and expected to vest as of September 30, 2015	2,244,333	$2.28	3.49	$70,940
Vested and exercisable as of September 30, 2015	2,143,271	$1.85	3.32	$68,663
During the three months ended September 30, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.5 million and $4.9 million, respectively, as determined as of the date of option exercise.

As of September 30, 2015, the Company had unrecognized compensation costs of $0.5 million related to stock options which the Company expects to recognize over a weighted-average period of 1.2 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three months ended September 30, 2015 and 2014.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2015	400,635	$26.95
RSUs granted	43,650	32.92
RSUs vested	(57,542)	19.43
RSUs canceled	(43,876)	31.37
Non-vested RSUs, September 30, 2015	342,867	$28.41
The intrinsic value of RSUs vested in the three months ended September 30, 2015 and 2014 was $1.9 million and $2.7 million, respectively.
As of September 30, 2015, there were unrecognized compensation costs related to RSUs of $7.2 million which the Company expects to recognize over a weighted average period of three years.
NOTE 11—INCOME TAXES
As of September 30, 2015, the Company had approximately $20.6 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At September 30, 2015, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded a net increase of its unrecognized tax benefits of $1.0 million for the three months ended September 30, 2015. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded a tax provision of $6.0 million for the three months ended September 30, 2015. The Company’s estimated fiscal 2016 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax filings from fiscal 2010 and onwards could be subject to examinations by tax authorities.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its potential impact on Ubiquiti and concluded that no adjustment to the condensed consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
NOTE 12—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Management has determined that the Company operates as one reportable and operating segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker. Furthermore, the Company does not organize or report its costs on a segment basis. The Company presents its revenues by product type in two primary categories, including Service Provider Technology and Enterprise Technology.

•
Service Provider Technology includes the Company’s airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products in the 0.9 to 6.0GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes revenues that are attributable to post contract support ("PCS").

•
Enterprise Technology includes the Company’s UniFi and mFi platforms, including Unifi Access Point ("UAP") products, Unifi Video products, Unifi Voice Over IP ("VOIP") phones and Unifi switch products.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014
Service Provider Technology	$103,399	68%	$107,271	71%
Enterprise Technology	48,016	32%	42,816	29%
Total revenues	$151,415	100%	$150,087	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014
North America (1)	$53,234	35%	$53,582	35%
South America	22,148	15%	31,134	21%
Europe, the Middle East and Africa	60,503	40%	50,607	34%
Asia Pacific	15,530	10%	14,764	10%
Total revenues	$151,415	100%	$150,087	100%

(1)	Revenue for the United States was $50.6 million and $52.0 million for the three months ended September 30, 2015 and 2014, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2015	2014	2015	2015
Customer A	*	10%	*	*
Customer B	*	*	12%	13%
Customer C	*	*	10%	12%
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $213 thousand in expenses pursuant to the Aircraft Lease Agreement during the three months ended September 30, 2015.  All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
As disclosed in Note 14 of the Annual Report, in June 2015 the Company determined that it was the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. As of June 30, 2015, the Company had recovered $8.1 million. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. During the three months ended September 30, 2015, the Company secured a court order for an additional recovery of $8.6 million. As a result, the Company recorded a net recovery of $8.0 million in the first quarter of fiscal 2016, comprised of the $8.6 million recovery less $564 thousand of professional service fees associated with the recovery. As of September 30, 2015, $6.0 million of the $8.6 million recovery was recorded as receivable.

The Company is continuing to pursue the recovery of the remaining $30.0 million and is cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. Any additional recoveries cannot be assured.
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

Overview
Ubiquiti Networks, Inc. develops high performance networking technology for service providers and enterprises. Our technology platforms focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model has enabled us to break down traditional barriers, such as high product and network deployment costs, and offer solutions with disruptive price-performance characteristics. This differentiated business model, combined with our innovative proprietary technologies, has resulted in an attractive alternative to traditional high touch, high cost providers, allowing us to advance the market adoption of our platforms for ubiquitous connectivity.
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

•
Scalable sales and marketing model. We do not currently have, nor do we plan to hire, a direct sales force, but instead utilize the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated, viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness for our brand and products. Word of mouth referrals from the Ubiquiti Community generate high quality leads for our distributors at relatively little cost.

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

•
Service Provider Technology includes our airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE. Additionally, Service Provider Technology includes antennas and other products in the 0.9 to 6.0GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes revenues that are attributable to PCS.

•	Enterprise Technology includes our UniFi and mFi platforms, including UAP products, Unifi Video Products, Unifi VOIP phones and Unifi switches.
We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and Original Equipment Manufacturers ("OEMs"). Sales to distributors accounted for 98% of our revenues in the three months ended September 30, 2015.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and chipsets that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs associated with engineering, including salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty fees, logistics fees and excess and obsolete inventory.
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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors, including changes in product mix, target end markets for our products, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs to us, which could have a material impact on our future average selling prices and unit costs.
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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of September 30, 2015 and June 30, 2015, we had deferred revenues of $3.6 million and $3.5 million, respectively, related to these obligations.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, and there have been no material changes that have not been disclosed in Note 2 herein.

Results of Operations
Comparison of Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015		2014
	(In thousands, except percentages)
Revenues	$151,415	100%	$150,087	100%
Cost of revenues (1)(2)(3)	77,911	51%	89,036	59%
Gross profit	73,504	49%	61,051	41%
Operating expenses:
Research and development (1)	13,561	9%	11,721	8%
Sales, general and administrative (1)	8,142	5%	5,696	4%
Business e-mail compromise ("BEC") fraud loss/(recovery)	(8,034)	(5)%	—	*
Total operating expenses	13,669	9%	17,417	12%
Income from operations	59,835	40%	43,634	29%
Interest expense and other, net	(116)	*	(58)	*
Income before provision for income taxes	59,719	39%	43,576	29%
Provision for income taxes	5,960	4%	5,833	4%
Net income and comprehensive income	$53,759	36%	$37,743	25%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$113		$149
Research and development	624		825
Sales, general and administrative	290		398
Total stock-based compensation	$1,027		$1,372
(2) Includes purchase commitment termination fee	$—		$5,500
(3) Includes benefit of implementing overhead capitalization	$(944)		$—
Revenues
Total revenues increased $1.3 million, or 1%, from $150.1 million in the three months ended September 30, 2014 to $151.4 million in the three months ended September 30, 2015. We believe the overall increase in revenues during the three months ended September 30, 2015 was driven by increased adoption of our enterprise technologies, partially offset by a decrease in sales of our service provider technologies due to lower demand in South America as a result of the strength of the U.S. Dollar during the fiscal quarter as compared to some of the currencies in this region. Our average selling prices across all our product platforms remained relatively stable, decreasing by less than 5% year-over-year.
Revenues by Product Type

	Three Months Ended September 30,
	2015		2014
	(in thousands, except percentages)
Service Provider Technology	$103,399	68%	$107,271	71%
Enterprise Technology	48,016	32%	42,816	29%
Total revenues	$151,415	100%	$150,087	100%

Revenues from Service Provider Technologies decreased $3.9 million, or 4%, from $107.3 million in the three months ended September 30, 2014 to $103.4 million in the three months ended September 30, 2015. Decreases in South America revenues drove the overall decrease in revenue for Service Provider Technologies.

Enterprise Technology revenues increased $5.2 million, or 12% from $42.8 million in the three months ended September 30, 2014 to $48.0 million in the three months ended September 30, 2015. The increase in Enterprise Technology revenues during the three months ended September 30, 2015 was due primarily to continued product expansion and further adoption of our UniFi technology platform in the EMEA region.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014
North America (1)	$53,234	35%	$53,582	35%
South America	22,148	15%	31,134	21%
Europe, the Middle East and Africa	60,503	40%	50,607	34%
Asia Pacific	15,530	10%	14,764	10%
Total revenues	$151,415	100%	$150,087	100%

(1)	Revenue for the United States was $50.6 million and $52.0 million for the three months ended September 30, 2015 and 2014, respectively.
North America
Revenues in North America remained relatively flat overall, decreasing $0.4 million, or 1%, from $53.6 million in the three months ended September 30, 2014 to $53.2 million in the three months ended September 30, 2015.
South America
Revenues in South America decreased $9.0 million, or 29%, from $31.1 million in the three months ended September 30, 2014 to $22.1 million in the three months ended September 30, 2015. We believe the decrease in revenues in South America in the three months ended September 30, 2015 as compared to the same period in the prior year was primarily due to decreased demand for our Service Provider Technologies due in part to economic instability and partially as a result of a strong U.S. Dollar.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $9.9 million, or 20%, from $50.6 million in the three months ended September 30, 2014 to $60.5 million in the three months ended September 30, 2015. The increase in revenues in EMEA in the three months ended September 30, 2015 as compared to the same period in the prior year was primarily due to increased demand for both our Service Provider and Enterprise Technologies.
Asia Pacific
Revenues in the Asia Pacific region remained relatively flat overall, increasing $0.7 million, or 5%, from $14.8 million for the three months ended September 30, 2014 to $15.5 million for the three months ended September 30, 2015.
Cost of Revenues and Gross Profit
Cost of revenues decreased $11.1 million, or 12%, from $89.0 million in the three months ended September 30, 2014 to $77.9 million in the three months ended September 30, 2015. The primary driver of the decrease in cost of revenues for the three months ended September 30, 2015 was due to overall product mix. The decrease in cost of revenues for the current period compared to the three month period ended September 30, 2014 was also driven by a non-recurring charge associated with a termination fee of $5.5 million for the cancellation of a purchase commitment during the prior three months ended September 30, 2014. Additionally, as discussed further in Note 2, the Company capitalized approximately $944 thousand for manufacturing overhead related to inventory produced but not sold during the three months ended September 30, 2015, which had the effect of reducing costs of revenues for the quarter.
Gross profit increased to 49% in the three months ended September 30, 2015 compared to 41% in the three months ended September 30, 2014. The increase in gross profit during the three months ended September 30, 2015 was primarily due to changes in product mix in addition to the adjustments discussed above.
Operating Expenses

Research and Development
Research and development ("R&D") expenses increased $1.9 million, or 16%, from $11.7 million in the three months ended September 30, 2014 to $13.6 million in the three months ended September 30, 2015. As a percentage of revenues, research and development expenses increased from 8% in the three months ended September 30, 2014 to 9% in the three months ended September 30, 2015. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due to increases in headcount to support our strategy as we broadened our research and development activities to new product areas and certain one-time costs incurred for IP purchased for use in our products. Over time, we expect our research and development costs to increase in absolute dollars as we continue making investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $2.4 million, or 42%, from $5.7 million in the three months ended September 30, 2014 to $8.1 million in the three months ended September 30, 2015. As a percentage of revenues, sales, general and administrative expenses increased from 4% in the three months ended September 30, 2014 to 5% in the three months ended September 30, 2015. The increase primarily relates to interim management and advisory services to remediate internal control weaknesses as disclosed in the Annual Report.
Provision for Income Taxes
Our provision for income taxes increased $0.2 million, or 3%, from $5.8 million for the three months ended September 30, 2014 to $6.0 million for the three months ended September 30, 2015. Our effective tax rate decreased to 10% for the three months ended September 30, 2015 as compared to 13% for the three months ended September 30, 2014. The lower effective tax rate in the three months ended September 30, 2015 was primarily due to an increased percentage of our overall profitability occurring in foreign jurisdictions, which have lower income tax rates. This increase in the percentage of profits in foreign jurisdictions was driven in part by product mix and in part by the BEC recovery (See Note 14).
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents decreased from $446.4 million at June 30, 2015 to $436.1 million at September 30, 2015.
Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$47,727	$46,942
Net cash used in investing activities	(1,830)	(3,461)
Net cash provided by (used in) financing activities	(56,218)	438
Net increase (decrease) in cash and cash equivalents	$(10,321)	$43,919
Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2015 of $47.7 million consisted primarily of net income of $53.8 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $9.6 million. These changes consisted primarily of a $5.0 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers, a $2.5 million decrease in accounts receivable due to increased collections during the period, a $17.3 million decrease in accounts payable and accrued liabilities due primarily to an acceleration of payments in advance of a major holiday, a $0.1 million increase in deferred revenue due to additional PCS revenue deferrals during the period, a $2.6 million decrease in prepaid taxes due to the timing of federal tax payments, a $5.2 million decrease in inventory due to increased sales during the period and a $2.3 million increase in taxes payable. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, increases to our provision for sales returns, and increases in deferred taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $3.5 million.

Net cash provided by operating activities in the three months ended September 30, 2014 of $46.9 million consisted primarily of net income of $37.7 million and net changes in operating assets and liabilities that resulted in net cash inflows of $1.4 million. These changes consisted primarily of a $13.4 million increase in prepaid expenses and other current assets due to the timing of our payments and additional deposits with our suppliers, a $12.4 million increase in accounts payable and accrued liabilities are due primarily to our increase in cost of revenues, an $11.1 million increase in accounts receivable, a $6.9 million decrease in inventory due to our efforts to maintain optimal inventory levels and a $2.6 million increase in taxes payable due to the timing of federal tax payments. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, a write-off of our intangible assets and an excess tax benefit from stock-based awards. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $7.8 million.
Cash Flows from Investing Activities
We used $1.8 million of cash in investing activities during the three months ended September 30, 2015. Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the three months ended September 30, 2015 and 2014 were $1.8 million and $3.4 million, respectively. Capital expenditures during the three months ended September 30, 2015 included machinery and equipment purchases for our product development and prototyping facility in China in addition to internal-use software development costs. Additionally, we had cash outflows related to the purchase of intangible assets of $7 thousand and $30 thousand during the three months ended September 30, 2015 and 2014, respectively, consisting primarily of legal costs associated with trademark applications.
Cash Flows from Financing Activities
We used $56.2 million of cash in financing activities during the three months ended September 30, 2015. During the three months ended September 30, 2015 we paid $53.8 million for repurchases of our common stock. Additionally, we made a $2.5 million repayment on our outstanding debt under the term loan portion of our Amended Credit Agreement. Cash inflows from financing activities included $0.3 million of cash proceeds received from the exercise of stock options in addition to $0.3 million of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units of $0.5 million.
We had $438 thousand of cash provided by financing activities during the three months ended September 30, 2014, which consisted of cash received for stock option exercises of $456 thousand and an excess tax benefit from employee stock-based awards of $782 thousand, partially offset by tax withholdings related to net share settlements of restricted stock units of $800 thousand.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our Amended Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of September 30, 2015, we held $410.1 million of our $436.1 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
Warranties and Indemnifications
Our products are generally accompanied by a twelve month warranty from date of purchase, which covers both parts and labor. Generally the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2015.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities at September 30, 2015.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2015 for the remainder of fiscal 2016 and future fiscal years (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$3,309	$3,349	$1,792	$718	$642	$79	$9,889
Debt payment obligations	7,500	11,250	15,000	15,000	46,250	—	95,000
Interest and other payments on debt payment obligations	1,521	1,893	1,659	1,392	818	—	7,283
Purchase obligations	11,614	—	—	—	—	—	11,614
Other obligations	6,106	32	3	—	—	—	6,141
Total	$30,050	$16,524	$18,454	$17,110	$47,710	$79	$129,927
Operating Leases
We lease our headquarters in San Jose, California in addition to other locations worldwide under non-cancelable operating leases that expire at various dates through 2021.
Debt and Interest Payment Obligations
On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payment dates. Although our interest rates on our debt obligations may vary, we have assumed our interest rate as of September 30, 2015 as the rate for all years presented. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.
Purchase Obligations
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability and to date no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $11.6 million as of September 30, 2015.
Other Obligations
We had other obligations of $6.1 million as of September 30, 2015, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits

As of September 30, 2015, we had $20.6 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
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
Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes, and other special charges and credits. Additionally, in fiscal 2016 we recognized a recovery of $8.0 million related to the BEC fraud loss, as described at Note 14. We use each of these Non-GAAP financial measures for internal managerial purposes when providing our financial results and business outlook to the public. Management believes that these Non-GAAP measures provide meaningful supplemental information regarding our operational and financial performance of current and historical results, facilitating period-to-period comparisons. Additionally, we believe these Non-GAAP financial measures provide meaningful information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes as well as supplement management’s internal comparisons to our historical operating results and to our competitors’ operating results.

The following table shows our Non-GAAP financial measures:

	Three Months Ended September 30,
	2015	2014
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$45,511	$43,406
Non-GAAP diluted net income per share of common stock	$0.51	$0.48
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended September 30,
	2015	2014
	(In thousands, except per share amounts)
Net income and comprehensive income	$53,759	$37,743
Stock-based compensation:
Cost of revenues	113	149
Research and development	624	825
Sales, general and administrative	290	398
Purchase commitment termination fee	—	5,500
Business e-mail compromise ("BEC") fraud loss/(recovery)	(8,034)	—
Implementation of overhead capitalization	(944)
Tax effect of non-GAAP adjustments	(297)	(1,209)
Non-GAAP net income and comprehensive income	$45,511	$43,406
Non-GAAP diluted net income per share of common stock	$0.51	$0.48
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	88,465	89,913
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
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of September 30, 2015, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $1.8 million over the next twelve months.
We had cash and cash equivalents of $436.1 million and $446.4 million as of September 30, 2015 and June 30, 2015, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Interim Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Interim Chief Accounting Officer concluded that, as of such date, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our Annual Report, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
Our remediation efforts were ongoing during the three months ended September 30, 2015, and, other than those remediation efforts described in “Remediation Plan and Other Information” in Item 9A of our Annual Report, there were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
The quality and performance of some of our products and services may depend upon their ability to withstand cyber attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Some of our products and services also involve the storage and transmission of users’ and customers’ proprietary information which may be the target of cyber attacks. Hardware and software that we produce or procure from third parties also may contain defects in manufacture or design, including bugs and other problems, which could compromise their ability to withstand cyber attacks.
We may have experienced cyber attacks in the past, and may experience cyber attacks in the future. As a result, unauthorized parties may have obtained, and may in the future obtain, access to our systems, data or our users’ or customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data.  Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million, including $8.1 million during the fourth quarter of fiscal 2015 and $8.6 million during the first quarter of fiscal 2016. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including professional service fees associated with the fraud loss.  Additionally, the Company recorded a net recovery of $8.0 million in the first quarter of fiscal 2016, comprised of the $8.6 million recovery less $564 thousand of professional service fees associated with the recovery. The ultimate amount of the loss will depend, in part, on the Company’s success in recovering the funds. The Company may not be successful in obtaining any insurance coverage for this loss. While we do not expect the fraud to have a material impact on our business, we have borne, and will continue to bear additional expenses in connection with the remediation and investigation of the fraud.
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

Not paying cash dividends to our stockholders, or repurchasing shares of our common stock pursuant to a stock repurchase program, could cause the market price for our common stock to decline.
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
Our contract manufacturers operate in China, where the prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Even if the agreements with our contract manufacturers, and applicable laws, prohibit them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights against them. We have in the past, and may continue to discover, counterfeit goods being sold as our products or as other brands.
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
Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies and other third-party non-practicing entities that focus on extracting royalties and settlements by enforcing patent rights may target our component suppliers, manufacturers, us, our distributors, members of our sales channels, our network operators and service providers, or other purchasers of our products. These companies typically have little or no product revenues and, therefore, our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against our component suppliers, manufacturers, us, our distributors, members of our sales channels, network operators and service providers, or other purchasers of our products.

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
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment. As we expand into other products and services, such as enterprise WLAN, video surveillance equipment, wireless backhaul, machine-to-machine communications and solar energy products, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.
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
As of September 30, 2015, our balance outstanding under our existing term loan and credit facility was $95.0 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Section 404 of the Sarbanes-Oxley Act requires our management to furnish a report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The applicable rules require us to disclose any material weaknesses in our internal control over financial reporting. As disclosed in Item 9a of our Annual Report, management determined that the Company did not maintain an effective control environment, attributable to a lack of sufficient, competent personnel necessary for effective financial reporting. This resulted in the lack of comprehensive and up-to-date accounting policies and procedures, skepticism on the part of key accounting personnel, internal control training, leadership and adequate communication of roles and responsibilities. Growth in the complexity of the business in fiscal 2015 without commensurate growth in the capabilities of the finance and accounting organization contributed to this deficiency.
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

The Company’s failure to maintain an effective control environment also contributed to a third deficiency in the form of ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers. In particular, the scope of user access and transaction privileges to the general ledger and subsidiary ledgers was not sufficiently restricted to provide reasonable assurance of effective process and review controls over postings to the general ledger. Additionally, recent general ledger changes were completed without due consideration of collateral impacts on segregation of duties controls.
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of September 30, 2015. Management determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets during fiscal 2015. In light of these material weaknesses, the Company’s Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015.
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

On August 4, 2015, the Board of Directors of the Company approved a $100 million stock repurchase program. Under this stock repurchase program, we were authorized to repurchase up to $100 million of our common stock.  We extinguished the full $100 million of availability under this stock repurchase program on October 20, 2015.

Common stock repurchase activity under the share repurchase program during the three months ended September 30, 2015 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Estimated Remaining Balance Available for Share Repurchases
July 1, 2015 - July 31, 2015	—	$—	$100,000
August 1, 2015 - August 31, 2015	786,749	33.90	73,314
September 1, 2015 - September 30, 2015	1,085,720	33.71	36,692
Total	1,872,469	$33.79	$36,692

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

UBIQUITI NETWORKS, INC.

Dated:	November 5, 2015	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 5, 2015	By:	/s/ Mark C. Spragg
Mark C. Spragg

Interim Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.