Form 10-Q
period 2015-12-31
Ubiquiti Networks, Inc.
filed 2016-02-04
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 2, 2016, 82,955,912 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$496,672	$446,401
Accounts receivable, net of allowance for doubtful accounts of $1,244 and $1,071 at December 31, 2015 and June 30, 2015 respectively	64,568	66,104
Inventories	33,105	37,031
Vendor deposits	15,620	19,998
Current deferred tax asset	1,535	1,535
Prepaid income taxes	—	2,566
Prepaid expenses and other current assets	8,440	7,711
Total current assets	619,940	581,346
Property and equipment, net	13,359	15,602
Long-term deferred tax asset	1,538	1,515
Other long-term assets	1,918	2,109
Total assets	$636,755	$600,572
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,600	$43,856
Income taxes payable	1,739	1,108
Debt - short-term	10,000	10,000
Other current liabilities	16,217	15,170
Total current liabilities	70,556	70,134
Long-term taxes payable	22,129	19,810
Debt - long-term	115,500	87,500
Deferred revenues - long-term	1,003	974
Total liabilities	209,188	178,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 500,000,000 shares authorized:
84,610,812 and 87,413,777 outstanding at December 31, 2015 and June 30, 2015, respectively	85	87
Additional paid–in capital	—	—
Retained earnings	427,482	422,067
Total stockholders’ equity	427,567	422,154
Total liabilities and stockholders’ equity	$636,755	$600,572
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$161,871	$153,137	$313,286	$303,224
Cost of revenues	82,830	84,116	160,741	173,152
Gross profit	79,041	69,021	152,545	130,072
Operating expenses:
Research and development	15,429	12,936	28,990	24,657
Sales, general and administrative	7,433	5,362	15,575	11,058
Business e-mail compromise (“BEC”) fraud loss/(recovery)	(257)	—	(8,291)	—
Total operating expenses	22,605	18,298	36,274	35,715
Income from operations	56,436	50,723	116,271	94,357
Interest expense and other, net	(651)	17	(767)	(41)
Income before provision for income taxes	55,785	50,740	115,504	94,316
Provision for income taxes	6,333	4,475	12,293	10,308
Net income and comprehensive income	$49,452	$46,265	$103,211	$84,008
Net income per share of common stock:
Basic	$0.58	$0.52	$1.20	$0.95
Diluted	$0.57	$0.52	$1.18	$0.94
Weighted average shares used in computing net income per share of common stock:
Basic	84,724	88,196	85,893	88,218
Diluted	86,091	89,737	87,285	89,838
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$103,211	$84,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,126	1,912
Provision for inventory obsolescence	719	695
Provision for loss on vendor deposits	(16)	—
Write off of software development costs	2,505	—
Excess tax benefit from employee stock-based awards	(432)	(787)
Stock-based compensation	1,984	2,803
Deferred Taxes	(23)	106
Other Adjustments	219	—
Changes in operating assets and liabilities:
Accounts receivable	1,326	(17,804)
Inventories	3,357	8,145
Vendor deposits	4,393	(17,676)
Deferred cost of revenues	—	976
Prepaid income taxes	2,566	(1,256)
Prepaid expenses and other assets	(775)	(2,513)
Accounts payable	(1,384)	21,068
Income taxes payable	3,383	1,381
Deferred revenues	212	(1,234)
Accrued liabilities and other current liabilities	703	(206)
Net cash provided by operating activities	125,074	79,618
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(3,022)	(8,391)
Net cash used in investing activities	(3,022)	(8,391)
Cash Flows from Financing Activities:
Proceeds from revolver loan	33,000	—
Repayment of debt	(5,000)	—
Repurchases of common stock	(100,000)	(15,000)
Payment of common stock dividend	—	(15,020)
Proceeds from exercise of stock options	484	497
Excess tax benefit from employee stock-based awards	432	787
Tax withholdings related to net share settlements of restricted stock units	(697)	(985)
Net cash used in financing activities	(71,781)	(29,721)
Net increase in cash and cash equivalents	50,271	41,506
Cash and cash equivalents at beginning of period	446,401	347,097
Cash and cash equivalents at end of period	$496,672	$388,603
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
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2015 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2015 included in the Annual Report. Except as noted below, there have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.
Capitalized Manufacturing Overhead Costs
In fiscal 2016, the Company began capitalizing manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and materials costs related to inventory produced but not sold during the period. As of December 31, 2015, the Company capitalized $994 thousand of manufacturing overhead costs, which are included in inventory on the Company’s condensed consolidated balance sheet as of December 31, 2015. These capitalized amounts are recognized as cost of revenues in the following quarter, consistent with the Company's historical inventory turnover.
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

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and any assets recognized from the costs to obtain or fulfill a contract. The guidance was initially effective for annual and interim reporting periods beginning after December 15, 2016. However, in July 2015, the FASB voted to defer the effective date by one year, to December 15, 2017, to provide adequate time to effectively implement the new standard. The Company does not anticipate that the new guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued an accounting standard update on simplifying the presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The guidance will be effective for the Company beginning July 1, 2016. The guidance will result only in a reclassification on the Company’s balance sheet and will not have any effect on the Company’s results of operations or cash flows.

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11 which explains how the Accounting Standards Codification will be updated to simplify the measurement of inventory costs. The updated guidance requires that inventory be valued at the lower of cost or net realizable value. This differs from current guidance which requires that inventory be valued at the lower of cost or market, where market can be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The guidance will be effective for the Company beginning July 1, 2017. We do not anticipate that this guidance will have a material impact on the presentation of the Company’s consolidated financial statements.
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our consolidated financial statements.

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
For certain of the Company’s financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Additionally, as of December 31, 2015, we held $476.9 million of our $496.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we would incur significant tax liabilities if we were to repatriate those amounts.
At December 31, 2015 and June 30, 2015 the Company had debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.

As of December 31, 2015 and June 30, 2015, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	December 31, 2015				June 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$125,500	$—	$125,500	$—	$97,500	$—	$97,500	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net income and comprehensive income	$49,452	$46,265	$103,211	$84,008
Denominator:
Weighted-average shares used in computing basic net income per share	84,724	88,196	85,893	88,218
Add—dilutive potential common shares:
Stock options	1,281	1,398	1,291	1,442
Restricted stock units	86	143	101	178
Weighted-average shares used in computing diluted net income per share	86,091	89,737	87,285	89,838
Net income per share of common stock:
Basic	$0.58	$0.52	$1.20	$0.95
Diluted	$0.57	$0.52	$1.18	$0.94

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been antidilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Restricted stock units	22	117	1	6
	22	117	1	6
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2015	June 30, 2015
Finished goods	$31,724	$35,848
Raw materials	1,381	1,183
	$33,105	$37,031

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2015	June 30, 2015
BEC recovery receivable	$—	$1,376
Other current assets	8,440	6,335
	$8,440	$7,711

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2015	June 30, 2015
Testing equipment	$5,378	$4,816
Computer and other equipment	4,577	4,458
Tooling equipment	4,849	4,073
Furniture and fixtures	1,325	1,239
Leasehold improvements	4,931	4,789
Software (1)	2,333	3,268
Software in development (1),(2)	2,567	2,700
	25,960	25,343
Less: Accumulated depreciation and amortization (3)	(12,601)	(9,741)
	$13,359	$15,602
(1) - In the three months ended December 31, 2015, the Company recorded a $2.5 million impairment charge for capitalized software development costs due to the cancellation of the commercial launch of certain software in development.
(2) - We capitalized $323 thousand and $1.2 million for software development for the three and six months ended December 31, 2015, respectively.
(3) - Depreciation expense was $1.4 million and $2.9 million for the three and six months ended December 31, 2015, respectively.

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2015	June 30, 2015
Intangible assets, net (1)	$466	$575
Debt issuance costs, net (2)	814	943
Other long-term assets	638	591
	$1,918	$2,109
(1) - Accumulated amortization was $820 thousand and $690 thousand as of December 31, 2015 and June 30, 2015, respectively.
(2) - Accumulated amortization was $213 thousand and $84 thousand as of December 31, 2015 and June 30, 2015, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2015	June 30, 2015
Accrued expenses	$6,011	$5,540
Accrued compensation and benefits	1,637	2,142
Warranty accrual	2,205	2,750
Deferred revenue - short term	2,720	2,538
Customer deposits	572	63
Reserve for sales returns	1,389	1,227
Other payables	1,683	910
	$16,217	$15,170
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2015	2014
Beginning balance	$2,750	$2,850
Accruals for warranties issued during the period	1,027	1,718
Settlements made during the period	(1,572)	(1,818)
	$2,205	$2,750
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

On March 3, 2015, Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated the Original Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo, the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. The Amended Credit Agreement provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility (collectively, the “Facilities”), with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion), and matures on March 3, 2020. The $100.0 million term loan facility of the Amended Credit Agreement was fully drawn at closing, and $72.3 million was used to repay the outstanding balance under the Original Credit Agreement. During the three months ended December 31, 2015, the Company drew $15 million and $18 million against the revolving credit facility. These balances are not due until March 2020, and accordingly are classified as long-term debt. As of December 31, 2015, $92.5 million was outstanding on the term loan and $33 million on the revolver. As of December 31, 2015, the interest rate on the term loan was 2.10%. As of December 31,

2015, the interest rate for the $15 million revolver draw was 1.85% and will reset on February 8, 2016. Additionally, the interest rate for the $18 million revolver draw was 1.91% and will reset on February 16, 2016. The interest rates on the revolving and term loans fluctuate as described below. Subsequent to December 31, 2015, the Company drew an additional $33 million on the revolver.

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

The obligations of Ubiquiti Networks, Inc. and certain domestic subsidiaries, if any, under the Amended Credit Agreement are required to be guaranteed by such domestic subsidiaries (the “Domestic Guarantors”) and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Networks, Inc. and the Domestic Guarantors. The obligations of the Cayman Borrower and certain foreign subsidiaries under the Amended Credit Agreement are required to be guaranteed by certain domestic and material foreign subsidiaries (the “Guarantors”) and are collateralized by substantially all assets (excluding intellectual property) of the Cayman Borrower and the Guarantors.
During the three months ended December 31, 2015, the Company made a payment of $2.9 million against the term loan facility balance under the Amended Credit Agreement, of which $2.5 million was a repayment of principal and $439 thousand was payment of interest. During the six months ended December 31, 2015, the Company made aggregate payments of $5.9 million against the term loan facility balance under the Amended Credit Agreement, of which $5.0 million was a repayment of principal and $883 thousand was payment of interest. During the three and six months ended December 31, 2015, the Company made aggregate payments of $99 thousand against the revolving loan facility under the Amended Credit Agreement. As of December 31, 2015, the Company classified $10.0 million as short-term and $115.5 million as long-term debt on its consolidated balance sheet related to the Facilities under the Amended Credit Agreement.

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
The following table summarizes our estimated debt and interest payment obligations as of December 31, 2015, for the remainder of fiscal 2016 and future fiscal years (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Debt payment obligations	$5,000	$11,250	$15,000	$15,000	$79,250	$—	$125,500
Interest and other payments on debt	1,439	2,718	2,442	2,127	1,313	—	10,039
Total	$6,439	$13,968	$17,442	$17,127	$80,563	$—	$135,539
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
At December 31, 2015, future minimum annual payments under operating leases for the remainder of fiscal 2016 and future fiscal years are as follows (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$2,297	$3,629	$2,082	$978	$668	$276	$9,930
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability, and to date, no significant accruals have been recorded. The Company had inventory purchase obligations of $21.6 million as of December 31, 2015.
Other Obligations
The Company had other obligations of $6.2 million as of December 31, 2015, which consisted primarily of commitments related to research and development projects.
Indemnification Obligations
The Company enters into standard indemnification agreements with many of its business partners in the ordinary course of business. These agreements include provisions for indemnifying the business partner against any claim brought by a third-party to the extent any such claim alleges that a Company product infringes a patent, copyright or trademark, or violates any other proprietary rights of that third-party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable and the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements to date.
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
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of December 31, 2015 and June 30, 2015, the authorized capital of the Company included 500,000,000 shares of common stock. As of December 31, 2015 and June 30, 2015, there were 84,610,812 and 87,413,777 shares of common stock outstanding, respectively.

Common Stock Repurchases

Effective August 7, 2015, the Board of Directors approved a $100 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $100 million of its common stock. All common stock repurchased by the Company is immediately retired. Upon retirement, the excess over par value is recorded as a reduction in Additional Paid-in Capital until the balance is reduced to zero, with any additional excess recorded to Retained Earnings. The share repurchase program is funded from existing domestic cash on hand in addition to draws on the revolving credit facility of the Amended Credit Agreement. In the first quarter of fiscal 2016, the Company repurchased 1,872,469 shares of its common stock at an average price per share of $33.79 for an aggregate amount of $63.3 million.  Of the $63.3 million of repurchases and retirements, $1.1 million was recorded against Additional Paid-in Capital and $62.2 million to Retained Earnings. In the second fiscal quarter of 2016, the Company repurchased 1,074,749 shares of its common stock at an average price per share of $34.12 for an aggregate amount of $36.7 million, extinguishing the full $100 million of availability under this stock repurchase program. Of the $36.7 million of repurchases and retirements, $1.1 million was recorded against Additional Paid-in Capital and $35.6 million to Retained Earnings.

Effective November 6, 2015, the Board of Directors of the Company approved a new stock repurchase program where the Company may repurchase up to $50 million of its common stock. The plan expires on September 30, 2016. As of December 31, 2015, the Company had the full $50 million remaining for common stock repurchases under the repurchase plan. Subsequent to December 31, 2015, the Company repurchased an additional 1,765,523 shares of its common stock at an average price per share of $28.30 for an aggregate amount of $50.0 million, extinguishing the full $50.0 million available under this stock repurchase program.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2015, the Company had 10,030,685 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of sales	$114	$150	$227	$299
Research and development	580	864	1,204	1,689
Sales, general and administrative	263	417	553	815
	$957	$1,431	$1,984	$2,803
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2015:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2015	2,301,144	$2.38
Exercised	(78,863)	6.17
Forfeitures and cancellations	(927)	20.10
Balance, December 31, 2015	2,221,354	2.24	3.23	$65,417
Vested and expected to vest as of December 31, 2015	2,218,887	$2.23	3.22	$65,367
Vested and exercisable as of December 31, 2015	2,140,364	$1.90	3.10	$63,769

During the three months ended December 31, 2015 and December 31, 2014, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $738 thousand and $140 thousand, respectively, as determined as of the date of option exercise. During the six months ended December 31, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $2.2 million and $5 million, respectively, as determined as of the date of option exercise.

As of December 31, 2015, the Company had unrecognized compensation costs of $421 thousand related to stock options which the Company expects to recognize over a weighted-average period of 1.0 year. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and six months ended December 31, 2015 and 2014.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2015	400,635	$26.95
RSUs granted	48,051	32.93
RSUs vested	(86,592)	24.11
RSUs cancelled	(63,184)	34.28
Non-vested RSUs, December 31, 2015	298,910	$27.18
The intrinsic value of RSUs vested in the three months ended December 31, 2015 and 2014 was $941 thousand and $1.1 million, respectively. The intrinsic value of RSUs vested in the six months ended December 31, 2015 and 2014 was $2.8 million and $3.8 million, respectively.
As of December 31, 2015, there were unrecognized compensation costs related to RSUs of $5.9 million which the Company expects to recognize over a weighted average period of 2.9 years.

NOTE 11—INCOME TAXES
As of December 31, 2015, the Company had approximately $21.9 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At December 31, 2015, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded a net increase of its unrecognized tax benefits of $1.2 million for the three months ended December 31, 2015. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded a tax provision of $6.3 million and $12.3 million for the three and six months ended December 31, 2015. The Company’s estimated fiscal 2016 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
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
As discussed in Note 2, in November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our consolidated financial statements.
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

•
Service Provider Technology includes the Company’s airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes solar products (sales of which have not been material to date) and revenues that are attributable to post-contract customer support (“PCS”).

•
Enterprise Technology includes the Company’s UniFi and mFi platforms, including UniFi Access Point (“UAP”) products, UniFi Video products, UniFi Voice Over IP (“VOIP”) phones and UniFi switch products. Enterprise Technology also includes revenues that are attributable to PCS.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
Service Provider Technology	$109,616	68%	$99,720	65%	$213,015	68%	$206,991	68%
Enterprise Technology	52,255	32%	53,417	35%	100,271	32%	96,233	32%
Total revenues	$161,871	100%	$153,137	100%	$313,286	100%	$303,224	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
North America (1)	$57,133	35%	$54,127	35%	$110,367	35%	$107,708	36%
South America	23,795	15%	22,241	15%	45,943	15%	53,376	18%
Europe, the Middle East and Africa	60,973	38%	60,097	39%	121,476	39%	110,704	36%
Asia Pacific	19,970	12%	16,672	11%	35,500	11%	31,436	10%
Total revenues	$161,871	100%	$153,137	100%	$313,286	100%	$303,224	100%

(1)
Revenue for the United States was $53.6 million and $50.5 million for the three months ended December 31, 2015 and 2014, respectively. Revenue for the United States was $104.2 million and $102.2 million for the six months ended December 31, 2015 and 2014, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2015	2014	2015	2014	2015	2015
Customer A	13%	12%	11%	11%	*	*
Customer B	*	13%	*	11%	*	13%
Customer C	*	*	*	*	14%	12%
Customer D	*	*	*	*	15%	*
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $394 thousand and $607 thousand in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2015, respectively.  In comparison, the Company recognized a total of approximately $29 thousand and $180 thousand in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2014, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
As disclosed in Note 14 of the Annual Report, in June 2015 the Company determined that it was the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. As of June 30, 2015, the Company recovered $8.1 million. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. During the three months ended September 30, 2015, the Company secured a court order for an additional recovery of $8.6 million. As a result, the Company recorded a net recovery of $8.0 million in the first quarter of fiscal 2016, comprised of the $8.6 million recovery less $564 thousand of professional service fees associated with the recovery. As of September 30, 2015, $6.0 million of the $8.6 million was recorded as receivable. During the three months ended December 31, 2015, the Company collected the $6.0 million, receiving $5.6 million in cash net of $400 thousand in foreign exchange loss and transaction fees. Additionally, the Company recorded a net recovery of $257 thousand as a result of incurring $344 thousand less in BEC legal expenses than previously accrued at September 30, 2015 offset by $87 thousand in transaction fees.

The Company is continuing to pursue the recovery of the remaining $30.0 million and is cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. Any additional recoveries are likely remote and therefore cannot be assured.
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
As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is a critical element of our business strategy as it enables us to drive:

•
Rapid customer and community driven product development. We have an active, loyal community built by our customers that we believe is a sustainable competitive advantage. Our solutions benefit from the active engagement between the Ubiquiti Community and our development engineers throughout the product development cycle, which eliminates long and expensive multistep internal processes and results in rapid introduction and adoption of our products. This approach significantly reduces our development costs and time to market.

•
Scalable sales and marketing model. We do not currently have, nor do we plan to hire, a direct sales force, but instead utilize the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated, viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third-party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness for our brand and products. Word-of-mouth referrals from the Ubiquiti Community generate high quality leads for our distributors at relatively little cost.

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
We classify our revenues into two primary product categories: Service Provider Technology and Enterprise Technology.

•
Service Provider Technology includes our airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE. Additionally, Service Provider Technology includes antennas and other products in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes solar products (sales of which have not been material to date) and revenues that are attributable to PCS.

•
Enterprise Technology includes our UniFi and mFi platforms, including UAP products, UniFi Video Products, UniFi VOIP phones and UniFi switch products. Enterprise Technology also includes revenues that are attributable to PCS.

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and Original Equipment Manufacturers (“OEMs”). Sales to distributors accounted for 98% of our revenues in the three and six months ended December 31, 2015.
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
Gross Profit
Our gross profit has been, and may, in the future, be influenced by several factors, including changes in product mix, target end markets for our products, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs to us, which could have a material impact on our future average selling prices and unit costs.
Operating Expenses
We classify our operating expenses as research and development and sales, general and administrative expenses.

•
Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, purchased Intellectual Property (“IP”), facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products and developing new versions of our existing products.

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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of December 31, 2015 and June 30, 2015, we had deferred revenues of $3.6 million and $3.5 million, respectively, related to these obligations.
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

Results of Operations
Comparison of Three and Six Months Ended December 31, 2015 and 2014

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	(In thousands, except percentages)
Revenues	$161,871	100%	$153,137	100%	$313,286	100%	$303,224	100%
Cost of revenues (1)(2)(3)	82,830	51%	84,116	55%	160,741	51%	173,152	57%
Gross profit	79,041	49%	69,021	45%	152,545	49%	130,072	43%
Operating expenses:
Research and development (1)	15,429	10%	12,936	8%	28,990	9%	24,657	8%
Sales, general and administrative (1)	7,433	5%	5,362	4%	15,575	5%	11,058	4%
Business e-mail compromise (“BEC”) fraud loss/(recovery)	(257)	*	—	*	(8,291)	(3)%	—	*
Total operating expenses	22,605	14%	18,298	12%	36,274	12%	35,715	12%
Income from operations	56,436	35%	50,723	33%	116,271	37%	94,357	31%
Interest expense and other, net	(651)	*	17	*	(767)	*	(41)	*
Income before provision for income taxes	55,785	34%	50,740	33%	115,504	37%	94,316	31%
Provision for income taxes	6,333	4%	4,475	3%	12,293	4%	10,308	3%
Net income and comprehensive income	$49,452	31%	$46,265	30%	$103,211	33%	$84,008	28%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$114		$150		$227		$299
Research and development	580		864		1,204		1,689
Sales, general and administrative	263		417		553		815
Total stock-based compensation	$957		$1,431		$1,984		$2,803
(2) Includes purchase commitment termination fee	$—		$—		$—		$5,500
(3) Includes benefit of implementing overhead capitalization	$(50)		$—		$(994)		$—
Revenues
Total revenues increased 8.8 million, or 6%, from $153.1 million in the three months ended December 31, 2014 to $161.9 million in the three months ended December 31, 2015. Revenues increased $10.1 million, or 3% from $303.2 million in the six months ended December 31, 2014 to $313.3 million in the six months ended December 31, 2015. The drivers of both increases are discussed in further detail below. During the three and six months ended December 31, 2015, there were no material price changes in the Company's products sold. During these periods there were changes in product mix, including a higher mix of Service Provider Technology products sold during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 and a slightly higher mix of Enterprise Technology products sold during the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	(in thousands, except percentages)
Service Provider Technology	$109,616	68%	$99,720	65%	$213,015	68%	$206,991	68%
Enterprise Technology	52,255	32%	53,417	35%	100,271	32%	96,233	32%
Total revenues	$161,871	100%	$153,137	100%	$313,286	100%	$303,224	100%

Service Provider Technology revenue increased $9.9 million, or 10%, from $99.7 million in the three months ended December 31, 2014 to $109.6 million in the three months ended December 31, 2015. Revenues increased $6.0 million, or 3%, from $207.0 million in the six months ended December 31, 2014 to $213.0 million in the six months ended December 31, 2015. The increase in Service Provider Technology revenue during the three months ended December 31, 2015 as compared to the same period in the prior year was primarily due to increased revenues for Service Provider Technology products outside of North America. The increase in Service Provider Technology revenue during the six months ended December 31, 2015 as compared to the same period in the prior year was primarily due to increased revenues for Service Provider Technology products outside of South America.

Enterprise Technology revenue decreased $1.1 million, or 2%, from $53.4 million in the three months ended December 31, 2014 to $52.3 million in the three months ended December 31, 2015. Revenues increased $4.1 million, or 4%, from $96.2 million in the six months ended December 31, 2014 to $100.3 million in the six months ended December 31, 2015. The decrease in Enterprise Technology revenue during the three months ended December 31, 2015 as compared to the same period in the prior year was primarily due to decreased revenues in EMEA and South America, partially offset by increased revenues in North America. The increase in Enterprise Technology revenue during the six months ended December 31, 2015 as compared to the same period in the prior year was primarily due to increased revenues in EMEA, partially offset by decreased revenues South America.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
North America (1)	$57,133	35%	$54,127	35%	$110,367	35%	$107,708	36%
South America	23,795	15%	22,241	15%	45,943	15%	53,376	18%
Europe, the Middle East and Africa	60,973	38%	60,097	39%	121,476	39%	110,704	36%
Asia Pacific	19,970	12%	16,672	11%	35,500	11%	31,436	10%
Total revenues	$161,871	100%	$153,137	100%	$313,286	100%	$303,224	100%

(1)
Revenue for the United States was $53.6 million and $50.5 million for the three months ended December 31, 2015 and 2014, respectively. Revenue for the United States was $104.2 million and $102.2 million for the six months ended December 31, 2015 and 2014, respectively.

North America
Revenues in North America increased $3.0 million, or 6%, from $54.1 million in the three months ended December 31, 2014 to $57.1 million in the three months ended December 31, 2015. Revenues increased $2.7 million, or 3%, from $107.7 million in the six months ended December 31, 2014 to $110.4 million in the six months ended December 31, 2015. The increase in North American revenues during the three months ended December 31, 2015 as compared to the same period in the prior year was primarily due to increased Enterprise Technology revenue. The increase during the six months ended December 31, 2015 as compared to the same period in the prior year was primarily due to increased Service Provider Technology revenue.
South America
Revenues in South America increased $1.6 million, or 7%, from $22.2 million in the three months ended December 31, 2014 to $23.8 million in the three months ended December 31, 2015. Revenues decreased $7.5 million, or 14%, from $53.4 million in the six months ended December 31, 2014 to $45.9 million in the six months ended December 31, 2015. The increase in South American revenues during the three months ended December 31, 2015 as compared to the same period in the prior year was primarily due to increased revenues from Service Provider Technology products. The decrease in South American revenues during the six months ended December 31, 2015 as compared to the same period in the prior year was primarily due to decreased revenues from Service Provider Technology products. We believe that the large fluctuations in South American revenues are largely driven by a strong U.S. dollar and by general economic instability in the region.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $0.9 million, or 1%, from $60.1 million in the three months ended December 31, 2014 to $61.0 million in the three months ended December 31, 2015. Revenues increased $10.8 million, or 10%, from $110.7 million in the six months ended December 31, 2014 to $121.5 million in the six months ended December 31, 2015. The increase in EMEA revenues during the three and six months ended December 31, 2015 as compared to the same periods in the prior year was primarily due to increased revenues from Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $3.3 million, or 20%, from $16.7 million in the three months ended December 31, 2014 to $20.0 million in the three months ended December 31, 2015. Revenues increased $4.1 million, or 13%, from $31.4 million in the six months ended December 31, 2014 to $35.5 million in the six months ended December 31, 2015. The increase in Asia Pacific revenues during both the three and six months ended December 31, 2015 as compared to the same periods in the prior year was primarily due to increased Service Provider Technology revenue.
Cost of Revenues and Gross Profit
Cost of revenues decreased $1.3 million, or 2%, from $84.1 million in the three months ended December 31, 2014 to $82.8 million in the three months ended December 31, 2015. This reduction primarily relates to changes in product mix and improved gross margins in the Service Provider Technology product category.
Cost of revenues decreased $12.5 million, or 7%, from $173.2 million in the six month period ended December 31, 2014 to $160.7 million in the six months ended December 31, 2015. This reduction reflects a non-recurring termination fee of $5.5 million recognized in the prior six months ended December 31, 2014 related to the cancellation of a purchase commitment. Additionally, as discussed further in Note 2, in the six months ended December 31, 2015, the Company began capitalizing manufacturing overhead related to inventory produced but not sold during the period. Specifically, in the six months ended December 31, 2015, the impact of capitalization of manufacturing overhead was a net reduction of $994 thousand to cost of revenues. The remaining decrease in costs of revenues is attributable to improved margins for both Service Provider and Enterprise Technologies.
Gross profit margin increased to 49% in the three months ended December 31, 2015 compared to 45% in the three months ended December 31, 2014, and increased to 49% in the six months ended December 31, 2015 compared to 43% in the six months ended December 31, 2014. The increases for both periods are consistent with the cost of revenue fluctuations discussed above.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $2.5 million, or 19%, from $12.9 million in the three months ended December 31, 2014 to $15.4 million in the three months ended December 31, 2015. As a percentage of revenues, research and development expenses increased from 8% in the three months ended December 31, 2014 to 10% in the three months ended December 31, 2015. This increase is due to a $2.5 million impairment charge for capitalized software development costs recorded in the three months ended December 31, 2015 related to the cancellation of the commercial launch of certain software in development. Research and development costs increased $4.3 million, or 17%, from $24.7 million in the six months ended December 31, 2014 to $29.0 million in the six months ended December 31, 2015. As a percentage of revenues, research and development expenses increased from 8% in the six months ended December 31, 2014 to 9% in the six months ended December 31, 2015. This increase is driven by the $2.5 million impairment charge for capitalized software development costs recognized in the six months ended December 31, 2015, as discussed above. Additionally, this increase is driven by decreased levels of software capitalization in the six months ended December 31, 2015 as compared to the same period ended December 31, 2014. Over time, we expect our research and development costs to increase in absolute dollars as we continue making investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $2.0 million, or 37%, from $5.4 million in the three months ended December 31, 2014 to $7.4 million in the three months ended December 31, 2015. As a percentage of revenues, sales, general and administrative expenses increased from 4% in the three months ended December 31, 2014 to 5% in the three months ended December 31, 2015. Of the $2.0 million increase, $700 thousand is attributable to increased sales and marketing expenses incurred related to increased hiring of sales personnel. The remaining $1.3 million increase is primarily attributable to general and administrative costs incurred for interim management and advisory services to remediate internal control weaknesses as disclosed in the Annual Report.

Sales, general and administrative expenses increased $4.5 million, or 41%, from $11.1 million in the six months ended December 31, 2014 to $15.6 million in the six months ended December 31, 2015. As a percentage of revenues, sales, general and administrative expenses increased from 4% in the six months ended December 31, 2014 to 5% in the six months ended December 31, 2015. Of the $4.5 million increase, $700 thousand is attributable to sales and marking expenses and $3.8 million is attributable to general and administrative expenses. Both increases are consistent with the explanations discussed above.
Provision for Income Taxes
Our provision for income taxes increased $1.9 million or 42%, from $4.5 million for the three months ended December 31, 2014 to $6.3 million for the three months ended December 31, 2015. Our effective tax rate increased to 11% for the three months ended December 31, 2015 as compared to 9% for the three months ended December 31, 2014. The higher effective tax rate in the three months ended December 31, 2015 was primarily due to a reduced tax benefit from federal research credits as compared to the three months ended December 31, 2014, as well as a discrete one-time tax benefit recorded in a foreign jurisdiction in the three months ended December 31, 2014. Our provision for income taxes increased $2.0 million, or 19%, from $10.3 million for the six months ended December 31, 2014 to $12.3 million for the six months ended December 31, 2015. Our effective tax rate remained flat at 11% for the six months ended December 31, 2014 and December 31, 2015.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $446.4 million at June 30, 2015 to $496.7 million at December 31, 2015.
Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$125,074	$79,618
Net cash used in investing activities	(3,022)	(8,391)
Net cash used in financing activities	(71,781)	(29,721)
Net increase in cash and cash equivalents	$50,271	$41,506
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2015 of $125.1 million consisted primarily of net income of $103.2 million and net changes in operating assets and liabilities that resulted in net cash inflows of $13.8 million. These changes consisted primarily of a $4.4 million decrease in vendor deposits due to timing of deposit payments with our suppliers, a $0.8 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accounts receivable due to increased collections during the period, a $0.7 million decrease in accounts payable and accrued liabilities, a $0.2 million increase in deferred revenue due to additional PCS revenue deferrals during the period, a $2.6 million decrease in prepaid taxes due to the timing of federal tax payments, a $3.4 million decrease in inventory due to increased sales during the period and a $3.4 million increase in taxes payable. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, increases to our provision for sales returns, increases in deferred taxes, and a write off of software development costs. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $8.1 million.

Net cash provided by operating activities in the six months ended December 31, 2014 of $79.6 million consisted primarily of net income of $84.0 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $9.1 million. These changes consisted primarily of a $20.9 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $20.2 million increase in prepaid expenses and other current assets due to the timing of deposit payments with our suppliers, an $8.1 million increase in inventory due to our efforts to build warehouse stock levels and ultimately decrease lead times, a $1.4 million increase in taxes payable and a $1.3 million increase in prepaid taxes due to the timing of federal tax payments. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases in our allowance for doubtful accounts, a write-off of our intangible assets and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $4.7 million.
Cash Flows from Investing Activities
We used $3.0 million of cash in investing activities during the six months ended December 31, 2015. Our investing activities consist solely of capital expenditures and purchases of intangible assets. Capital expenditures for the six months ended December 31, 2015 and 2014 were $3.0 million and $8.4 million, respectively. Capital expenditures during the six months ended December 31, 2015 included machinery and equipment purchases for our product development and prototyping activities. Additionally, we had cash outflows related to the purchase of intangible assets of $20 thousand and $30 thousand during the six months ended December 31, 2015 and 2014, respectively, consisting primarily of legal costs associated with trademark applications.
Cash Flows from Financing Activities
We used $71.8 million of cash in financing activities during the six months ended December 31, 2015. During the six months ended December 31, 2015 we paid $100.0 million for repurchases of our common stock. We also made a $5.0 million repayment on our outstanding debt under the term loan portion of our Amended Credit Agreement. Additionally, we drew $33.0 million under the revolver of our Amended Credit Agreement that was used for the repurchases of our common stock. Cash inflows from financing activities included $0.5 million of cash proceeds received from the exercise of stock options in addition to $0.4 million of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units of $0.7 million.
We had $29.7 million of cash used by financing activities during the six months ended December 31, 2014, which consisted of cash paid for dividends on our common stock of $15.0 million, cash paid for repurchases of our common stock of $15.0 million and tax withholdings related to net share settlements of restricted stock units of $1.0 million, partially offset by cash received for stock option exercises of $497 thousand and an excess tax benefit from employee stock-based awards of $787 thousand.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our Amended Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of December 31, 2015, we held $476.9 million of our $496.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
We may in the future enter into standard indemnification agreements with many of our distributors and OEMs, as well as certain other business partners in the ordinary course of business. These agreements may include provisions for indemnifying the distributor, OEM or other business partner against any claim brought by a third-party to the extent any such claim alleges that a Ubiquiti product infringes a patent, copyright or trademark or violates any other proprietary rights of that third-party. The maximum amount of potential future indemnification is unlimited. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2015.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a significant liability for the above indemnities at December 31, 2015.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2015 for the remainder of fiscal 2016 and future fiscal years (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$2,297	$3,629	$2,082	$978	$668	$276	$9,930
Debt payment obligations	5,000	11,250	15,000	15,000	79,250	—	125,500
Interest and other payments on debt	1,439	2,718	2,442	2,127	1,313	—	10,039
Purchase obligations	21,646	—	—	—	—	—	21,646
Other obligations	6,157	32	3	—	—	—	6,192
Total	$36,539	$17,629	$19,527	$18,105	$81,231	$276	$173,307
Operating Leases
We lease our headquarters in San Jose, California in addition to other locations worldwide under non-cancelable operating leases that expire at various dates through 2021.
Principal, Interest and Other Debt Payment Obligations
On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payment dates. Although our interest rates on our debt obligations will likely vary over time, we have assumed our interest rates as of December 31, 2015 as the interest rates for all fiscal years presented. Furthermore, the interest payment intervals on our revolving debt are determined at the Company's election pursuant to the Amended Credit Agreement. For purposes of the table above, we have assumed two month payment intervals on our revolving debt consistent with our elections to date. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. Component and product inventory held by our manufacturers or our third-party logistics providers is not recorded on our balance sheet until legal title passes to the Company. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components they purchased and for manufacturing and other costs related to these components. We periodically review the potential liability and to date no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $21.6 million as of December 31, 2015.
Other Obligations
We had other obligations of $6.2 million as of December 31, 2015, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits
As of December 31, 2015, we had $21.9 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

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
Our Non-GAAP measures primarily exclude stock-based compensation, net of taxes, and other special charges and credits. In fiscal 2016, our non-GAAP net income excluded a benefit of $8.3 million related to the BEC fraud loss, as described at Note 14 to the Condensed Consolidated Financial Statements. We use each of these Non-GAAP financial measures for internal managerial purposes when providing our financial results and business outlook to the public. Management believes that these Non-GAAP measures provide meaningful supplemental information regarding our operational and financial performance of current and historical results, facilitating period-to-period comparisons. Additionally, we believe these Non-GAAP financial measures provide meaningful information regarding our strategic and business decision making, internal budgeting, forecasting and resource allocation processes as well as supplement management’s internal comparisons to our historical operating results and to our competitors’ operating results.

The following table shows our Non-GAAP financial measures:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$49,725	$47,124	$95,236	$90,530
Non-GAAP diluted net income per share of common stock	$0.58	$0.53	$1.09	$1.01
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income and comprehensive income	$49,452	$46,265	$103,211	$84,008
Stock-based compensation:
Cost of revenues	114	150	227	299
Research and development	580	864	1,204	1,689
Sales, general and administrative	263	417	553	815
Purchase commitment termination fee	—	—	—	5,500
Business e-mail compromise (“BEC”) fraud loss/(recovery)	(257)	—	(8,291)	—
Implementation of overhead capitalization (1)	(50)	—	(994)	—
Tax effect of non-GAAP adjustments	(377)	(572)	(674)	(1,781)
Non-GAAP net income and comprehensive income	$49,725	$47,124	$95,236	$90,530
Non-GAAP diluted net income per share of common stock	$0.58	$0.53	$1.09	$1.01
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	86,091	89,737	87,285	89,838
(1) - Overhead capitalization was implemented in the first quarter of fiscal 2016. As a result of implementing the policy, we recognized a one-time benefit in the first quarter of fiscal 2016.
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
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of December 31, 2015, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $2.4 million over the next twelve months.
We had cash and cash equivalents of $496.7 million and $446.4 million as of December 31, 2015 and June 30, 2015, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Interim Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Interim Chief Accounting Officer concluded that, as of such date, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our Annual Report, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
Our remediation efforts were ongoing during the three months ended December 31, 2015, and, other than those remediation efforts described in “Remediation Plan and Other Information” in Item 9A of our Annual Report, there were no other changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
The material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report, continued to exist as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company is actively engaged in remediation efforts designed to address the material weaknesses, and subsequent to the filing of its Annual Report the Company has added additional full-time and consulting resources to its finance organization. Additionally, management has reviewed and updated certain accounting policies and procedures, including its disbursement authorities, implemented new financial reporting control procedures and improved overall communication in the finance organization, including clarifying individual roles and responsibilities and documentation standards. The Company is committed to designing, implementing and operating effective internal controls, and management continues to regularly assess its progress. We continue to be materially dependent upon outside consultants to provide us with interim accounting resources while we continue to recruit full-time employees. Successful recruiting and integration of such personnel is a critical component of our remediation efforts designed to address the material weaknesses.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the material weakness in our internal control over financial reporting that existed as of that date, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q and (ii) the unaudited consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
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
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future revenues is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors. We do not employ a direct sales force. Sales to our distributors have accounted for nearly all of our revenues. Our distributors do not make long-term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether.
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
With the use of third-party logistics and warehousing providers, we may decide to increase or maintain higher levels of inventory of finished products or components, which may expose us to a greater risk of carrying excess or obsolete inventory. Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. If the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory.
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
The networking, enterprise WLAN, solar, video surveillance, wireless backhaul and machine-to-machine communications markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including professional service fees associated with the fraud loss.  Additionally, the Company recorded a net recovery of $8.3 million for the six months ended December 31, 2015, bringing the net loss to $30.8 million to date. The ultimate amount of the loss will depend, in part, on the Company’s success in recovering the funds. The Company may not be successful in obtaining any insurance coverage for this loss. While we do not expect the fraud to have a material impact on our business, we have borne, and will continue to bear additional expenses in connection with the remediation and investigation of the fraud.
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
The Company currently has no plans to pay a cash dividend at this time. Our payment of cash dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. These and other factors may also affect the continuation of, or activity under, our previously announced stock repurchase program. Failure to pay cash dividends could cause the market price of our common stock to decline. The discontinuance of, or lack of activity under, our previously announced stock repurchase program could also result in a lower market price of our common stock.

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

Our third-party logistics and warehousing providers in China and elsewhere may fail to safeguard and accurately manage and report our inventory.
We use third-party logistics and warehousing providers located in China to fulfill the majority of our worldwide sales. We also rely on our third-party logistics and warehousing providers to safeguard, and manage and report on the status of our products at their warehouse and in transit. These service providers may fail to safeguard our products, fail to accurately segregate and report our inventory, or fail to manage and track the delivery of our products, which could have a material adverse effect on our operating results and financial condition.
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

There are numerous patents and patent applications in the United States and other countries relating to communications technologies. It can be difficult or impossible to conduct meaningful searches for patents relating to our technologies, or to approach third parties to seek a license to their patents. Even extensive searches for patents that may be relevant to our products may not uncover all relevant patents and patent applications. We cannot determine with certainty whether any existing or future third-party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.
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
Usage of open source software can also lead to greater risks than the use of third-party commercial software, since open source licensors generally do not provide warranties or controls on origin of the software.
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
Over the past several years, we have increased our expenditure on infrastructure to support our anticipated growth and as a result of our being a public company. We are continuing to expand our operations outside the United States, using more professional services and hiring more administrative personnel. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. As a result, we expect our operating expenses to increase.
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
We rely on third-party software and services to conduct our enterprise resource planning, financial planning and analysis, and financial reporting.
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
Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services. We may not be able to control the quality of the systems and services we receive from third-party service providers, which could impair our financial reporting and may negatively impact our operating results and financial condition.
Our debt levels could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in our industry or the economy.
As of December 31, 2015, our balance outstanding under our existing term loan and credit facility was $125.5 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of December 31, 2015. Management determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets during fiscal 2015. In light of these material weaknesses, the Company’s Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.
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

Effective November 6, 2015, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The plan expires on September 30, 2016. As of December 31, 2015, the Company had the full $50 million remaining for common stock repurchases under the repurchase plan.

Common stock repurchase activity under the share repurchase program during the three months ended December 31, 2015 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Estimated Remaining Balance Available for Share Repurchases
October 1, 2015 - October 31, 2015	1,074,749	$34.12	$—
November 1, 2015 - November 30, 2015	—	—	50,000
December 1, 2015 - December 31, 2015	—	—	50,000
Total	1,074,749	$34.12	$50,000

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As previously disclosed in the Form 8-K filed December 18, 2015, Steven R. Altman, a former member of the Board of Directors and a former member of the Audit Committee of the Board, did not stand for re-election upon the expiration of his term at the Company’s Annual Meeting of Stockholders, held on December 16, 2015 (the “Annual Meeting”). As a result, the Audit Committee of the Board is now comprised of two members. The Company subsequently received a letter from NASDAQ stating that the Company is no longer in compliance with NASDAQ Listing Rules which require that the Audit Committee be comprised of at least three directors who meet certain independence and other requirements.  The Company is actively seeking a replacement for Altman’s position.

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

UBIQUITI NETWORKS, INC.

Dated:	February 4, 2016	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 4, 2016	By:	/s/ Mark C. Spragg
Mark C. Spragg

Interim Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.