Form 10-Q
period 2016-03-31
Ubiquiti Networks, Inc.
filed 2016-05-05
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of May 3, 2016, 82,921,684 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$502,549	$446,401
Accounts receivable, net of allowance for doubtful accounts of $1,096 and $1,071 at March 31, 2016 and June 30, 2015, respectively	75,245	66,104
Inventories	42,776	37,031
Vendor deposits	13,459	19,998
Current deferred tax asset	1,551	1,535
Prepaid income taxes	—	2,566
Prepaid expenses and other current assets	5,848	7,711
Total current assets	641,428	581,346
Property and equipment, net	13,127	15,602
Long-term deferred tax asset	1,538	1,515
Other long-term assets	2,261	2,109
Total assets	$658,354	$600,572
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,696	$43,856
Income taxes payable	1,746	1,108
Debt - short-term	10,000	10,000
Other current liabilities	15,873	15,170
Total current liabilities	57,315	70,134
Long-term taxes payable	22,433	19,810
Debt - long-term	146,000	87,500
Deferred revenues - long-term	1,153	974
Total liabilities	226,901	178,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 500,000,000 shares authorized:
82,916,307 and 87,413,777 outstanding at March 31, 2016 and June 30, 2015, respectively	83	87
Additional paid–in capital	—	—
Retained earnings	431,370	422,067
Total stockholders’ equity	431,453	422,154
Total liabilities and stockholders’ equity	$658,354	$600,572
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues	$167,433	$147,456	$480,719	$450,680
Cost of revenues	84,940	81,479	245,681	254,631
Gross profit	82,493	65,977	235,038	196,049
Operating expenses:
Research and development	13,820	15,236	42,810	39,893
Sales, general and administrative	8,538	5,510	24,113	16,568
Business e-mail compromise (“BEC”) fraud loss/(recovery)	(3)	—	(8,294)	—
Total operating expenses	22,355	20,746	58,629	56,461
Income from operations	60,138	45,231	176,409	139,588
Interest expense and other, net	(510)	(763)	(1,277)	(804)
Income before provision for income taxes	59,628	44,468	175,132	138,784
Provision for income taxes	6,929	3,331	19,222	13,639
Net income and comprehensive income	$52,699	$41,137	$155,910	$125,145
Net income per share of common stock:
Basic	$0.63	$0.47	$1.83	$1.42
Diluted	$0.62	$0.46	$1.80	$1.40
Weighted average shares used in computing net income per share of common stock:
Basic	83,349	87,904	85,051	88,115
Diluted	84,685	89,400	86,433	89,707
See notes to condensed consolidated financial statements.

UBIQUITI NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$155,910	$125,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,685	3,178
Provision for inventory obsolescence	580	1,580
Provision for loss on vendor deposits	(96)	—
Write-off of software development costs	2,505	—
Stock-based compensation	2,866	4,179
Excess tax benefit from employee stock-based awards	(671)	(1,579)
Deferred Taxes	(39)	242
Other Adjustments	629	2,706
Changes in operating assets and liabilities:
Accounts receivable	(9,202)	(15,143)
Inventories	(5,873)	3,458
Vendor deposits	6,635	—
Deferred cost of revenues	—	1,279
Prepaid income taxes	2,566	(4,138)
Prepaid expenses and other assets	1,612	(20,738)
Accounts payable	(13,954)	14,813
Income taxes payable	3,931	3,053
Deferred revenues	374	(1,719)
Accrued liabilities and other current liabilities	(514)	28
Net cash provided by operating activities	151,944	116,344
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(4,820)	(10,817)
Net cash used in investing activities	(4,820)	(10,817)
Cash Flows from Financing Activities:
Proceeds from revolver loan	66,000	—
Issuances of debt	—	100,000
Repayment of debt	(7,500)	(72,254)
Repurchases of common stock	(150,003)	(15,000)
Payment of common stock dividend	—	(15,020)
Proceeds from exercise of stock options	778	850
Excess tax benefit from employee stock-based awards	671	1,579
Tax withholdings related to net share settlements of restricted stock units	(922)	(1,620)
Net cash used in financing activities	(90,976)	(1,465)
Net increase in cash and cash equivalents	56,148	104,062
Cash and cash equivalents at beginning of period	446,401	347,097
Cash and cash equivalents at end of period	$502,549	$451,159
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
Basis of Presentation— The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed and consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2015 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2015 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2015 included in the Annual Report. Except as noted below, there have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.
Capitalized Manufacturing Overhead Costs
In fiscal 2016, the Company began capitalizing manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and materials costs related to inventory produced but not sold during the period. As of March 31, 2016, the Company capitalized $1.2 million of manufacturing overhead costs. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in the following quarter, consistent with the Company's historical inventory turnover.
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

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The guidance will be effective for the Company beginning July 1, 2016. The guidance will result only in a reclassification on the Company’s balance sheet and will not have any effect on the Company’s results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11 which explains how the Accounting Standards Codification will be updated to simplify the measurement of inventory costs. The updated guidance requires that inventory be valued at the lower of cost or net realizable value. This differs from current guidance which requires that inventory be valued at the lower of cost or market, where market can be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The guidance will be effective for the Company beginning July 1, 2017. The Company does not anticipate that this guidance will have a material impact on the Company’s consolidated financial statements.
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating ASU 2015-17 but does not anticipate that this guidance will have a material impact on the presentation of the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months and disclose key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. The amendment is effective beginning after December 14, 2017, including interim reporting periods within that reporting year. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." This ASU addresses certain implementation issues that have surfaced since the issuance of ASU 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company is in the process of assessing the impact that adoption of this new standard will have on its consolidated financial statements.
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
For certain of the Company’s financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Additionally, as of March 31, 2016, we held $489.0 million of our $502.5 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur significant tax liabilities if we were to repatriate those amounts.
At March 31, 2016 and June 30, 2015 the Company had debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was Level 2 measurement.
As of March 31, 2016 and June 30, 2015, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	March 31, 2016				June 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$156,000	$—	$156,000	$—	$97,500	$—	$97,500	$—
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net income and comprehensive income	$52,699	$41,137	$155,910	$125,145
Denominator:
Weighted-average shares used in computing basic net income per share	83,349	87,904	85,051	88,115
Add—dilutive potential common shares:
Stock options	1,264	1,367	1,282	1,417
Restricted stock units	72	129	100	175
Weighted-average shares used in computing diluted net income per share	84,685	89,400	86,433	89,707
Net income per share of common stock:
Basic	$0.63	$0.47	$1.83	$1.42
Diluted	$0.62	$0.46	$1.80	$1.40

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Stock Options	—	1	—	—
Restricted stock units	16	101	—	5
	16	102	—	5
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
Finished goods	$40,897	$35,848
Raw materials	1,879	1,183
	$42,776	$37,031

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
BEC recovery receivable	$—	$1,376
Other current assets	5,848	6,335
	$5,848	$7,711

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
Testing equipment	$5,482	$4,816
Computer and other equipment	4,785	4,458
Tooling equipment	5,429	4,073
Furniture and fixtures	1,326	1,239
Leasehold improvements	5,078	4,789
Software (1)	2,398	3,268
Software in development (1),(2)	2,669	2,700
	27,167	25,343
Less: Accumulated depreciation and amortization (3)	(14,040)	(9,741)
	$13,127	$15,602
(1) - In the nine months ended March 31, 2016, the Company recorded a $2.5 million impairment charge for capitalized software development costs due to the cancellation of the commercial launch of certain software and software in development. No new impairment charges were recorded for the three months ended March 31, 2016.
(2) - We capitalized $100 thousand and $1.3 million for software development for the three and nine months ended March 31, 2016, respectively.
(3) - Depreciation expense was $1.4 million and $4.3 million for the three and nine months ended March 31, 2016, respectively.

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
Intangible assets, net (1)	$669	$575
Debt issuance costs, net (2)	750	943
Other long-term assets	842	591
	$2,261	$2,109
(1) - Accumulated amortization was $885 thousand and $690 thousand as of March 31, 2016 and June 30, 2015, respectively.
(2) - Accumulated amortization was $274 thousand and $84 thousand as of March 31, 2016 and June 30, 2015, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
Accrued expenses	$4,160	$5,540
Accrued compensation and benefits	1,397	2,142
Warranty accrual	2,169	2,750
Deferred revenue - short term	2,732	2,538
Customer deposits	2,009	63
Reserve for sales returns	2,249	1,227
Other payables	1,157	910
	$15,873	$15,170
NOTE 6—ACCRUED WARRANTY
The Company offers warranties on certain products and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations and comprehensive income within cost of revenues. The warranties are typically in effect for twelve months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical factors including product failure rates, material usage, and service delivery cost incurred in replacing products. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2016	2015
Beginning balance	$2,750	$2,850
Accruals for warranties issued during the period	1,574	3,253
Settlements made during the period	(2,155)	(2,953)
	$2,169	$3,150
NOTE 7—DEBT

On March 3, 2015, Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated its original credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. The Amended Credit Agreement provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility (collectively, the “Facilities”), with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion), and matures on March 3, 2020. The $100.0 million term loan facility of the Amended Credit Agreement was fully drawn at closing, and $72.3 million was used to repay the outstanding balance under its original credit agreement. During the nine months ended March 31, 2016, the Company drew $66 million against the revolving credit facility. Draws of $15 million and $18 million were made in the second fiscal quarter and draws of $14 million and $19 million were made in the third fiscal quarter. These balances are not due until March 2020, and accordingly are classified as long-term debt. As of March 31, 2016, $90 million was outstanding on the term loan and $66 million on the revolver, leaving $134 million available on the revolver. As of March 31, 2016, the interest rate on the term loan was 2.13%. The table below shows the respective interest rates as of March 31, 2016 in addition to interest rate reset dates and rates as available for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	March 31, 2016	Rate Reset Date	Reset Rate
$15 Million Revolver	2.02%	April 8, 2016	2.13%
$18 Million Revolver	2.01%	April 18, 2016	2.13%
$14 Million Revolver	2.02%	May 31, 2016	*
$19 Million Revolver	2.02%	April 1, 2016	2.13%
* - Reset rate not available as of filing date.

The revolving credit facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities replaced the Company’s $150.0 million senior secured revolving credit facility under its original credit agreement. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 3, 2020, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 2.50% of the original principal amount of the term loan until March 31, 2017, thereafter increasing to 3.75% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty.

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

The Amended Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum leverage ratio of 2.50 to 1.00 and (ii) minimum liquidity of $225.0 million, increasing to $250.0 million in the event of an incremental increase in the size of the Facilities, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the revolving credit facility. In addition, the Amended Credit Agreement contains customary affirmative and negative covenants and includes customary events of default. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement.

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

The revolving and term loans contain other customary terms and conditions which are more fully explained in Note 7 of the audited consolidated financial statements included in the Annual Report for the year ended June 30, 2015.
During the three months ended March 31, 2016, the Company made a payment of $3.0 million against the term loan facility balance under the Amended Credit Agreement, of which $2.5 million was a repayment of principal and $500 thousand was payment of interest. During the nine months ended March 31, 2016, the Company made aggregate payments of $8.9 million against the term loan facility balance under the Amended Credit Agreement, of which $7.5 million was for repayments of principal and $1.4 million was for payments of interest. During the three and nine months ended March 31, 2016, the Company made aggregate payments of $160 thousand and $260 thousand, respectively, against the revolving loan facility under the Amended Credit Agreement. As of March 31, 2016, the Company classified $10.0 million as short-term and $146.0 million as long-term debt on its consolidated balance sheet related to the Facilities under the Amended Credit Agreement.
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
The following table summarizes our estimated debt and interest payment obligations as of March 31, 2016, for the remainder of fiscal 2016 and future fiscal years (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Debt payment obligations	$2,500	$11,250	$15,000	$15,000	$112,250	$—	$156,000
Interest and other payments on debt (1)	888	3,422	3,142	2,822	1,746	—	12,020
Total	$3,388	$14,672	$18,142	$17,822	$113,996	$—	$168,020

(1) - Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2016. Furthermore, two to three month payment intervals on the revolving debt have been assumed, consistent with the Company's elections to date.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases office space in San Jose, California and other locations under various non-cancelable operating leases that expire at various dates through fiscal 2021.
At March 31, 2016, future minimum annual payments under operating leases for the remainder of fiscal 2016 and future fiscal years are as follows (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$1,245	$4,118	$2,279	$1,190	$817	$399	$10,048
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability, and no significant accruals have been recorded for the nine months ended March 31, 2016. The Company had inventory purchase obligations of $22.0 million as of March 31, 2016.
Other Obligations
The Company had other obligations of $6.3 million as of March 31, 2016, which consisted primarily of commitments related to research and development projects.
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
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of March 31, 2016 and June 30, 2015, the authorized capital of the Company included 500,000,000 shares of common stock. As of March 31, 2016 and June 30, 2015, there were 82,916,307 and 87,413,777 shares of common stock outstanding, respectively.

Common Stock Repurchases

Effective August 7, 2015, the Board of Directors approved a $100 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $100 million of its common stock. All common stock repurchased by the Company is immediately retired. Upon retirement, the excess over par value is recorded as a reduction in Additional Paid-in Capital until the balance is reduced to zero, with any additional excess recorded to Retained Earnings. The share repurchase program is funded from existing domestic cash on hand in addition to draws on the revolving credit facility of the Amended Credit Agreement. In the first quarter of fiscal 2016, the Company repurchased 1,872,469 shares of its common stock at an average price per share of $33.79 for an aggregate amount of $63.3 million.  Of the $63.3 million of repurchases and retirements, $1.1 million was recorded against Additional Paid-in Capital and $62.2 million against Retained Earnings. In the second quarter of fiscal 2016, the Company repurchased 1,074,749 shares of its common stock at an average price per share of $34.12 for an aggregate amount of $36.7 million, extinguishing the full $100 million of availability under this stock repurchase program. Of the $36.7 million of repurchases and retirements, $1.1 million was recorded against Additional Paid-in Capital and $35.6 million against Retained Earnings.

Effective November 6, 2015, the Board of Directors of the Company approved a stock repurchase program where the Company may repurchase up to $50 million of its common stock. During the third quarter of fiscal 2016, the Company repurchased 1,765,523 shares of its common stock at an average price per share of $28.30 for an aggregate amount of $50.0 million, extinguishing the full $50.0 million available under this stock repurchase program. Of the $50.0 million of repurchases, $1.2 million was recorded against Additional Paid-in Capital and $48.8 million against Retained Earnings.

Effective May 4, 2016, the Board of Directors of the Company approved a new $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on March 31, 2017.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2016, the Company had 9,995,328 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of sales	$114	$141	$341	$440
Research and development	566	810	1,770	2,499
Sales, general and administrative	202	425	755	1,240
	$882	$1,376	$2,866	$4,179
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2016:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2015	2,301,144	$2.38
Exercised	(127,397)	6.10
Forfeitures and cancellations	(4,324)	13.75
Balance, March 31, 2016	2,169,423	2.14	2.94	$67,531
Vested and expected to vest as of March 31, 2016	2,168,114	$2.14	2.94	$67,502
Vested and exercisable as of March 31, 2016	2,112,635	$1.89	2.84	$66,286

During the three months ended March 31, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.3 million and $2.1 million, respectively, as determined as of the date of option exercise. During the nine months ended March 31, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.5 million and $7.1 million, respectively, as determined as of the date of option exercise.

As of March 31, 2016, the Company had unrecognized compensation costs of $0.3 million related to stock options which the Company expects to recognize over a weighted-average period of 0.7 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and nine months ended March 31, 2016 and 2015.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2015	400,635	$26.95
RSUs granted	125,032	30.89
RSUs vested	(116,561)	24.28
RSUs cancelled	(93,926)	31.68
Non-vested RSUs, March 31, 2016	315,180	$28.09
The intrinsic value of RSUs vested in the three months ended March 31, 2016 and 2015 was $0.9 million and $1.9 million, respectively. The intrinsic value of RSUs vested in the nine months ended March 31, 2016 and 2015 was $3.7 million and $5.7 million, respectively.

As of March 31, 2016, there were unrecognized compensation costs related to RSUs of $6.4 million which the Company expects to recognize over a weighted average period of 3.2 years.
NOTE 11—INCOME TAXES
As of March 31, 2016, the Company had approximately $22.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At March 31, 2016, an insignificant amount of interest and penalties are included in long-term income tax payable. The Company recorded a net increase of its unrecognized tax benefits of $0.3 million for the three months ended March 31, 2016. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company recorded a tax provision of $6.9 million and $19.2 million for the three and nine months ended March 31, 2016, respectively. The Company’s estimated fiscal year 2016 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax filings from fiscal year 2010 and onwards could be subject to examinations by tax authorities.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On February 19, 2016, the U.S. Department of the Treasury filed a notice of appeal and has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its potential impact on Ubiquiti and concluded that no adjustment to the condensed consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
Service Provider Technology	$96,326	58%	$106,242	72%	$309,341	64%	$313,233	70%
Enterprise Technology	71,107	42%	41,214	28%	171,378	36%	137,447	30%
Total revenues	$167,433	100%	$147,456	100%	$480,719	100%	$450,680	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
North America (1)	$57,791	35%	$45,692	31%	$168,158	35%	$153,400	34%
South America	15,450	9%	17,866	12%	61,393	13%	71,242	16%
Europe, the Middle East and Africa	73,269	44%	66,770	45%	194,745	40%	177,474	39%
Asia Pacific	20,923	12%	17,128	12%	56,423	12%	48,564	11%
Total revenues	$167,433	100%	$147,456	100%	$480,719	100%	$450,680	100%

(1)
Revenue for the United States was $54.6 million and $43.9 million for the three months ended March 31, 2016 and 2015, respectively. Revenue for the United States was $158.8 million and $146.1 million for the nine months ended March 31, 2016 and 2015, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2016	2015	2016	2015	2016	2015
Customer A	*	*	10%	10%	*	*
Customer B	*	*	*	10%	*	13%
Customer C	*	*	*	*	11%	12%
Customer D	*	*	*	*	14%	*
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $373 thousand and $980 thousand in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2016, respectively.  In comparison, the Company recognized a total of approximately $150 thousand and $330 thousand in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2015, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
As disclosed in Note 14 of the Annual Report, in June 2015 the Company determined that it was the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. As of June 30, 2015, the Company recovered $8.1 million. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. During the first fiscal quarter of 2016, the Company secured a court order for an additional recovery of $8.6 million. As a result, the Company recorded a net recovery of $8.0 million for the three months ended September 31, 2015, comprised of the $8.6 million recovery less $564 thousand of professional service fees associated with the recovery. As of September 30, 2015, $6.0 million of the $8.6 million was recorded as receivable. During the second fiscal quarter of 2016, the Company collected the $6.0 million, receiving $5.6 million in cash net of $400 thousand in foreign exchange loss and transaction fees. Additionally, the Company recorded a net recovery of $257 thousand as a result of incurring $344 thousand less in BEC legal expenses than previously accrued at September 30, 2015 offset by $87 thousand in transaction fees. No additional recoveries were made during the three months ended March 31, 2016.

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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and Original Equipment Manufacturers (“OEMs”). Sales to distributors accounted for 99% of our revenues in the three and nine months ended March 31, 2016.
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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of March 31, 2016 and June 30, 2015, we had deferred revenues of $3.9 million and $3.5 million, respectively, related to these obligations.
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

Results of Operations
Comparison of Three and Nine Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	(In thousands, except percentages)
Revenues	$167,433	100%	$147,456	100%	$480,719	100%	$450,680	100%
Cost of revenues (1)(2)(3)	84,940	51%	81,479	55%	245,681	51%	254,631	56%
Gross profit	82,493	49%	65,977	45%	235,038	49%	196,049	44%
Operating expenses:
Research and development (1)	13,820	8%	15,236	10%	42,810	9%	39,893	9%
Sales, general and administrative (1)	8,538	5%	5,510	4%	24,113	5%	16,568	4%
Business e-mail compromise (“BEC”) fraud loss/(recovery)	(3)	*	—	*	(8,294)	(2)%	—	*
Total operating expenses	22,355	13%	20,746	14%	58,629	12%	56,461	13%
Income from operations	60,138	36%	45,231	31%	176,409	37%	139,588	31%
Interest expense and other, net	(510)	*	(763)	*	(1,277)	*	(804)	*
Income before provision for income taxes	59,628	36%	44,468	30%	175,132	36%	138,784	31%
Provision for income taxes	6,929	4%	3,331	2%	19,222	4%	13,639	3%
Net income and comprehensive income	$52,699	31%	$41,137	28%	$155,910	32%	$125,145	28%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$114		$141		$341		$440
Research and development	566		810		1,770		2,499
Sales, general and administrative	202		425		755		1,240
Total stock-based compensation	$882		$1,376		$2,866		$4,179
(2) Includes purchase commitment termination fee	$—		$—		$—		$5,500
(3) Includes benefit of implementing overhead capitalization	$(219)		$—		$(1,213)		$—
Revenues
Total revenues increased $19.9 million, or 13%, from $147.5 million in the three months ended March 31, 2015 to $167.4 million in the three months ended March 31, 2016. Revenues increased $30.0 million, or 7% from $450.7 million in the nine months ended March 31, 2015 to $480.7 million in the nine months ended March 31, 2016. The drivers of both increases are discussed in further detail below. During the three and nine months ended March 31, 2016, there were no material price changes in the Company's products sold. During these periods there were changes in product mix, including a higher mix of Enterprise Technology products sold as compared to the three and nine months ended March 31, 2015.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	(in thousands, except percentages)
Service Provider Technology	$96,326	58%	$106,242	72%	$309,341	64%	$313,233	70%
Enterprise Technology	71,107	42%	41,214	28%	171,378	36%	137,447	30%
Total revenues	$167,433	100%	$147,456	100%	$480,719	100%	$450,680	100%

Service Provider Technology revenue decreased $9.9 million, or 9%, from $106.2 million in the three months ended March 31, 2015 to $96.3 million in the three months ended March 31, 2016. Revenues decreased $3.9 million, or 1%, from $313.2 million in the nine months ended March 31, 2015 to $309.3 million in the nine months ended March 31, 2016. The decrease in

Service Provider Technology revenue during the three months ended March 31, 2016 as compared to the same period in the prior year was primarily due to decreased revenues for Service Provider Technology products outside of the Asia Pacific region. The decrease in Service Provider Technology revenue during the nine months ended March 31, 2016, as compared to the same period in the prior year, was primarily due to decreased revenues from Service Provider Technology products in South America partially offset by increased revenues in Asia Pacific.

Enterprise Technology revenue increased $29.9 million, or 73%, from $41.2 million in the three months ended March 31, 2015 to $71.1 million in the three months ended March 31, 2016. Revenues increased $34.0 million, or 25%, from $137.4 million in the nine months ended March 31, 2015 to $171.4 million in the nine months ended March 31, 2016. The increase in Enterprise Technology revenue during the three months ended March 31, 2016 as compared to the same period in the prior year was primarily due to increased Enterprise Technology revenues in North America, Europe, the Middle East and Africa ("EMEA") and Asia Pacific with flat growth in revenues in South America. The increase in Enterprise Technology revenue during the nine months ended March 31, 2016 as compared to the same period in the prior year was, similarly, due to increased revenues in North America, EMEA and Asia Pacific partially offset by decreased revenues in South America. For both the three and nine month periods ended March 31, 2016, the increase in revenues was largely driven by new Enterprise Technology products.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
North America (1)	$57,791	35%	$45,692	31%	$168,158	35%	$153,400	34%
South America	15,450	9%	17,866	12%	61,393	13%	71,242	16%
Europe, the Middle East and Africa	73,269	44%	66,770	45%	194,745	40%	177,474	39%
Asia Pacific	20,923	12%	17,128	12%	56,423	12%	48,564	11%
Total revenues	$167,433	100%	$147,456	100%	$480,719	100%	$450,680	100%

(1)
Revenue for the United States was $54.6 million and $43.9 million for the three months ended March 31, 2016 and 2015, respectively. Revenue for the United States was $158.8 million and $146.1 million for the nine months ended March 31, 2016 and 2015, respectively.

North America
Revenues in North America increased $12.1 million, or 26%, from $45.7 million in the three months ended March 31, 2015 to $57.8 million in the three months ended March 31, 2016. Revenues increased $14.8 million, or 10%, from $153.4 million in the nine months ended March 31, 2015 to $168.2 million in the nine months ended March 31, 2016. The increase in North American revenues during the three and nine months ended March 31, 2016 as compared to the same periods in the prior year was primarily due to increased Enterprise Technology revenue.
South America
Revenues in South America decreased $2.4 million, or 13%, from $17.9 million in the three months ended March 31, 2015 to $15.5 million in the three months ended March 31, 2016. Revenues decreased $9.8 million, or 14%, from $71.2 million in the nine months ended March 31, 2015 to $61.4 million in the nine months ended March 31, 2016. The decrease in South American revenues during the three months ended March 31, 2016 as compared to the same period in the prior year was primarily due to decreased revenues from Service Provider Technology products. Similarly, the decrease in South American revenues during the nine months ended March 31, 2016, as compared to the same period in the prior year was primarily due to decreased revenues from Service Provider Technology products, however, also included decreased revenues from Enterprise Technology products. We believe that recent declines in South American revenues continue to be substantially driven by a strong U.S. dollar and by general economic instability in the region.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $6.5 million, or 10%, from $66.8 million in the three months ended March 31, 2015 to $73.3 million in the three months ended March 31, 2016. Revenues increased $17.2 million, or 10%, from $177.5 million in the nine months ended March 31, 2015 to $194.7 million in the nine months ended March 31, 2016. The increase in EMEA revenues during the three months ended March 31, 2016 as compared to the same period in the prior year was primarily due to increased revenues from Enterprise Technology products offset by slightly decreased revenues from Service Provider Technology products. The increase in EMEA revenues during the nine months ended March 31, 2016 as compared to the same period in the prior year was primarily driven by increased revenues from Enterprise Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $3.8 million, or 22%, from $17.1 million in the three months ended March 31, 2015 to $20.9 million in the three months ended March 31, 2016. Revenues increased $7.8 million, or 16%, from $48.6 million in the nine months ended March 31, 2015 to $56.4 million in the nine months ended March 31, 2016. The increase in Asia Pacific revenues during both the three and nine months ended March 31, 2016, as compared to the same periods in the prior year, was primarily due to increases in both Enterprise Technology and Service Provider Technology revenues.
Cost of Revenues and Gross Profit
Cost of revenues increased $3.4 million, or 4%, from $81.5 million in the three months ended March 31, 2015 to $84.9 million in the three months ended March 31, 2016. This increase was primarily due to our overall increase in revenues partially offset by lower product costs associated with the mix of products sold during the three months ended March 31, 2016 as compared to the same period in the prior year.
Cost of revenues decreased $8.9 million, or 3%, from $254.6 million in the nine months ended March 31, 2015 to $245.7 million in the nine months ended March 31, 2016. This reduction reflects a non-recurring termination fee of $5.5 million recognized in the prior nine months ended March 31, 2015 related to the cancellation of a purchase commitment. Additionally, as discussed further in Note 2, in the nine months ended March 31, 2016, the Company began capitalizing manufacturing overhead related to inventory produced but not sold during the period. Specifically, in the nine months ended March 31, 2016, the impact of capitalization of manufacturing overhead was a net reduction of $1.2 million to cost of revenues. The remaining decrease in costs of revenues is attributable to improved margins for both Service Provider and Enterprise Technologies coupled with changes in mix of products sold during the nine months ended March 31, 2016.
Gross profit margin increased to 49% in the three months ended March 31, 2016 compared to 45% in the three months ended March 31, 2015, and also increased to 49% in the nine months ended March 31, 2016, compared to 44% in the nine months ended March 31, 2015. The increases for both periods are consistent with change in mix of products sold during the three and nine months ended March 31, 2016, as compared to the three and nine months ended March 31, 2015.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses decreased $1.4 million, or 9%, from $15.2 million in the three months ended March 31, 2015 to $13.8 million in the three months ended March 31, 2016. As a percentage of revenues, research and development expenses decreased from 10% in the three months ended March 31, 2015 to 8% in the three months ended March 31, 2016. This decrease is primarily due to decreases in certain one-time costs incurred for IP purchased for use in our products in the three months ended March 31, 2016 as compared to the similar period in 2015.
Research and development costs increased $2.9 million, or 7% from $39.9 million in the nine months ended March 31, 2015 to $42.8 million in the nine months ended March 31, 2016. As a percentage of revenues, research and development expenses remained flat at 9% for both the nine months ended March 31, 2015 and March 31, 2016. This increase in absolute dollar expenditures is primarily driven by a $2.5 million impairment charge for capitalized software and software in development costs recognized in the nine months ended March 31, 2016 due to the cancellation of the commercial launch of certain software in development. Over time, we expect our research and development costs to increase in absolute dollars as we continue making investments in developing new products and developing new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $3.0 million, or 55%, from $5.5 million in the three months ended March 31, 2015 to $8.5 million in the three months ended March 31, 2016. As a percentage of revenues, sales, general and administrative expenses increased from 4% in the three months ended March 31, 2015 to 5% in the three months ended March 31, 2016. Sales, general and administrative expenses increased $7.5 million, or 45%, from $16.6 million in the nine months ended March 31, 2015 to $24.1 million in the nine months ended March 31, 2016. As a percentage of revenues, sales, general and administrative expenses increased from 4% in the nine months ended March 31, 2015 to 5% in the nine months ended March 31, 2016. Increases for both the three and nine months ended March 31, 2016 as compared to the same periods in the prior year are primarily attributable to general and administrative costs incurred for interim management and advisory services to remediate internal control weaknesses as disclosed in the Annual Report. Additionally, increases were driven by higher sales and marketing expenses incurred related to increased hiring of business development personnel and overall increases in business development initiatives for the three and nine months ended March 31, 2016 as compared to the same periods in the prior year.
Provision for Income Taxes
Our provision for income taxes increased $3.6 million or 109%, from $3.3 million for the three months ended March 31, 2015 to $6.9 million for the three months ended March 31, 2016. Our effective tax rate increased to 12% for the three months ended March 31, 2016 as compared to 7% for the three months ended March 31, 2015 . The higher effective tax rate in the three months ended March 31, 2016 was primarily due to a discrete one-time tax expense recorded in the U.S. as compared to the three months ended March 31, 2015, as well as a discrete one-time tax benefit recorded in the U.S. jurisdiction in the three months ended March 31, 2015. Our provision for income taxes increased $5.6 million, or 41%, from $13.6 million for the nine months ended March 31, 2015 to $19.2 million for the nine months ended March 31, 2016. Our effective tax rate increased from 9.8% for the nine months ended March 31, 2015 to 11.0% for the nine months ended March 31, 2016. The higher effective tax rate for the nine months ended March 31, 2016 as compared to the similar period in the prior year was primarily due to a reduced tax benefit from federal research credits and other discrete items.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $446.4 million at June 30, 2015 to $502.5 million at March 31, 2016.
Consolidated Cash Flow Data
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$151,944	$116,344
Net cash used in investing activities	(4,820)	(10,817)
Net cash used in financing activities	(90,976)	(1,465)
Net increase in cash and cash equivalents	$56,148	$104,062
Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2016 of $151.9 million consisted primarily of net income of $155.9 million and net changes in operating assets and liabilities that resulted in net cash outflows of $14.4 million. This net change was primarily driven by outflows arising from a $14.5 million decrease in accounts payable and accrued liabilities, a $9.2 million increase in accounts receivable due to overall higher revenues for the period, and a $5.9 million increase in inventory to fulfill expected future sales orders. These outflows were offset by changes in operating assets and liabilities resulting in cash inflows, including a $6.6 million decrease in vendor deposits due to consumption of raw material backed by vendor deposits, a $3.9 million increase in taxes payable due to increases in the income tax provision, a $2.6 million decrease in prepaid taxes due to the timing of federal tax payments, a $374 thousand increase in deferred revenue due to additional PCS revenue deferrals during the period, and a $1.6 million decrease in prepaid expenses and other current assets. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation (net of excess tax benefit), depreciation and amortization, write-off of previously capitalized software development costs, increases to our provision for inventory obsolescence due to consumption of inventory previously reserved, and increases to our provision for sales returns. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $10.5 million.

Net cash provided by operating activities in the nine months ended March 31, 2015 of $116.3 million consisted primarily of net income of $125.1 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $19.1 million. These changes consisted primarily of a $14.8 million increase in accounts payable and accrued liabilities due primarily to our increase in cost of revenues, a $20.7 million increase in prepaid expenses and other current assets due to the timing of deposit payments with our suppliers, an $3.5 million decrease in inventory due to our efforts to build warehouse stock levels and ultimately decrease lead times, a $3.1 million increase in taxes payable and a $4.1 million increase in prepaid taxes due to the timing of federal tax payments. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases in our allowance for doubtful accounts, a write-off of our intangible assets and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $10.3 million.
Cash Flows from Investing Activities
We used $4.8 million of cash in investing activities during the nine months ended March 31, 2016. Our investing activities consist of capital expenditures for machinery and equipment related to product development and prototyping activities in addition to purchases of intangible assets. Capital expenditures for the nine months ended March 31, 2016 and 2015 were $4.5 million and $10.8 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $288 thousand and $38 thousand during the nine months ended March 31, 2016 and 2015, respectively, consisting primarily of legal costs associated with trademark applications and acquisition of domain names.
Cash Flows from Financing Activities
We used $91.0 million of cash in financing activities during the nine months ended March 31, 2016. During the nine months ended March 31, 2016 we paid $150.0 million for repurchases of our common stock. We also made repayments of $7.5 million on our outstanding term loan debt under the Amended Credit Agreement. These cash outflows were offset by financing cash inflows, including four draws made under the revolver facility of our Amended Credit Agreement totaling $66.0 million that were used, in part, for the repurchases of our common stock discussed above. Additionally, cash inflows from financing activities included $778 thousand of cash proceeds received from the exercise of stock options in addition to $671 thousand of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units totaling $922 thousand.
We had $1.5 million of cash used in financing activities during the nine months ended March 31, 2015, primarily from cash received from our term loan with Wells Fargo Bank of $100.0 million, offset by repayments of our prior original credit agreement with Wells Fargo Bank of $72.3 million. Additionally, during the nine months ended March 31, 2015, we paid $15.0 million for dividends on our common stock and paid $15.0 million for repurchases of our common stock and had tax withholdings related to net share settlements of restricted stock units of $1.6 million. Other cash inflows from financing activities included cash received for stock option exercises of $850 thousand and an excess tax benefit from employee stock-based awards of $1.6 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our Amended Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of March 31, 2016, we held $489.0 million of our $502.5 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur significant tax liabilities if we decide to repatriate those amounts.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2016.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a significant liability for the above indemnities at March 31, 2016.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of March 31, 2016 for the remainder of fiscal 2016 and future fiscal years (in thousands):

	2016 (remainder)	2017	2018	2019	2020	Thereafter	Total
Operating leases	$1,245	$4,118	$2,279	$1,190	$817	$399	$10,048
Debt payment obligations	2,500	11,250	15,000	15,000	112,250	—	156,000
Interest and other payments on debt	888	3,422	3,142	2,822	1,746	—	12,020
Purchase obligations	21,965	—	—	—	—	—	21,965
Other obligations	6,258	65	3	—	—	—	6,326
Total	$32,856	$18,855	$20,424	$19,012	$114,813	$399	$206,359
Operating Leases
We lease our headquarters in San Jose, California in addition to other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2021.
Principal, Interest and Other Debt Payment Obligations
On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). Please see Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information. Although interest rates on our debt obligations will likely vary over time, we have assumed our interest rates as of March 31, 2016 as the interest rates for all fiscal years presented. Furthermore, the interest payment intervals on our revolving debt are determined at the Company's election pursuant to the Amended Credit Agreement, and may change over time. For purposes of the table above, we have assumed two to three month payment intervals on our revolving debt, consistent with our elections to date. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. Component and product inventory held by our manufacturers or our third-party logistics providers is not recorded on our balance sheet until legal title passes to the Company. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components they purchased and for manufacturing and other costs related to these components. We periodically review the potential liability, and no significant liabilities for cancellations have been recorded for the nine months ended March 31, 2016. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $22.0 million as of March 31, 2016.
Other Obligations

We had other obligations of $6.3 million as of March 31, 2016, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits
As of March 31, 2016, we had $22.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Non-GAAP Financial Measures
Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our Condensed Consolidated Financial Statements presented in accordance with GAAP, we use Non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described below. Management believes that these Non-GAAP financial measures reflect an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. Non-GAAP financial measures used by us include net income or loss and diluted net income or loss per share. Other companies may calculate these measures differently than we do, limiting the usefulness of these items as comparative measures.
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

The following table shows our Non-GAAP financial measures:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Non-GAAP net income and comprehensive income	$53,032	$41,963	$148,267	$132,493
Non-GAAP diluted net income per share of common stock	$0.63	$0.47	$1.72	$1.48
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
The following table shows a reconciliation of GAAP net income and comprehensive income to non-GAAP net income and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income and comprehensive income	$52,699	$41,137	$155,910	$125,145
Stock-based compensation:
Cost of revenues	114	141	341	440
Research and development	566	810	1,770	2,499
Sales, general and administrative	202	425	755	1,240
Purchase commitment termination fee	—	—	—	5,500
Business e-mail compromise (“BEC”) fraud loss/(recovery)	(3)	—	(8,294)	—
Implementation of overhead capitalization (1)	(219)	—	(1,213)	—
Tax effect of non-GAAP adjustments	(327)	(550)	(1,002)	(2,331)
Non-GAAP net income and comprehensive income	$53,032	$41,963	$148,267	$132,493
Non-GAAP diluted net income per share of common stock	$0.63	$0.47	$1.72	$1.48
Weighted-average shares used in computing non-GAAP diluted net income per share of common stock	84,685	89,400	86,433	89,707
(1) - Overhead capitalization was implemented in the first quarter of fiscal 2016. As a result of implementing the policy, we recognized a benefit in the first quarter of fiscal 2016.
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
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of March 31, 2016, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $3.0 million over the next twelve months.
We had cash and cash equivalents of $502.5 million and $446.4 million as of March 31, 2016 and June 30, 2015, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our Annual Report, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
The material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report, continued to exist as of the end of the period covered by this Quarterly Report on Form 10-Q. Our remediation efforts were ongoing during the three months ended March 31, 2016, and significant progress towards the ongoing remediation of the material weaknesses has been made, wherein management has implemented the following measures:

Regarding the lack of sufficient, competent personnel necessary for effective financial reporting, we recruited and transitioned the leadership team within the finance organization by adding additional qualified and experienced personnel. In conjunction with the recruitment efforts, we have updated our accounting policies and procedures documentation together with key process level documents, including clarification of roles and responsibilities within the finance organization.

Regarding the ineffectively designed and maintained controls required for safeguarding of the Company’s funds and timely detection of improper transactions in the general ledger, we have implemented new policies and controls surrounding disbursement authorities and journal entry creation, including training on required supporting documentation.

Regarding the ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers, the Company has reviewed and updated user access and transaction privileges to the general ledger and interfacing subsidiary systems through the implementation of appropriate system and manual controls. Additionally, we have performed a segregation of duties analysis over general ledger access. Management has also developed policies to ensure that future system changes consider impacts to the general ledger, including transaction privileges and segregation of duties.

The above remediation efforts have been substantially completed during the three months ended March 31, 2016 and management believes that the processes and controls discussed above will remediate the material weaknesses in our internal controls over financial reporting. However, management has not yet completed testing of these internal controls. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation. The material weaknesses will be fully remediated when, in the opinion of management, the revised control processes have been operating effectively for a sufficient period of time and independently validated by our auditors.

Other than those remediation efforts described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the material weakness in our internal control over financial reporting that existed as of that date, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q and (ii) the unaudited Condensed Consolidated Financial Statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including professional service fees associated with the fraud loss.  Additionally, the Company recorded a net recovery of $8.3 million for the six months ended December 31, 2015, bringing the net loss to $30.8 million to date. No additional recoveries were made during the three months ended March 31, 2016. The ultimate amount of the loss will depend, in part, on the Company’s success in recovering the funds. The

Company may not be successful in obtaining any insurance coverage for this loss. While we do not expect the fraud to have a material impact on our business, we have borne, and will continue to bear additional expenses in connection with the remediation and investigation of the fraud.
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
As of March 31, 2016, our balance outstanding under our existing term loan and credit facility was $156.0 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management determined that the foregoing material weaknesses did not result in a material misstatement in the Condensed Consolidated Financial Statements as of March 31, 2016. Management determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets during fiscal 2015. In light of these material weaknesses, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016.
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

On August 4, 2015, the Board of Directors of the Company approved a $100 million stock repurchase program. Under this stock repurchase program, the Company was authorized to repurchase up to $100 million of our common stock.  The Company extinguished the full $100 million of availability under this stock repurchase program on October 20, 2015.

Effective November 6, 2015, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The Company extinguished the full $50 million of availability under this stock repurchase program on February 3, 2016.

Common stock repurchase activity under the share repurchase program during the three months ended March 31, 2016 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
January 1, 2016 - January 31, 2016	1,342,075	$28.26	1,342,075	$12,043
February 1, 2016 - February 29, 2016	423,448	28.42	423,448	—
March 1, 2016 - March 31, 2016	—	—	—	—
Total	1,765,523	$28.30	1,765,523	$—

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

UBIQUITI NETWORKS, INC.

Dated:	May 5, 2016	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 5, 2016	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.