Form 10-K
period 2016-06-30
Ubiquiti Networks, Inc.
filed 2016-08-22
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $865,142,102 based upon the closing price of $31.69 of such common stock on the NASDAQ Global Select Market on December 31, 2015 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2015 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 17, 2016, 81,824,097 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
This Report also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts, including those generated by Cisco Systems, Inc. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. These industry publications, surveys and forecasts generally indicate that their information has been obtained from sources believed to be reliable. While we believe these industry publications, surveys and forecasts are reliable, we have not independently verified such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Item 1A. "Risk Factors."
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
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, switching and routing solutions and machine-to-machine communication components. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.

In May 2016, we announced Ubiquiti Labs, a division focusing on research and development of consumer electronics. At the same time, we announced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home.
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
Our revenues were $666.4 million, $595.9 million and $572.5 million in the fiscal years ended June 30, 2016, 2015 and 2014, respectively. We reported net income of $213.6 million, $129.7 million and $176.9 million in the fiscal years ended June 30, 2016, 2015 and 2014, respectively. In this Annual Report on Form 10-K, we refer to the fiscal years ended June 30, 2016, 2015 and 2014 as fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Industry Overview
Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, global Internet protocol, or IP, traffic is expected to increase from 72.5 exabytes per month in 2015 to 194.4 exabytes per month in 2020, representing an approximate 22% compound annual growth rate, or CAGR, over that period. Additionally, it is estimated that there will be 3.4 networked devices per capita connected to IP networks in 2020, up from 2.2 networked devices per capita in 2015. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks are emerging as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.
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

•
Scalable community-led approach. Purchasing our proprietary products and solutions enables immediate access to the Ubiquiti Community, including current and historical troubleshooting and technical information as well as best practices and deployment advice for our end users. Product support from the Ubiquiti Community is self-sustaining and scales efficiently, with growth and relevance driven by the size and engagement of our customer base. This scalable community-led approach to customer support contributes to the lower total cost of ownership of our products and solutions relative to incumbent providers. Additionally, the Ubiquiti Community provides an effective channel for product feedback from our customer base.

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

•
Leverage our technologies and business model in adjacent markets. We intend to continue to leverage our technologies and business model to target other large and growing markets that we believe are ripe for disruption such as video surveillance, machine-to-machine communications, routing, switching and licensed microwave wireless backhaul markets. For the enterprise market, we enhanced our enterprise WLAN product line, UniFi, in fiscal 2015 and fiscal 2016 and have experienced strong adoption by a largely new customer base. We believe we are well positioned to gain traction in these new addressable markets and will continue to accelerate our innovation in these products.

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
Our airMAX platform includes proprietary protocols developed by us that contain advanced technologies for minimizing signal noise. These proprietary protocols help our products deliver carrier-class wireless networking performance for video, voice and data applications. airMAX is able to support a wireless network that can scale to hundreds of clients per base station over long distances while maintaining low latency and high throughput. Unlike most systems using 802.11 standard protocols, which are primarily designed for indoor networks, our airMAX systems use a proprietary Time Division Multiple Access, or TDMA, protocol to manage the sending and receiving of data over the network to maximize air time efficiency. Since the initial launch, we have expanded the airMAX product line with significant improvements in performance, including the airMAX ac products.
A majority of our airMAX products and solutions can leverage multiple input multiple output, or MIMO, technology, which relates to the use of multiple antennas at both the transmitter and receiver to improve performance. Most of our radios employ multiple independent transmitters and receivers to create independent communication channels using the same frequency spectrum. We use advanced array signal processing techniques to combine our radios’ communications channels into a single, higher data rate channel. Our high performance outdoor antennas are designed to amplify signal power, resulting in stronger signals and better link quality, and to block noise. Our design produces a better signal-to-noise ratio for each channel and simplified signal processing to combine the channels, which in turn effectively doubles the throughput of our antennas, when compared to single input single output devices. Our devices support various WPA and WPA2 encryption protocols.
Network Routing Platform—EdgeMAX
Our EdgeMAX platform is a disruptive price-performance software and systems routing platform. EdgeMAX is powered by our full-featured EdgeOS operating system that includes advanced QoS, firewall, dynamic routing and VPN functionality. Since the initial launch we have introduced a full series of routers and switches that address our core markets.
Point-to-point Wireless Backhaul—airFiber
Our AirFiber platform is a point-to-point radio system. Components of the airFiber product, including the radio, were designed to provide low latency with high throughput. Our airFiber product uses an integrated split antenna and a global positioning system to simultaneously send data packets from each side of the link. We engineered proprietary communication protocols so that airFiber does not suffer from the traditional packet overhead associated with Wi-Fi based standards. In February 2015, we introduced airFiber 5X, the first airFiber X radio with full 5GHz global 5GHz band operation. We believe the airFiber family of products offers a compelling alternative to wired backhaul as airFiber is not easily susceptible to vandalism, copper theft, and fiber optic damage because only the endpoints need to be secured. airFiber does not require physical infrastructure such as laying cable or fiber, and by utilizing unlicensed spectrum, customers achieve significantly faster deployment.

Solar Platform - sunMAX

In October 2015, we introduced sunMAX, an end-to-end, plug and play solar solution that offers simplified installations for reduced deployment time.
Our current major enterprise solutions include:
Enterprise WLAN—UniFi
Our UniFi Enterprise Wi-Fi System is a scalable Wi-Fi solution that includes Wi-Fi certified hardware with a software based management controller, targeting enterprise customers. UniFi hardware utilizes MIMO technology, works with 802.11a/b/g/n and ac standards and uses a single cable for data transmission and power-over-Ethernet. UniFi uses a virtual controller that allows for on-site management or remote management through the cloud, allowing customers to deploy UniFi in both indoor and outdoor applications. Each UniFi access point can be managed centrally with the UniFi Controller software, which we provide free of charge. The UniFi Controller enables enterprise WLAN managers to centrally configure and administer a UniFi network and individual access points. The UniFi platform provides UniFi access point detection, firmware updates, real-time status, map loading, advanced security options and “zero handoff roaming,” our proprietary innovation for seamless roaming for mobile devices. Since the initial launch, we have expanded our UniFi Enterprise system to include UniFi AC products.
Video Surveillance—UniFi Video
Our line of UniFi Video IP cameras use a single cable for data transmission and power-over-Ethernet. Our management controller software can be used to manage multiple UniFi Video IP cameras as well as manage digital video recorder devices. UniFi Video software is available for download at no cost on our website and only manages Ubiquiti Network camera devices. Similar to our other network management products, UniFi Video can be accessed securely from any web browser, provides detailed statistical reporting and advanced analytics and provides a management console with multiple views, versatile camera settings and customizable event recordings. Since the initial launch, we have expanded the UniFi Video platform to include new products such as UniFi Video Camera G3 products, our 1080p cameras with infrared, and UniFi Video Micro products, our smaller 720p cameras.
UniFi Switch
Managed by the UniFi Controller software, UniFi Switches deliver performance, switching, and PoE+ support for enterprise networks.  The UniFi Switches can power UniFi AP's, and UniFi Video Cameras.

UniFi Security Gateway

The UniFi Security Gateway extends the UniFi enterprise solutions to provide cost-effective, reliable routing and advanced network security. Managed by the UniFi Controller software, the UniFi Security Gateway offers advanced firewall, virtual network segments, a site-to-site VPN, QoS priority and other functionalities.

Machine-To-Machine Communication—mFi

Our mFi platform includes hardware sensors, power devices, and management software that allows devices to be monitored and controlled remotely via Wi-Fi. For example, mFi allows users to manage and monitor their building temperature and power consumption. The management controller software is IP based and can be accessed from any browser locally or through the cloud. mFi software allows management to create rules to control numerous devices.

New product line introductions
In May 2016, we announced a new consumer product platform called AmpliFi, a cost-effective Wi-Fi system solution designed to serve the demands of the modern connected home. More specifically, AmpliFi products are designed to excel in demanding homes serving multiple connected devices, high-quality video streaming, and distributing fast Internet bandwidth ubiquitously while eliminating Wi-Fi dead zones. We started shipping AmpliFi products in the first quarter of fiscal 2017.

The table below summarizes information about our major product platforms:

Name	Target Applications	Bands of Operation (GHz)	MSRP
Service Provider Products
airMAX	Base station/Backhaul/CPE/Bridge	0.9/ 2.4/ 3/ 5/10	$49 - $499
EdgeMAX	Routing/Switching	N/A	$49 - $999
airFiber	Wireless Backhaul	2.4/3/4/5/11/24	$399 - $3,000(1)
Enterprise Products
UniFi	WLAN	2.4/5	$59 - $1,540
UniFi Video	IP Video Surveillance	N/A	$23 - $679
UniFi Switch	Switching	N/A	$199 - $1,025
mFi	Machine-To-Machine Communication	2.4/5	$8 - $99

(1)	MSRP listed is for one airFiber unit only, but is typically sold in pairs.

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

As of June 30, 2016, our research and development team consisted of 308 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Lithuania, Poland, China, the Czech Republic, Latvia and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $57.8 million, $54.6 million and $34.0 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase.
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
In addition to utilizing contract manufacturers, we outsource most of our logistics warehousing and order fulfillment functions, which are located primarily in China, and to a lesser extent, Taiwan and United States. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.

Sales and Distribution
Historically, we have not employed a direct sales force, nor do we plan to in the future. We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2016, we sold our products to over 100 distributors and direct customers (collectively, “customers”) in over 60 countries. In fiscal 2014, Flytec Computers Inc. represented 13% of our revenues.  No other customer accounted for 10% or more of our revenues in fiscal 2016, fiscal 2015 or fiscal 2014.

A substantial majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. Sales in South America accounted for 13%, 16% and 19% of our revenues in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Sales in Europe, the Middle East and Africa accounted for 39%, 40%, and 43% of our revenues in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Sales in Asia Pacific accounted for 12%, 11%, and 13% of our revenues in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. Information regarding financial data by geographic areas is set forth in Item 7 and Item 15 of this Form 10-K. See Note 12 of Notes to Consolidated Financial Statements under Item 15.
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
We have expanded the scope of our training certification program for distributors and other interested individuals through updated classroom curriculum and new online courses. In fiscal 2016, Ubiquiti recertified 264 trainers across our various product platforms with more than 21,000 students enrolled in training.
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
As of June 30, 2016, we had 39 issued patents in the United States, 20 issued patents in foreign countries and over 130 pending U.S. and foreign patent applications. These patent applications relate to various features embedded in certain of our products, including the integration of components in a microwave system and certain performance improvements to radio receivers, and certain technologies in developments. We have filed, and will continue to file, patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Any patents issued to us now or in the future may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2016, we owned U.S. trademark registrations in Ubiquiti, Ubiquiti Networks, the U logo, the beam logo, UBNT, airMAX, airControl, airOS, airFiber, airGateway, airGrid, airPRISM, airView, UniFi, mFi, EdgeMAX, Edgepoint, InnerFeed, Litebeam, NanoBeam, NanoStation, NanoBridge, PowerBeam, PowerBridge, Poweroverfiber, Rocket, and a number of trademark applications and registrations in the United States and other countries.
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
Employees
As of June 30, 2016, we employed and or contracted with 537 full time equivalent employees, which included 308 in research and development, 77 in sales, general and administrative and 152 in operations. None of our employees are represented by a labor union or is a party to a collective bargaining agreement. We consider our relations with our employees to be good.
Corporate Information
We were incorporated in the State of California in 2003 as Pera Networks, Inc., and we commenced our current operations in 2005 and changed our name to Ubiquiti Networks, Inc. at that time. In June 2010, Ubiquiti Networks, Inc., a California corporation, changed its state of organization to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. Our executive offices are located at 2580 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 942-3085. Our website address is www.ubnt.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and others, primarily through our network of distributors. We do not employ a direct sales force. Sales to our distributors have accounted for nearly all of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether.
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
The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for enterprise networking equpment and consumer products possess similar characteristics of rapid technological updates, evolving industry standards, frequent changes in consumer preferences, frequent new product introductions and short and unpredictable product life cycles. Our ability to keep pace in these markets depends upon our ability to enhance our current products, and continue to develop and introduce new products rapidly and at competitive prices. The success of new product introductions or updates on existing products depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up, the effective management of our inventory and manufacturing schedule and the risk that new products may have defects or other deficiencies in the early stages of introduction.Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff, to successfully innovate, and to adapt to technological changes and advances in the industry. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new versions of our products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and our users may switch to competing products.
The markets in which we compete are highly competitive.
The networking, enterprise WLAN, video surveillance, wireless backhaul, machine-to-machine communications, solar and consumer markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

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
Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to promptly or successfully correct these problems. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs and claims. Undetected defects or bugs may lead to negative online Internet reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches, especially for our consumer products. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed.
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery.
The Company is continuing to pursue the recovery of the remaining $30.0 million and is cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. However, any additional recoveries are likely remote and therefore cannot be assured.

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
Since the middle of 2008, there has been global economic uncertainty, including reduced economic growth, reduced confidence in financial markets, bank failure and credit availability concerns. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is expected that the United Kingdom government will negotiate the terms of the United Kingdom’s future relationship with the European Union. Although it is unknown what those terms will be, the Brexit could create global economic uncertainty and cause disruptions in the markets that we serve.
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
We have operations in China, Lithuania, Poland, Latvia, Canada, India, Taiwan, United States and elsewhere. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

•	the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance;

•	fluctuations in currency exchange rates;

•	increasing labor costs, especially in China;

•	difficulties in managing the geographically remote personnel;

•	the complexities of foreign tax systems and changes in their tax rates and rules;

•	stringent consumer protection and product compliance regulations that are costly to comply with and may vary from country to country;

•	limited protection and enforcement regimes for intellectual property rights in some countries;

•	increased financial accounting and reporting burdens and complexity; and

•	political, social and economic instability in some jurisdictions.

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
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment and enterprise WLAN. As we expand into other products and services, such as video surveillance equipment, wireless backhaul, solar, consumer electronics, and machine-to-machine communications, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.
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
As of June 30, 2016, our balance outstanding under our existing term loan and credit facility was $203.5 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Our products operate in unlicensed radio frequency (“RF”) spectrum, which is used by a wide range of devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, and others, the resultant higher levels of clutter and interference in the frequency bands used by our products could decrease the usage by our products. Our business could be further harmed if currently unlicensed RF spectrum becomes subject to licensing in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation. In addition, if new spectrums, either licensed or unlicensed, are made available by government regulatory agencies for broadband wireless communication that may disrupt the competitive landscape of our industry and impact our business.
We could be adversely affected by unfavorable results in litigation.
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, consumer class-actions and other litigation matters relating to various claims that arise in the normal course of business and otherwise. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could be adversely affected.
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
Section 404 of the Sarbanes-Oxley Act requires our management to furnish a report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The applicable rules require us to disclose any material weaknesses in our internal control over financial reporting. As initially reported in its Annual Report on Form 10-K for the year ended June 30, 2015, management determined that the Company did not maintain an effective control environment, attributable to a lack of sufficient, competent personnel necessary for effective financial reporting. This resulted in the lack of comprehensive and up-to-date accounting policies and procedures, skepticism on the part of key accounting personnel, internal control training, leadership and adequate communication of roles and responsibilities. Growth in the complexity of the business without commensurate growth in the capabilities of the finance and accounting organization contributed to this deficiency.
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

The Company’s failure to maintain an effective control environment also contributed to a third deficiency in the form of ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers. In particular, the scope of user access and transaction privileges to the general ledger and subsidiary ledgers is not sufficiently restricted to provide reasonable assurance of effective process and review controls over postings to the general ledger. Additionally, general ledger changes were completed without due consideration of collateral impacts on segregation of duties controls.

These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management has determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of June 30, 2015 and 2016. Management has determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets. In light of these material weaknesses, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in San Jose, California consisting of approximately 64,512 square feet of space, which we lease through June 30, 2017. Additionally, we lease approximately 93,000 square feet of space in Suzhou, China, which is being leased through June 16, 2017. These facilities house our prototype manufacturing facility in China.
In addition, we also lease facilities around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we also have leased offices in Taiwan, Lithuania, Latvia, Poland, India, the Czech Republic, Canada, the Netherlands and various locations within China and the United States of America.We believe that our existing properties are in good condition and suitable for the conduct of our business.
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

	Year Ended June 30, 2016
	High	Low
First Quarter	$37.10	$28.50
Second Quarter	$35.96	$28.69
Third Quarter	$35.00	$25.75
Fourth Quarter	$41.21	$32.06

	Year Ended June 30, 2015
	High	Low
First Quarter	$50.00	$36.98
Second Quarter	$37.92	$26.98
Third Quarter	$32.97	$25.67
Fourth Quarter	$34.28	$25.50
As of August 17, 2016, the number of record holders of our common stock was 8. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Stock Performance Graph
The following graph compares, for the period between October 14, 2011 (the date of our initial public offering) and June 30, 2016, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on October 14, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Ubiquiti Networks, Inc., the NASDAQ Composite Index, and the NASDAQ Computer Index

*$100 invested on 10/14/11in stock or 9/30/11 in index, including reinvestment of dividends. Fiscal year ending June 30.

Issuer Purchases of Equity Securities
On August 4, 2015, the Board of Directors of the Company authorized the Company to repurchase up to $100.0 million of its common stock. The program was set to expire on June 30, 2016. In the first quarter of fiscal 2016, the company repurchased 1,872,469 shares of its common stock at an average price per share of $33.79 for an aggregate amount of $63.3 million. In the second quarter of fiscal 2016, the Company repurchased 1,074,749 shares of its common stock at an average price per share of $34.12 for an aggregate amount of $36.7 million.

On November 3, 2015, the Board of Directors of the Company approved a $50 million stock repurchase program where the Company was authorized to repurchase up to $50 million of its common stock. The program was set to expire on September 30, 2016.During the third quarter of fiscal 2016, the Company repurchased 1,765,523 shares of its common stock at an average price per share of $28.30 for an aggregate amount of $50.0 million.

On May 4, 2016, the Board of Directors of the Company approved a new $50 million stock repurchase program. The program was set to expire on March 31, 2017. Under the new stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. During the fourth quarter of fiscal 2016, the Company repurchased 1,309,606 shares of its common stock at an average price per share of $38.18 for an aggregate amount of $50.0 million.  This included unpaid stock repurchases of $6.5 million relating to repurchases executed on or prior to June 30, 2016 for trades that settled after June 30, 2016.

Effective August 3, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on September 30, 2017.

Common stock repurchase activity under the share repurchase program during the fourth quarter ended June 30, 2016 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Estimated remaining balance available for share repurchase
April 1, 2016 - April 30, 2016	—	$—	$—
May 1, 2016 - May 31, 2016	765,328	$37.99	$20,923
June 1, 2016 - June 30, 2016	544,278	$38.44	$—
Total	1,309,606	$38.18	$—
Dividends
We declared an annual dividend of $0.17 per share on September 30, 2014. The aggregate amount of $15.0 million was paid on October 28, 2014 to stockholders of record on October 17, 2014. The Company currently has no plans to pay a cash dividend at this time or at any time in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Unregistered Securities Sold During fiscal 2016
We did not sell any unregistered securities during fiscal 2016.

Item 6. Selected Financial Data

The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2016, 2015 and 2014 and the consolidated balance sheet data as of June 30, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2013 and 2012 and the consolidated balance sheet data as of June 30, 2014, 2013 and 2012 are derived from our audited consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2016	2015	2014	2013	2012
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues	$666,395	$595,947	$572,464	$320,823	$353,517
Cost of revenues(1)(2)	341,600	333,760	318,997	185,489	202,514
Gross profit	324,795	262,187	253,467	135,334	151,003
Operating expenses:
Research and development(1)	57,765	54,565	33,962	20,955	16,699
Sales, general and administrative(1)(3)(4)	33,269	21,607	23,560	21,775	9,012
Business e-mail compromise ("BEC") fraud (recovery) loss	(8,294)	39,137	—	—	—
Total operating expenses	82,740	115,309	57,522	42,730	25,711
Income from operations	242,055	146,878	195,945	92,604	125,292
Interest income (expense) and other, net	(2,115)	(1,130)	(1,334)	(851)	(1,269)
Income before provision for income taxes	239,940	145,748	194,611	91,753	124,023
Provision for income taxes	26,324	16,085	17,674	11,263	21,434
Net income and comprehensive income	213,616	129,663	176,937	80,490	102,589
Preferred stock cumulative dividend and accretion of cost of preferred stock	—	—	—	—	(112,431)
Net income (loss) attributable to common stockholders	$213,616	$129,663	$176,937	$80,490	$(9,842)
Net income (loss) per share of common stock:
Basic	$2.53	$1.47	$2.02	$0.91	$(0.12)
Diluted	$2.49	$1.45	$1.97	$0.89	$(0.12)
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	84,402	88,008	87,772	88,314	83,460
Diluted	85,784	89,569	89,715	90,259	83,460
Cash dividends declared per common share	$—	$0.17	$—	$0.18	$—
(1) Includes stock-based compensation as follows:
Cost of revenues	$448	$601	$590	$446	$117
Research and development	2,296	2,854	2,423	1,433	542
Sales, general and administrative	975	1,537	1,893	1,497	834
Total stock-based compensation	$3,719	$4,992	$4,906	$3,376	$1,493
(2) Includes purchase commitment termination fee	$—	$5,500	$—	$—	$—
(3) Includes a gain on reversal of change for an export compliance matter	$—	$—	$(1,121)	$—	$—
(4) Includes gain from a trademark coexistence agreement	$—	$—	$—	$—	$(1,500)

	June 30,
In thousands	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$551,031	$446,401	$347,097	$227,826	$122,060
Working capital	637,721	511,212	413,409	224,053	155,462
Total assets	748,051	600,572	476,151	292,340	213,736
Debt – short-term	11,250	10,000	—	5,013	6,968
Debt – long-term	192,250	87,500	72,254	71,116	22,623
Total stockholders’ equity	440,376	422,154	335,264	147,436	130,951

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
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing. Our enterprise product platforms provide wireless LAN infrastructure, video surveillance products, switching and routing solutions and machine-to-machine communication components. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
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

•
Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi products, Unifi Video products, and Unifi switching and routing solutions. Enterprise Technology also includes revenues that are attributable to PCS.

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 99% of our revenues in the year ended June 30, 2016. Other channel partners, such as resellers, largely accounted for the balance of our revenues.
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
In addition to utilizing contract manufacturers, we outsource most of our logistics warehousing and order fulfillment functions, which are located primarily in China, and to a lesser extent, Taiwan and United States. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
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
Operating Expenses
We classify our operating expenses as research and development, sales, general and administrative expenses and expense related to the business email compromise fraud loss.

•
Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, licensed or purchased intellectual property, facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products in addition to new versions of our existing products.

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

•
Business e-mail compromise fraud (recovery)loss - In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties, of which we recovered $8.1 million in fiscal 2015. As a result, we recorded a charge of $39.1 million in the fourth quarter of 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. The Company is continuing to pursue the recovery of the remaining $30.0 million and is cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. However, any additional recoveries are likely remote and, therefore, cannot be assured.

Deferred Revenues
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that all of these criteria have been met, we defer recognition of revenue. Included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of June 30, 2016 and 2015, we had deferred revenues of $4.2 million and $3.5 million, respectively, related to these obligations.
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
For our sales, evidence of the arrangement consists of an order from a customer. We consider delivery to have occurred once our products have been shipped and title and risk of loss have been transferred. For our sales, these criteria are met at the time the products are transferred to the customer's shipping agent. Our arrangements with customers do not include provisions for cancellation, returns, inventory swaps or refunds that materially impact recognized revenues.
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

We have allocated revenues between these two deliverables using the relative selling price method which is based on the BESP for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated period for which services will be delivered to support each of these devices which, currently, is two years. All costs of revenues, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change.
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
Results of Operations
Comparison of Years Ended June 30, 2016 and 2015

	Years Ended June 30,
	2016		2015
	(In thousands, except percentages)
Revenues	$666,395	100%	$595,947	100%
Cost of revenues(1)(2)	341,600	51%	333,760	56%
Gross profit	324,795	49%	262,187	44%
Operating expenses:
Research and development(1)	57,765	9%	54,565	9%
Sales, general and administrative(1)	33,269	5%	21,607	4%
Business e-mail compromise ("BEC") fraud (recovery) loss	(8,294)	(1)%	39,137	6%
Total operating expenses	82,740	13%	115,309	19%
Income from operations	242,055	36%	146,878	25%
Interest expense and other, net	(2,115)	*	(1,130)	*
Income before provision for income taxes	239,940	36%	145,748	24%
Provision for income taxes	26,324	4%	16,085	3%
Net income and comprehensive income	$213,616	32%	$129,663	21%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$448		$601
Research and development	2,296		2,854
Sales, general and administrative	975		1,537
Total stock-based compensation	$3,719		$4,992
(2) Includes purchase commitment termination fee	$—		$5,500

Revenues
Revenues increased $70.4 million, or 12%, from $595.9 million in fiscal 2015 to $666.4 million in fiscal 2016. The increase in revenues during fiscal 2016 was driven by increased adoption of our enterprise technologies products which represented 37% of our total revenue in fiscal 2016. Service provider products revenue were flat year over year and represented 63% of our total revenue in fiscal 2016.

No distributor or customer represented more than 10% of our revenues in fiscal 2016 or fiscal 2015.

Revenues by Product Type

	Years Ended June 30,
	2016		2015
	(in thousands, except percentages)
Service Provider Technology	$418,346	63%	$418,021	70%
Enterprise Technology	248,049	37%	177,926	30%
Total revenues	$666,395	100%	$595,947	100%

Service Provider Technology revenues remained flat in fiscal 2016, as the increase in sales in North America, Europe, the Middle East, and Africa ("EMEA") and Asia Pacific were largely offset by the decrease in sales in South America.
Enterprise Technology revenues increased $70.1 million, or 39%, during fiscal 2016, primarily due to product expansion and further adoption of our UniFi technology platform.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2016 and fiscal 2015 (in thousands, except percentages):

	Years Ended June 30,
	2016		2015
North America(1)	$239,526	36%	$197,693	33%
South America	85,036	13%	97,118	16%
Europe, the Middle East and Africa	264,404	39%	234,383	40%
Asia Pacific	77,429	12%	66,753	11%
Total revenues	$666,395	100%	$595,947	100%

(1)	Revenue for the United States was $225.6 million and $187.3 million in fiscal 2016 and fiscal 2015, respectively.
North America
Revenues in North America increased $41.8 million, or 21%, from $197.7 million in fiscal 2015 to $239.5 million in fiscal 2016. The increase in revenues in North America in fiscal 2016 compared to fiscal 2015 was due to increased adoption of our Service Provider and Enterprise Technologies.
South America
Revenues in South America decreased $12.1 million, or 12%, from $97.1 million in fiscal 2015 to $85.0 million in fiscal 2016. We believe the decrease in revenues in South America in fiscal 2016 compared to fiscal 2015 was primarily due to decreased demand for our Service Provider Technologies due in part to economic instability and partially as a result of a strong U.S. Dollar.
Europe, the Middle East, and Africa ("EMEA")
Revenues in EMEA increased $30.0 million, or 13%, from $234.4 million in fiscal 2015 to $264.4 million in fiscal 2016. The increase in revenues in EMEA in fiscal 2016 compared to fiscal 2015 was due to increased adoption of our Service Provider and Enterprise Technologies.

Asia Pacific
Revenues in the Asia Pacific region increased $10.7 million, or 16%, from $66.8 million in fiscal 2015 to $77.4 million in fiscal 2016. The increase in revenues in the Asia Pacific region in fiscal 2016 compared to fiscal 2015 was primarily due to increased adoption of our Service Provider Technologies and Enterprise Technologies.
Cost of Revenues and Gross Profit
Cost of revenues increased $7.8 million, or 2%, from $333.8 million in fiscal 2015 to $341.6 million in fiscal 2016. The increase in cost of revenues in fiscal 2016 was primarily due to increased volume and to a lesser extent, changes in product mix. Gross profit as a percentage of revenue increased to 49% in fiscal 2016 compared to 44% in fiscal 2015.The improvement in gross profit percentage in fiscal 2016 was in large part due to product mix, benefit of higher sales volume and coverage of fixed overhead cost, and less inventory related obsolescence and purchase commitment charges.
Operating Expenses
Research and Development
Research and development expenses increased $3.2 million, or 6%, from $54.6 million in fiscal 2015 to $57.8 million in fiscal 2016. As a percentage of revenues, research and development expenses remained flat at 9% in both fiscal 2016 and fiscal 2015. This increase in absolute dollar expenditures is primarily driven by a $2.5 million impairment charge for capitalized software and software in development costs recognized in the second quarter of fiscal 2016 due to the cancellation of the commercial launch of certain software in development. Over time, we expect our research and development costs to continue to increase in absolute dollars as we continue making investments in developing new products in addition to new versions of our existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $11.7 million, or 54%, from $21.6 million in fiscal 2015 to $33.3 million in fiscal 2016. As a percentage of revenues, sales, general and administrative expenses increased to 5% in fiscal 2016, compared to 4% in fiscal 2015. The increase in sales, general and administrative expenses in absolute dollars and as a percentage of revenues was due to higher consulting fees incurred to support the finance team and to assist with material weakness remediation, higher legal costs, and an increase in headcount in the business development organization. During fiscal 2017, we expect our sales, general and administrative expenses to stabilize as we anticipate lower consulting related fees. However, as the business grows, additional costs will be necessary to support this business, to register and defend trademarks and patents and to support our business and operations.
Business e-mail compromise fraud (recovery) loss
In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. The Company recovered $8.1 million in fiscal 2015 and recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery.

The Company is continuing to pursue the recovery of the remaining $30.0 million and is cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. However, any additional recoveries are likely remote and therefore cannot be assured.
Provision for Income Taxes
Our provision for income taxes increased $10.2 million from $16.1 million for fiscal 2015 to $26.3 million for fiscal 2016. Our effective tax rate remained flat at 11% in both fiscal 2016 and fiscal 2015 because the Company's ratio of domestic and foreign income remained relatively constant for fiscal 2015 and fiscal 2016. Overall, the rate benefit is due to income in foreign jurisdictions that have lower tax rates than the U.S.

Comparison of Years Ended June 30, 2015 and 2014

	Years Ended June 30,
	2015		2014
	(In thousands, except percentages)
Revenues	$595,947	100%	$572,464	100%
Cost of revenues(1)(2)	333,760	56%	318,997	56%
Gross profit	262,187	44%	253,467	44%
Operating expenses:
Research and development(1)	54,565	9%	33,962	6%
Sales, general and administrative(1)(3)	21,607	4%	23,560	4%
Business e-mail compromise ("BEC") fraud (recovery) loss	39,137	6%	—	—%
Total operating expenses	115,309	19%	57,522	10%
Income from operations	146,878	25%	195,945	34%
Interest expense and other, net	(1,130)	*	(1,334)	*
Income before provision for income taxes	145,748	24%	194,611	34%
Provision for income taxes	16,085	3%	17,674	3%
Net income and comprehensive income	$129,663	21%	$176,937	31%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$601		$590
Research and development	2,854		2,423
Sales, general and administrative	1,537		1,893
Total stock-based compensation	$4,992		$4,906
(2) Includes purchase commitment termination fee	$5,500		$—
(3) Includes gain on reversal of charge for an export compliance matter	—		$(1,121)
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

Service Provider Technology revenues decreased $32.6 million, or 7%, during fiscal 2015. The decline in revenues from Service Provider Technologies was primarily due to lower demand from our service provider customers outside of North America, including as a result of political and economic instability in some of those regions and the strength of the US Dollar during the fiscal year compared to some of the currencies in these regions.
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
EMEA
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
Operating Expenses
Research and Development
Research and development expenses increased $20.6 million, or 61%, from $34.0 million in fiscal 2014 to $54.6 million in fiscal 2015. As a percentage of revenues, research and development expenses increased to 9% in fiscal 2015, compared to 6% in fiscal 2014. The increase in research and development expenses in absolute dollars and as a percentage of revenue was due to increases in headcount to support our strategy as we broadened our research and development activities to new product areas and certain one-time costs incurred for intellectual property licensed or purchased for use in our products.
Sales, General and Administrative

Sales, general and administrative expenses decreased slightly, from $23.6 million in fiscal 2014 to $21.6 million in fiscal 2015. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% in both fiscal 2014 and fiscal 2015.
Business e-mail compromise fraud (recovery) loss
In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties, of which we recovered $8.1 million in fiscal 2015. As a result, we recorded a charge of $39.1 million in the fourth quarter of 2015, including additional expenses consisting of professional service fees associated with the fraud loss.
Provision for Income Taxes
Our provision for income taxes decreased $1.6 million, or 9%, from $17.7 million for fiscal 2014 to $16.1 million for fiscal 2015. Our effective tax rate increased to 11% for fiscal 2015 as compared to 9% fiscal 2014. The higher effective tax rate in fiscal 2015 was primarily due to increased sales in the United States and the decreased profit before taxes of Hong Kong due to the $39.1 million BEC Fraud loss, which decreased the tax benefit from foreign tax rate differential.

Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. We had cash and cash equivalents of $551.0 million, $446.4 million and $347.1 million at June 30, 2016, 2015 and 2014, respectively.

Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$197,508	$134,547	$121,327
Net cash used in investing activities	(6,248)	(12,724)	(4,045)
Net cash (used in) provided by financing activities	(86,630)	(22,519)	1,989
Net increase in cash and cash equivalents	$104,630	$99,304	$119,271
Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2016 consisted primarily of net income of $213.6 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $27.1 million. This net change was primarily driven by outflows arising from a $20.0 million increase in inventory, and a $9.3 million increase in vendor deposits due to our strategic efforts to reduce lead times and maximize order fulfillments, a $16.7 million increase in accounts receivable due to our overall increase in revenue. These outflows were offset by changes in operating assets and liabilities resulting in cash inflows, including a $11.0 million increase in accounts payable and accrued liabilities due to the timing of payments with our vendors, a $7.0 million net increase in taxes payable and decrease in prepaid income taxes due the timing of federal tax payments, a $0.7 million increase in deferred revenue due to additional PCS revenue deferrals during the year and a $0.2 million decrease in prepaid expenses and other current assets due to timing of deposit payments with our suppliers. Overall, cash inflows from operating activities were driven by our net income, which included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases to our provision for losses on deposits with our vendors, decreases in our allowance for doubtful accounts and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $11.0 million.

Net cash provided by operating activities in the fiscal 2015 consisted primarily of net income of $129.7 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $11.7 million . These changes consisted primarily of a $22.0 million increase in prepaid expenses and other current assets due to timing of deposit payments with our suppliers, an $11.3 million increase in accounts receivable due to our overall increase in revenue, a $9.1 million increase in accounts payable and accrued liabilities due to the timing of payments with our vendors, a $7.0 million decrease in inventory due to our efforts to optimize our inventory levels and a $5.8 million net increase in taxes payable and prepaid income taxes due the timing of federal tax payments. Additionally, our net income included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, increases to our provision for losses on deposits with our vendors, decreases in our allowance for doubtful accounts and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $16.6 million .

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
Cash Flows from Investing Activities
We used $6.2 million of cash in investing activities during fiscal 2016. Our investing activities consist of capital expenditures and purchases of intangible assets. Capital expenditures for fiscal 2016, fiscal 2015 and fiscal 2014 were $5.9 million, $12.7 million and $3.8 million, respectively. Additionally, we had cash outflows related to intangible assets of $306,000, $46,000 and $219,000 during fiscal 2016, fiscal 2015 and fiscal 2014, respectively, consisting primarily of legal costs associated with trademark applications and acquisition of domain names.
Cash Flows from Financing Activities
We used $86.6 million of cash in financing activities during fiscal 2016, primarily driven by repurchasing $193.5 million of our common stock. We also made repayments of $10.0 million on our outstanding term loan debt and $14.0 million revolver loan under the Amended Credit Agreement. These cash outflows were offset by financing cash inflows, including the draws made under the revolver facility of our Amended Credit Agreement totaling $130.0 million. Additionally, cash inflows from financing activities included $1.1 million of cash proceeds received from the exercise of stock options in addition to $1.0 million of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units totaling $1.2 million.

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
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our loan agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of June 30, 2016, we held $524.3 million of our $551.0 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2016:

	Payments Due by Period
	Year 1	1-3 Years	3-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$4,883	$7,746	$1,460	$—	$14,089
Debt payment obligations	11,250	192,250	—	—	203,500
Interest payments on debt payment obligations	4,802	11,510	—	—	16,312
Purchase obligations and vendor deposits	27,402	—	—	—	27,402
Other obligations	8,512	—	—	—	8,512
Total	$56,849	$211,506	$1,460	$—	$269,815

Operating Leases
We lease our headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2022.
Debt and Interest Payment Obligations
On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender's sole discretion). Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payment dates. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all years presented. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.
Purchase Obligations
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and to date, no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We had inventory purchase obligations of $27.4 million as of June 30, 2016.

Other Obligations
We had other obligations of 8.5 million as of June 30, 2016, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits
As of June 30, 2016, we had $21.5 million and an additional $1.7 million for gross interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
Warranties and Indemnifications
Our products are generally accompanied by a 12 month warranty, which covers both parts and labor. Generally the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-20, Loss Contingencies, we record an accrual when we believe it is estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
We have entered and may in the future enter into standard indemnification agreements with certain distributors as well as other business partners in the ordinary course of business. These agreements may include provisions for indemnifying the distributor, OEM or other business partner against any claim brought by a third party to the extent any such claim alleges that a Ubiquiti product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. The maximum amount of potential future indemnification is unlimited. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2016 or 2015.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities as of June 30, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016 and 2015, we had no off-balance sheet arrangements other than those indemnification agreements described above.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of June 30, 2016, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $4.1 million over the next 12 months.
We had cash and cash equivalents of $551.0 million and $446.4 million as of June 30, 2016 and 2015, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $2.9 million.
Item 8. Financial Statements and Supplementary Data
The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016 due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

As initially reported in its Annual Report on Form 10-K for the year ended June 30, 2015, Management determined that the Company did not maintain an effective control environment, attributable to a lack of sufficient, competent personnel necessary for effective financial reporting. This resulted in the lack of comprehensive and up-to-date accounting policies and procedures, skepticism on the part of key accounting personnel, internal control training, leadership and adequate communication of roles and responsibilities. Growth in the complexity of the business without commensurate growth in the capabilities of the finance and accounting organization contributed to this deficiency.

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

The Company’s failure to maintain an effective control environment also contributed to a third deficiency in the form of ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers. In particular, the scope of user access and transaction privileges to the general ledger and subsidiary ledgers is not sufficiently restricted to provide reasonable assurance of effective process and review controls over postings to the general ledger. Additionally, general ledger changes were completed without due consideration of collateral impacts on segregation of duties controls.

These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management has determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of June 30, 2015 and 2016. Management has determined that the first two material weaknesses resulted in the

Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets. In light of these material weaknesses, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts and Status of Material Weaknesses

During the period covered by this Annual Report on Form 10-K, our remediation efforts were ongoing and significant progress towards the ongoing remediation of the material weaknesses has been made. We have taken, and continue to take, the actions described below to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed below, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

Regarding the lack of sufficient, competent personnel necessary for effective financial reporting, we recruited and transitioned the leadership team within the finance organization by adding additional qualified and experienced personnel. We have updated our accounting policies and procedures documentation together with key process level documents. In conjunction with the recruitment efforts, we have clarified roles and responsibilities within the finance organization.

Regarding the ineffectively designed and maintained controls required for safeguarding of the Company’s funds and timely detection of improper transactions in the general ledger, we have implemented new policies and controls surrounding disbursement authorities and journal entry creation, including training on required supporting documentation.

Regarding the ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers, the Company has reviewed and updated user access and transaction privileges to the general ledger and interfacing subsidiary systems through the implementation of automated and manual controls. Additionally, we have performed a segregation of duties analysis over general ledger access. Management has also developed policies to ensure that future system changes consider impacts to the general ledger, including transaction privileges and segregation of duties.

Based upon testing in the fourth quarter of fiscal 2016, we continue to refine and implement controls to address the above material weaknesses. While we continue to progress with the testing of the newly implemented and redesigned controls, additional time is needed to support the operating effectiveness of such controls. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation. Management believes that the processes and controls discussed above will remediate the material weaknesses in our internal controls over financial reporting and we expect to be substantially completed in fiscal 2017.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and the material weakness in our internal control over financial reporting that existed as of that date, management believes that (i) this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Annual Report on Form 10-K and (ii) the audited Consolidated Financial Statements, and other financial information, included in this Annual Report on Form 10-k fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Item 9B. Other Information

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Executive Compensation,” “Proposal One Election of Directors—Directors’ Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies.”

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)     1. Financial Statements
The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 54 of this Form 10-K.
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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

10.6#	Employment Agreement, dated as of , between Ubiquiti Networks, Inc. and Kevin Radigan.				X

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.7	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.8	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.9	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.10†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.11	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.12	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.13	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.14	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.15	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS(*)	XBRL Instance Document				X

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document				X

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document				X

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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
Date: August 22, 2016

Ubiquiti Networks, Inc.

/s/ Robert J. Pera
Robert J. Pera Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin Radigan
Kevin Radigan Chief Accounting Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Pera and Kevin Radigan and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2016

/s/ Kevin Radigan Kevin Radigan	Chief Accounting Officer (Principal Financial and Accounting Officer)	August 22, 2016

/s/ Ronald A. Sege Ronald A. Sege	Director	August 22, 2016

/s/ Rafael Torres Rafael Torres	Director	August 22, 2016

m Michael E. Hurlston	Director	August 22, 2016

UBIQUITI NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ubiquiti Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ubiquiti Networks, Inc. and its subsidiaries at June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to control environment, including safeguarding of the Company’s funds and timeliness of detecting improper transactions, and related to the maintenance of user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers  existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
August 22, 2016

UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$551,031	$446,401
Accounts receivable, net of allowance for doubtful accounts of $48 and $1,071 respectively	82,790	66,104
Inventories	57,113	37,031
Vendor deposits	30,255	19,998
Current deferred tax assets	—	1,535
Prepaid income taxes	299	2,566
Prepaid expenses and other current assets	7,153	7,711
Total current assets	728,641	581,346
Property and equipment, net	12,953	15,602
Long-term deferred tax assets	4,195	1,515
Other long–term assets	2,262	2,109
Total assets	$748,051	$600,572
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,510	$43,856
Income taxes payable	1,488	1,108
Debt - short-term	11,250	10,000
Other current liabilities	26,672	15,170
Total current liabilities	90,920	70,134
Long-term taxes payable	23,202	19,810
Debt - long-term	192,250	87,500
Deferred revenues - long-term	1,303	974
Total liabilities	307,675	178,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
81,667,129 and 87,413,777 outstanding at June 30, 2016 and June 30, 2015, respectively	82	87
Additional paid–in capital	—	—
Retained earnings	440,294	422,067
Total stockholders’ equity	440,376	422,154
Total liabilities and stockholders’ equity	$748,051	$600,572
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2016	2015	2014
Revenues	$666,395	$595,947	$572,464
Cost of revenues	341,600	333,760	318,997
Gross profit	324,795	262,187	253,467
Operating expenses:
Research and development	57,765	54,565	33,962
Sales, general and administrative	33,269	21,607	23,560
Business e-mail compromise ("BEC") fraud (recovery) loss	(8,294)	39,137	—
Total operating expenses	82,740	115,309	57,522
Income from operations	242,055	146,878	195,945
Interest expense and other, net	(2,115)	(1,130)	(1,334)
Income before provision for income taxes	239,940	145,748	194,611
Provision for income taxes	26,324	16,085	17,674
Net income and comprehensive income	$213,616	$129,663	$176,937
Net income per share of common stock:
Basic	$2.53	$1.47	$2.02
Diluted	$2.49	$1.45	$1.97
Weighted average shares used in computing net income per share of common stock:
Basic	84,402	88,008	87,772
Diluted	85,784	89,569	89,715
Cash dividends declared per common share	$—	$0.17	$—
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Shares	Amount	Amount	Amount
Balances at June 30, 2013	87,213,803	$87	$134,982	(44,238,960)	$(123,864)	$136,231	$147,436
Net income and comprehensive income	—	—	—	—	—	176,937	176,937
Stock options exercised	849,635	1	2,089	—	—	—	2,090
Restricted stock units issued, net of tax withholdings	116,010	—	(2,013)	—	—	—	(2,013)
Stock-based compensation expense	—	—	4,906	—	—	—	4,906
Tax impact of employee stock transactions	—	—	5,908	—	—	—	5,908
Balances at June 30, 2014	88,179,448	88	145,872	(44,238,960)	(123,864)	313,168	335,264
Net income and comprehensive income	—	—	—	—	—	129,663	129,663
Stock options exercised	299,034	—	1,686	—	—	—	1,686
Restricted stock units issued, net of tax withholdings	130,792	—	(1,798)	—	—	—	(1,798)
Retirement of treasury shares	—	—	(138,864)	44,768,739	138,864	—	—
Payment of common stock cash dividends	—	—	—	—	—	(15,020)	(15,020)
Repurchases of common stock	(1,195,497)	(1)	(13,967)	(529,779)	(15,000)	(5,744)	(34,712)
Stock-based compensation expense	—	—	4,992	—	—	—	4,992
Tax impact of employee stock transactions	—	—	2,079	—	—	—	2,079
Balances at June 30, 2015	87,413,777	87	—	—	—	422,067	422,154
Net income and comprehensive income	—	—	—	—	—	213,616	213,616
Stock options exercised	171,263	—	1,106	—	—	—	1,106
Restricted stock units issued, net of tax withholdings	104,436	—	(1,223)	—	—	—	(1,223)
Payment of common stock cash dividends	—	—	—	—	—	—	—
Repurchases of common stock	(6,022,347)	(6)	(4,606)	—	—	(195,388)	(200,000)
Stock-based compensation expense	—	—	3,719	—	—	—	3,719
Tax impact of employee stock transactions	—	—	1,004	—	—	—	1,004
Balances at June 30, 2016	81,667,129	$82	$—	—	$—	$440,294	$440,376
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income and comprehensive income	$213,616	$129,663	$176,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,294	4,971	2,819
Provision for inventory obsolescence	747	2,288	3,295
Provision for loss on vendor deposits	(973)	5,827	—
Write-off of software development costs	2,505	—	—
Deferred taxes	(1,145)	(911)	2,087
Excess tax benefit from employee stock-based awards	(1,004)	(2,079)	(5,908)
Stock-based compensation	3,719	4,992	4,906
Other adjustments	823	1,526	74
Changes in operating assets and liabilities:
Accounts receivable	(16,685)	(11,339)	(18,329)
Inventories	(20,012)	7,030	(33,764)
Vendor Deposits	(9,285)	—	—
Deferred cost of revenues	—	1,279	(94)
Prepaid income taxes	2,267	690	(3,256)
Prepaid expenses and other assets	190	(21,969)	(9,644)
Accounts payable	7,720	9,735	(2,326)
Taxes payable	4,777	5,152	7,150
Deferred revenues	709	(1,678)	1,989
Accrued liabilities and other	3,245	(630)	(4,609)
Net cash provided by operating activities	197,508	134,547	121,327
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(6,248)	(12,724)	(4,045)
Net cash used in investing activities	(6,248)	(12,724)	(4,045)
Cash Flows from Financing Activities:
Issuances of debt	—	100,000	72,254
Proceeds from revolver loan	130,000	—	—
Repayments of debt	(10,000)	(74,754)	(76,250)
Payments on credit facilities	(14,000)	—	—
Repurchases of common stock	(193,517)	(34,712)	—
Payment of common stock cash dividends	—	(15,020)	—
Proceeds from exercise of stock options	1,106	1,686	2,090
Excess tax benefit from employee stock-based awards	1,004	2,079	5,908
Tax withholdings related to net share settlements of restricted stock units	(1,223)	(1,798)	(2,013)
Net cash (used in) provided by financing activities	(86,630)	(22,519)	1,989
Net increase in cash and cash equivalents	104,630	99,304	119,271
Cash and cash equivalents at beginning of year	446,401	347,097	227,826
Cash and cash equivalents at end of year	$551,031	$446,401	$347,097
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$18,531	$12,797	$14,007
Interest paid	$2,351	$1,290	$1,650
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$6,483	$—	$—
Unpaid property and equipment and other long-term assets	$406	$—	$—
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
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2016, 2015 and 2014 as fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
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
For the Company’s sales, evidence of the arrangement consists of an order from a customer. The Company considers delivery to have occurred once its products have been shipped and title and risk of loss have been transferred. For the Company’s sales, these criteria are met at the time the products are transferred to the customer. The Company’s arrangements with customers do not, in most cases, include provisions for cancellation, returns, inventory swaps or refunds that would materially impact recognized revenues.
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

The Company allocates revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the PCS are deferred and recognized on a straight-line basis over the estimated period for which services will be delivered to support each of these devices which, currently, is two years. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS would also change. All cost of revenues for the delivered hardware and the related essential software, including estimated warranty costs, are recognized at the time of sale. Costs for research and development and sales and marketing are expensed as incurred. Costs for PCS are recognized as they are incurred.
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
Key factors considered by the Company in developing the BESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2016 and 2015, the Company had deferred revenues of $4.2 million and $3.5 million, respectively, related to these obligations.
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
The Company derives its accounts receivable from revenues earned from customers located worldwide. The Company bases credit decisions primarily upon a customer’s past credit history. The Company’s standard credit terms are net 30 to 60 days, and up to 120 days for solar customers.

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
The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company's forecast of customer demand. Customer demand is dependent on many factors and requires the Company to use significant judgment in our forecasting process. The Company also makes assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company's gross margin. If the Company ultimately sells inventory that has been previously written down, the Company's gross margins in future periods would be positively impacted.

In fiscal 2016, the Company began capitalizing manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and materials costs related to inventory produced but not sold during the period. As of June 30, 2016, the Company capitalized $1.2 million of manufacturing overhead costs.
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

The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2016	2015	2014
Beginning balance	$1,071	$1,395	$2,200
Charged to (released from) expenses	(1)	106	(658)
Bad debt write-offs	(1,022)	(430)	(147)
Ending Balance	$48	$1,071	$1,395
Fair Value of Financial Instruments
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

Long Lived Assets
The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company recorded a $2.5 million impairment charge for capitalized software development costs due to the cancellation of the commercial launch of certain software in development during fiscal 2016. The Company did not recognize any significant impairment losses for fiscal 2015 and 2014.
Property and Equipment
Furniture, fixtures and equipment are recorded at cost. The Company also capitalizes certain costs of software developed for internal use. Capitalized costs primarily include payroll and payroll-related costs and facilities costs. During fiscal 2016, the Company capitalized $1.3 million of software development costs, respectively, which is included as property and equipment on the Company's consolidated balance sheet as of June 30, 2016.
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
Research and Development Costs
Research and development expenses are expensed as incurred and consist primarily of payroll and payroll-related costs and facilities costs. Research and development expenses associated with software development are typically expensed as incurred as our software is usually released to end customers immediately after technological feasibility has been established. However, the Company capitalizes development costs when material costs are incurred subsequent to technological feasibility but prior to commercial release.
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

In April 2015, the FASB issued an accounting standard update on simplifying the presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The guidance will be effective for the Company beginning July 1, 2016. The guidance will result only in a reclassification on the Company's balance sheet.

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
In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We early adopted ASU 2015-17 during the fourth quarter of fiscal 2016 on a prospective basis. The adoption did not have a material impact on the consolidated financial statements. No prior reporting period was retrospectively adjusted.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." This ASU addresses certain implementation issues that have surfaced since the issuance of ASU 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is in the process of assessing the impact that adoption of this new standard will have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective. The amendments in this update also affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (TOPIC 326): Measurement of Credit Losses On Financial Instruments”. ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Additionally, purchase accounting rules have been modified as well as credit losses on held-to-maturity debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is in the process of assessing the impact that adoption of this new standard will have on its consolidated financial statements.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below. Additionally, as of June 30, 2016, we held $524.3 million of our $551.0 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States, and we would incur significant tax liabilities if we were to repatriate those amounts.
As of June 30, 2016 and 2015, the Company had outstanding debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was classified as Level 2 measurement.
As of June 30, 2016 and 2015, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	June 30, 2016				June 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Debt(1)	$203,500	$—	$203,500	$—	$97,500	$—	$97,500	$—
(1) Debt is carried at historical cost on the Company's consolidated balance sheet.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2016	2015	2014
Numerator:
Net income and comprehensive income	$213,616	$129,663	$176,937
Denominator:
Weighted-average shares used in computing basic net income per share	84,402	88,008	87,772
Add—dilutive potential common shares:
Stock options	1,275	1,392	1,696
Restricted stock units	107	169	247
Weighted-average shares used in computing diluted net income per share	85,784	89,569	89,715
Net income per share of common stock:
Basic	$2.53	$1.47	$2.02
Diluted	$2.49	$1.45	$1.97
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2016	2015	2014
Restricted stock units	8	2	36
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2016	2015
Finished goods	$55,694	$39,986
Raw materials	8,500	3,445
Provision for inventory obsolescence	(7,081)	(6,400)
	$57,113	$37,031

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2016	2015
BEC Recovery receivable	$—	$1,376
Other current assets	7,153	6,335
	$7,153	$7,711

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,
	2016	2015
Testing equipment	$6,051	$4,816
Computer and other equipment	4,857	4,458
Tooling equipment	5,801	4,073
Furniture and fixtures	1,325	1,239
Leasehold improvements	5,136	4,789
Software (1) (2)	2,488	3,268
Software in development (1) (2)	2,739	2,700
	28,397	25,343
Less: Accumulated depreciation (3)	(15,444)	(9,741)
	$12,953	$15,602

(1) - In the year ended June 30, 2016, the Company recorded a $2.5 million impairment charge in research and development expense for capitalized software development costs due to the cancellation of the commercial launch of certain software in development. No impairment charges were recorded for the year ended June 30, 2015.

(2) - We capitalized $1.3 million and $4.0 million for software development in fiscal 2016 and 2015, respectively.

(3)- Depreciation expense was $5.7 million, $4.7 million and $2.6 million in fiscal 2016, 2015 and 2014, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2016	2015
Intangible assets, net (1)	$616	$575
Debt issuance costs, net (2)	686	943
Other long-term assets	960	591
	$2,262	$2,109

(1) - Accumulated amortization was $955 thousand and $690 thousand as of June 30, 2016 and June 30, 2015 , respectively.

(2) - Accumulated amortization was $341 thousand and $84 thousand as of June 30, 2016 and June 30, 2015, respectively.

Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2016	2015
Accrued compensation and benefits	$1,589	$2,142
Accrued expense	5,749	5,540
Warranty accrual	2,236	2,750
Deferred revenue - short term	2,917	2,538
Customer deposits	856	63
Reserve for sales returns	2,820	1,227
Other payables	10,505	910
	$26,672	$15,170
NOTE 6—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

Balance at June 30, 2014	$2,850
Accruals for warranties issued during the period	3,643
Settlements made during the period	(3,743)
Balance at June 30, 2015	2,750
Accruals for warranties issued during the period	2,597
Settlements made during the period	(3,111)
Balance at June 30, 2016	$2,236

NOTE 7—DEBT

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

On March 3, 2015, the Company and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated the Original Credit Agreement (the "Amended Credit Agreement") with Wells Fargo, the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. The Amended Credit Agreement provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility (collectively, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender's sole discretion), and matures on March 3, 2020. The term loan facility was fully drawn at closing, $72.3 million of which was used to repay the outstanding balance under the Original Credit Agreement. During fiscal 2016, the Company drew $130 million against the revolving credit facility. As of June 30, 2016, $87.5 million was outstanding on the term loan and $116 million on the revolver, leaving $84 million available on the revolver. As of June 30, 2016, the interest rate on the term loan was 2.13%. The table below shows the respective interest rates as of June 30, 2016 in addition to interest rate reset dates and rates (as available) for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	June 30, 2016	Rate Reset Date	Reset Rate
$15 Million Revolver	2.13%	July 8, 2016	2.42%
$18 Million Revolver	2.13%	July 18, 2016	2.48%
$16 Million Revolver	2.13%	August 12, 2016	2.71%
$19 Million Revolver	2.13%	July 1, 2016	2.41%
$48 Million Revolver	2.48%	November 30, 2016	*
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

During fiscal 2016, the Company made aggregate payments of $11.9 million against the term loan facility balance under the Amended Credit Agreement, of which $10.0 million was for repayments of principal and $1.9 million was for payments of interest. During fiscal 2016, the Company made aggregate payments of $14.5 million against the revolving loan facility under the Amended Credit Agreement, of which $14.0 million was for repayments of principal and $0.5 million was for payments of interest. As of June 30, 2016, the Company has classified $11.3 million and $192.3 million of short term and long-term debt, respectively, on its consolidated balance sheet related to the Amended Credit Agreement.

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

The following table summarizes our debt payment obligations as of June 30, 2016 (in thousands):

Fiscal Year	2017	2018	2019	2020	Thereafter	Total
Debt payment obligations	$11,250	$15,000	$15,000	$162,250	$—	$203,500
Interest payments on debt payment obligations	4,802	4,564	4,245	2,701	—	16,312
Total	$16,052	$19,564	$19,245	$164,951	$—	$219,812
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its headquarters in San Jose, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2022.
At June 30, 2016, future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Year	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$4,883	$3,539	$2,478	$1,729	$1,085	$375	$14,089

Rent expense under operating leases was $5.0 million, $3.6 million and $2.3 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded. The Company had inventory purchase obligations of $27.4 million as of June 30, 2016.

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
Export Compliance Matters
In May 2011, the Company filed a self-disclosure statement with the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) relating to a review conducted by the Company regarding certain export transactions from 2008 through March 2011 in which products may have been later resold into Iran by third parties. In June 2011, the Company also filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding these compliance issues. In August 2011, the Company received a warning letter from OEE stating that OEE had not referred the findings of the Company’s review for criminal or administrative prosecution and closed the investigation of the Company without penalty. Based upon its review of the matter, OFAC identified certain apparent violations (“Apparent Violations”) of the Iranian Transactions and Sanctions Regulations by the Company during the period of on or about March 2008 through on or about February 2011. On March 4, 2014, the Company entered into a settlement agreement with OFAC resolving this administrative matter. Pursuant to the terms of the settlement agreement, the Company agreed to make a one-time payment to the U.S. Department of the Treasury in the amount of $504,000 in consideration of OFAC agreeing to release and forever discharge the Company from any and all civil liability in connection with the Apparent Violations. The Company previously accrued a reserve of $1.6 million relating to this matter in fiscal 2010 and, accordingly, reversed the excess of the accrual of $1.1 million as of the effective date of the settlement agreement.

NOTE 9—COMMON STOCK AND TREASURY STOCK

As of June 30, 2016 and 2015, the authorized capital of the Company included 500,000,000 shares of common stock. As of June 30, 2016 and 2015, 81,667,129 and 87,413,777 shares of common stock were outstanding, respectively.

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
Common Stock Repurchases
On August 4, 2015, the Board of Directors authorized the Company to repurchase up to $100.0 million of its common stock. All common stock repurchased by the Company is immediately retired, and is recorded consistent with the treasury stock policy discussed above. The share repurchase program has been funded from existing cash on hand in addition to draws on the revolving credit facility of the Amended Credit Agreement. In the first quarter of fiscal 2016, the company repurchased 1,872,469 shares of its common stock at an average price per share of $33.79 for an aggregate amount of $63.3 million. In the second quarter of fiscal 2016, the Company repurchased 1,074,749 shares of its common stock at an average price per share of $34.12 for an aggregate amount of $36.7 million.

On November 3, 2015, the Board of Directors of the Company approved a $50 million stock repurchase program where the Company was authorized to $50 million of its common stock. During the third quarter of fiscal 2016, the Company repurchased 1,765,523 shares of its common stock at an average price per share of $28.30 for an aggregate amount of $50.0 million.

On May 4, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. During the fourth quarter of fiscal 2016, the Company repurchased 1,309,606 shares of its common stock at an average price per share of $38.18 for an aggregate amount of $50 million.  This included unpaid stock repurchases of $6.5 million relating to repurchases executed on or prior to June 30, 2016 for trades that settled after June 30, 2016.

On August 3, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on September 30, 2017.

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
The maximum aggregate number of shares that may be awarded under the 2010 Plan as of June 30, 2016 was 8,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2005 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan that are forfeited to (but not repurchased by) the Company.

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
As of June 30, 2016, the Company had 10,022,225 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2016, 2015 and 2014 (in thousands):

	Years Ended June 30,
	2016	2015	2014
Cost of sales	$448	$601	$590
Research and development	2,296	2,854	2,423
Sales, general and administrative	975	1,537	1,893
	$3,719	$4,992	$4,906
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2016, 2015 and 2014:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2013	3,614,262	$3.07	6.17	$52,330
Exercised	(849,635)	$2.46
Forfeitures and cancellations	(107,485)	$10.55
Balance, June 30, 2014	2,657,142	$2.96	5.11	$112,215
Exercised	(299,034)	$5.64
Forfeitures and cancellations	(56,964)	$12.14
Balance, June 30, 2015	2,301,144	$2.38	3.82	$67,969
Exercised	(171,263)	$6.46
Forfeitures and cancellations	(4,574)	$13.82
Balance, June 30, 2016	2,125,307	$2.03	2.65	$77,850
Vested and expected to vest as of June 30, 2016	2,124,757	$2.03	2.65	$77,836
Vested and exercisable as of June 30, 2016	2,088,860	$1.87	2.59	$76,858

Additional information regarding options outstanding as of June 30, 2016 is as follows :

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 - $1.91	1,637,160	1.76	$0.05	1,637,160	$0.05
$1.92 - $11.74	424,998	5.53	$7.90	397,911	$7.70
$11.75 - $18.48	59,190	6.31	$13.55	49,830	$13.59
$18.49 - $19.98	3,209	5.46	$18.56	3,209	$18.56
$19.99 - $26.28	750	5.50	$22.09	750	$22.09
	2,125,307			2,088,860
During fiscal 2016, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $4.9 million, $9.2 million, and $30.5 million, respectively, as determined as of the date of option exercise.

As of June 30, 2016, the Company had unrecognized compensation cost of $290,000 related to stock options which the Company expects to recognize over a weighted-average period of 0.6 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any stock options during fiscal 2016, fiscal 2015, or fiscal 2014.
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
Cash received from stock option exercises during fiscal 2016, 2015 and 2014 was $1.1 million, $1.7 million and $2.1 million, respectively.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2013	744,906	$14.74
RSUs granted	209,032	$37.87
RSUs vested	(170,197)	$15.59
RSUs canceled	(234,039)	$16.18
Non-vested RSUs, June 30, 2014	549,702	$22.65
RSUs granted	182,865	$32.47
RSUs vested	(182,507)	$21.27
RSUs canceled	(149,425)	$24.84
Non-vested RSUs, June 30, 2015	400,635	$26.95
RSUs granted	132,746	$31.38
RSUs vested	(141,159)	$23.54
RSUs canceled	(120,251)	$31.84
Non-vested RSUs, June 30, 2016	271,971	$28.72
The intrinsic value of RSUs vested in fiscal 2016, 2015 and 2014 was $4.6 million, $6.4 million and $6.1 million, respectively. The total intrinsic value of all outstanding RSUs was $10.5 million as of June 30, 2016.

As of June 30, 2016, there was unrecognized compensation costs related to RSUs of $8.5 million which the Company expects to recognize over a weighted average period of 2.9 years.
NOTE 11—INCOME TAXES
For financial reporting purposes, the components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2016	2015	2014
Domestic	$60,073	$44,743	$44,551
Foreign	179,867	101,005	150,060
	$239,940	$145,748	$194,611

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2016	2015	2014
Current
Foreign	$1,983	$909	$2,451
Federal	25,635	15,786	16,516
State	(149)	299	109
Current tax expense	27,469	16,994	19,076
Deferred
Foreign	—	—	—
Federal	(1,116)	(856)	(1,507)
State	(29)	(53)	105
Deferred tax expense	(1,145)	(909)	(1,402)
Provision for income taxes	$26,324	$16,085	$17,674

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30,
	2016	2015
Deferred tax assets
Reserves and Allowances	$1,539	$836
Stock-based compensation	998	1,168
Accrued expenses	363	446
Research and development credits	146	595
State tax	925	824
Other	482	399
Total deferred tax assets	4,453	4,268
Deferred tax liabilities
Basis difference for fixed assets	(112)	(623)
Total deferred tax liabilities	(112)	(623)
Valuation allowance	(146)	(595)
Net deferred tax assets	$4,195	$3,050

As of June 30, 2016, the Company had California research tax credit carry-forwards, net of ASC 740-10 unrecognized tax benefits, of approximately $693 thousand. The California research credits can be carried forward indefinitely.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In the fourth quarter of fiscal 2016, the Company determined that it is more likely than not that our deferred tax asset for California research credits will not be realized as for the foreseeable future the

Company is expecting to generate credits in excess of its ability to use such attributes. As a result, the Company has provided a valuation allowance of $146 thousand for the amount of California deferred tax assets that may not be realized as of June 30, 2016.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of June 30, 2016, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Stockholders equity will be increased by approximately $468 thousand if and when such deferred tax assets are ultimately realized.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended June 30,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Stock-based compensation	0.3	0.6	0.4
State tax expense	(0.1)	0.1	—
Tax rate differential, foreign income	(24.4)	(23.2)	(25.3)
Federal research and development credits	(0.6)	(1.1)	(0.3)
Other permanent items	0.8	(0.4)	(0.7)
Effective tax rate	11.0%	11.0%	9.1%
The Company’s effective tax rate remained flat at 11.0% in both fiscal 2016 and fiscal 2015, because the Company's ratio of domestic and foreign income remained relatively constant for fiscal 2016 and fiscal 2015. Overall, the rate benefit is due to income in foreign jurisdictions that have lower tax rates than the U.S.

It is the intention of the Company to indefinitely reinvest the earnings of its foreign subsidiaries in non-U.S. operations. As of June 30, 2016, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $616.2 million of the excess of the amount for the financial reporting over the tax basis of its investments in foreign subsidiaries that is indefinitely reinvested outside of U.S. This amount would become subject to U.S. tax upon repatriation or other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company's provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2016 2015 and 2014 consists of the following (in thousands):

	Years Ended June 30,
	2016	2015	2014
	(In thousands)
Unrecognized benefit—beginning of year	$19,590	$14,914	$11,455
Gross increases—current year tax positions	3,879	4,960	3,871
Gross decreases—prior year tax positions	—	—	(213)
Gross decreases - prior year tax positions due to statute lapse	(618)	(284)	(199)
Unrecognized benefit—end of year	$22,851	$19,590	$14,914
Included in the gross unrecognized tax benefits balance as of June 30, 2016 are $21.5 million of tax positions which would affect income tax expense if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2016, the Company had $1.7 million accrued interest related to uncertain tax matters. The Company believes that it is reasonably possible that a decrease of up to $1.7 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapses.The Company files income tax returns in the United States, various states and certain foreign jurisdictions. Tax years 2013 through 2016 are subject to examination by the U.S. federal tax authorities. Tax years 2012 through 2016 are subject to examination by the state tax authorities. Tax years 2010 through 2016 are generally subject to examination by certain foreign tax authorities. There are no income tax examinations currently in process.

On July 27, 2015, in Altera Corp. vs. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On February 19, 2016, the Internal Revenue Service filed a notice of appeal and has not withdrawn the requirement to include stock-based compensation from its regulations; and on June 27, 2016, the Internal Revenue Service appealed the court's decision to the Ninth Circuit Court of Appeals. We have reviewed this case and its potential impact on Ubiquiti and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

As discussed in Note 2, in November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. We early adopted ASU 2015-17 during the fourth quarter of fiscal 2016 on a prospective basis; no prior reporting period was retrospectively adjusted.
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
Revenue
Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2016		2015		2014
Service Provider Technology	$418,346	63%	$418,021	70%	$450,663	79%
Enterprise Technology	248,049	37%	177,926	30%	121,801	21%
Total revenues	$666,395	100%	$595,947	100%	$572,464	100%

Revenues by geography based on customer's ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2016		2015		2014
North America(1)	$239,526	36%	$197,693	33%	$142,438	25%
South America	85,036	13%	97,118	16%	109,584	19%
Europe, the Middle East and Africa	264,404	39%	234,383	40%	247,009	43%
Asia Pacific	77,429	12%	66,753	11%	73,433	13%
Total revenues	$666,395	100%	$595,947	100%	$572,464	100%

(1)	Revenue for the United States was $225.6 million, $187.3 million and $136.6 million for fiscal 2016, 2015 and 2014, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2016	2015	2014	2016	2015
Customer A	*	*	13%	*	13%
Customer B	*	*	*	11%	12%
Customer C	*	*	*	13%	12%
Customer D	*	*	*	18%	*
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s Chief Executive Officer, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $1,305,000, $434,000 and $258,000 in expenses pursuant to the Aircraft Lease Agreement during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Condensed Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
As disclosed in June 2015, the Company determined that it was the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. As of June 30, 2015, the Company recovered $8.1 million. As a result, the Company recorded a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of $8.3 million, comprised of the $8.6 million recovery less $0.3 million of professional service fees associated with the recovery.

The Company is continuing to pursue the recovery of the remaining $30.0 million and is cooperating with U.S. federal and numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. Any additional recoveries are likely remote and therefore cannot be assured.

NOTE 15—SUPPLEMENTARY DATA (UNAUDITED)
The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2016 and 2015. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2016
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$151,415	$161,871	$167,433	$185,676
Gross profit	73,504	79,041	82,493	89,757
Income from operations	59,835	56,436	60,138	65,646
Net income and comprehensive income	53,759	49,452	52,699	57,706
Net income per share of common stock:
Basic	$0.62	$0.58	$0.63	$0.70
Diluted	$0.61	$0.57	$0.62	$0.69
	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$150,087	$153,137	$147,456	$145,267
Gross profit	61,051	69,021	65,977	66,138
Income from operations(1)	43,634	50,723	45,231	7,290
Net income and comprehensive income	37,743	46,265	41,137	4,518
Net income per share of common stock:
Basic	$0.43	$0.52	$0.47	$0.05
Diluted	$0.42	$0.52	$0.46	$0.05
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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Employment Agreement, dated as of May 1, 2010, between Ubiquiti Networks, Inc. and John Sanford.	S-1	10.7	June 17, 2011

10.6#	Employment Agreement, dated as of , between Ubiquiti Networks, Inc. and Kevin Radigan.				X

10.7	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.8	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.9	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.10†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.11	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.12	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.13	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.14	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.15	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS(*)	XBRL Instance Document				X

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document				X

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document				X

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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