Form 10-Q
period 2016-09-30
Ubiquiti Networks, Inc.
filed 2016-11-07
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of November 1, 2016, 82,130,312 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$573,644	$551,031
Accounts receivable, net of allowance for doubtful accounts of $35 and $48 at September 30, 2016 and June 30, 2016, respectively	95,728	82,790
Inventories	79,841	57,113
Vendor deposits	30,088	30,255
Prepaid income taxes	314	299
Prepaid expenses and other current assets	5,987	6,896
Total current assets	785,602	728,384
Property and equipment, net	12,520	12,953
Long-term deferred tax assets	4,195	4,195
Other long-term assets	1,656	1,576
Total assets	$803,973	$747,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,540	$51,510
Income taxes payable	2,038	1,488
Debt - short-term	12,243	10,993
Other current liabilities	20,300	26,672
Total current liabilities	77,121	90,663
Long-term taxes payable	24,494	23,202
Debt - long-term	187,879	191,564
Deferred revenues - long-term	1,498	1,303
Total liabilities	290,992	306,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 500,000,000 shares authorized:
82,123,043 and 81,667,129 outstanding at September 30, 2016 and June 30, 2016, respectively	82	82
Additional paid–in capital	817	—
Retained earnings	512,082	440,294
Total stockholders’ equity	512,981	440,376
Total liabilities and stockholders’ equity	$803,973	$747,108
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues	$204,757	$151,415
Cost of revenues	106,453	77,911
Gross profit	98,304	73,504
Operating expenses:
Research and development	14,539	13,561
Sales, general and administrative	8,863	8,142
Business e-mail compromise (“BEC”) fraud loss/(recovery)	—	(8,034)
Total operating expenses	23,402	13,669
Income from operations	74,902	59,835
Interest expense and other, net	(1,099)	(116)
Income before provision for income taxes	73,803	59,719
Provision for income taxes	2,015	5,960
Net income and comprehensive income	$71,788	$53,759
Net income per share of common stock:
Basic	$0.88	$0.62
Diluted	$0.86	$0.61
Weighted average shares used in computing net income per share of common stock:
Basic	81,812	87,062
Diluted	83,854	88,465
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$71,788	$53,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,541	1,617
Provision for inventory obsolescence	80	1,091
(Recovery)/Provision for loss on vendor deposits	(676)	5
Stock-based compensation	927	1,027
Excess tax benefit from employee stock-based awards	—	(333)
Other, net	135	122
Changes in operating assets and liabilities:
Accounts receivable	(12,925)	2,519
Inventories	(22,442)	5,229
Vendor deposits	843	—
Prepaid income taxes	(15)	2,566
Prepaid expenses and other assets	807	(5,020)
Accounts payable	(9,026)	(20,546)
Income taxes payable	1,842	2,347
Deferred revenues	466	109
Accrued liabilities and other current liabilities	(576)	3,235
Net cash provided by operating activities	32,769	47,727
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(1,064)	(1,830)
Net cash used in investing activities	(1,064)	(1,830)
Cash Flows from Financing Activities:
Repayments of term loan	(2,500)	(2,500)
Repurchases of common stock	(6,483)	(53,818)
Proceeds from exercise of stock options	682	301
Excess tax benefit from employee stock-based awards	—	333
Tax withholdings related to net share settlements of restricted stock units	(791)	(534)
Net cash (used in) provided by financing activities	(9,092)	(56,218)
Net increase (decrease) in cash and cash equivalents	22,613	(10,321)
Cash and cash equivalents at beginning of period	551,031	446,401
Cash and cash equivalents at end of period	$573,644	$436,080
Non-Cash Investing and Financing Activities:
Unpaid property and equipment and other long-term assets	$413	$—
Unpaid stock repurchases	$—	$9,488
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
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2017 is referred to as “fiscal 2017” and the fiscal year ended June 30, 2016 is referred to as “fiscal 2016.”
Basis of Presentation— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2016 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K, as filed with the SEC on August 22, 2016 (the “Annual Report”). The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2016 included in the Annual Report. Except as noted below, there have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.

New Accounting Updates Recently Adopted

Effective July 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 regarding simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously the Company reported these costs as assets on its balance sheet. The guidance is applied on a retrospective basis whereby prior-period financial statements must be adjusted to reflect the adoption of the new guidance.
The Company has reclassified $0.3 million from "prepaid expenses and other current assets" to "Debt - short-term", and $0.7 million from "Other long-term assets" to "Debt - long-term" on the June 30, 2016 consolidated balance sheet.

Effective July 1, 2016, the Company adopted ASU 2015-11 regarding simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this update prospectively, and it did not have a material impact on the Company's Consolidated Financial Statements.

Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting. The Company applied the guidance relating to accounting for excess tax benefits and the presentation of excess tax benefits for share-based payments in the consolidated statement of cash flows on a prospective basis; according prior period amounts have not been adjusted. The Company recognized the excess tax benefits of $6.8 million within the provision for income taxes rather than additional paid-in capital during the three months ended September 30, 2016. The Company classified the excess tax benefits for share-based payments within cash flows from operating activities for the three months ended September 30, 2016 rather than within cash flows from financing activities. In regards to the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited, rather than electing to account for forfeitures as they occur. No other terms of the adopted guidance resulted in an impact on the Company's Consolidated Financial Statements.

Recent Accounting Standards or Updates Not Yet Effective
In June 2014, the FASB issued a new accounting standard update on revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and any assets recognized from the costs to obtain or fulfill a contract. The guidance was to be effective for annual and interim reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, to December 15, 2017, to provide adequate time to effectively implement the new standard, though the early adoption as of the original effective date is allowed. The Company is currently assessing the impact of this new guidance and has not selected the transition method.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. (“ASU 2016-12”). ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective. The amendments in this update also affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses On Financial Instruments”. (“ASU 2016-13”). ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Additionally, purchase accounting rules have been modified as well as credit losses on held-to-maturity debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018.

The Company is in the process of assessing the impact that adoption of this new standard will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory". (“ASU 2016-16”). ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted but can only be adopted in the first interim period of a fiscal year. The Company is in the process of assessing the impact that adoption of this new standard will have on its consolidated financial statements.

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
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities. Additionally, as of September 30, 2016, we held $530.2 million of our $573.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur material tax liabilities if we were to repatriate those amounts.
As of September 30, 2016 and June 30, 2016 the Company had debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement.
As of September 30, 2016 and June 30, 2016, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	September 30, 2016				June 30, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Debt	$201,000	$—	$201,000	$—	$203,500	$—	$203,500	$—

NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2016	2015
Numerator:
Net income and comprehensive income	$71,788	$53,759
Denominator:
Weighted-average shares used in computing basic net income per share	81,812	87,062
Add—dilutive potential common shares:
Stock options(1)	1,920	1,302
Restricted stock units(1)	122	101
Weighted-average shares used in computing diluted net income per share	83,854	88,465
Net income per share of common stock:
Basic	$0.88	$0.62
Diluted	$0.86	$0.61

(1) Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting, the adoption increased the number of diluted stock options and restricted stock units by 774 thousand shares.

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2016	2015
Restricted stock units	4	39
	4	39
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Finished goods	$71,040	$50,987
Raw materials	8,801	6,126
Total	$79,841	$57,113

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Testing equipment	$6,481	$6,051
Computer and other equipment	5,013	4,857
Tooling equipment	6,036	5,801
Furniture and fixtures	1,325	1,325
Leasehold improvements	5,164	5,136
Software	2,540	2,488
Software in development	2,811	2,739
Property and Equipment, Gross	29,370	28,397
Less: Accumulated depreciation and amortization	(16,850)	(15,444)
Property and Equipment, Net	$12,520	$12,953

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Intangible assets, net (1)	$594	$616
Other long-term assets	1,062	960
Total	$1,656	$1,576

(1) - Accumulated amortization was $1,025 thousand and $955 thousand as of September 30, 2016 and June 30, 2016, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Accrued expenses	$6,948	$5,749
Accrued compensation and benefits	2,048	1,589
Warranty accrual	3,028	2,236
Deferred revenue - short term	3,188	2,917
Customer deposits	684	856
Reserve for sales returns	3,334	2,820
Other payables	1,070	10,505
Total	$20,300	$26,672
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Beginning balance	$2,236	$2,750
Accruals for warranties issued during the period	2,031	120
Settlements made during the period	(1,239)	(715)
Ending balance	$3,028	$2,155
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

Our Debt consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Term Loan - short term	$12,500	$11,250
Debt Issuance costs, net (1)	(257)	(257)
Total Debt - short term	12,243	10,993

Term Loan - long term	72,500	76,250
Revolver - long term	116,000	116,000
Debt issuance costs, net (1)	(621)	(686)
Total Debt - long term	$187,879	$191,564

(1) On July 1 2016, the Company retrospectively adopted ASU 2015-03, which requires unamortized debt issuance costs to be included as a direct deduction from the related debt liability on the balance sheet. Under previous guidance, all unamortized debt issuance costs were reported as assets on the balance sheet. See Note 2 for information on the impact of the retrospective adoption of ASU 2015-03.

As of September 30, 2016, the interest rate on the term loan was 2.34%. The table below shows the respective interest rates as of September 30, 2016 in addition to interest rate reset dates and rates as available for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	September 30, 2016	Rate Reset Date	Reset Rate
$15 Million Revolver	2.42%	01/09/2017	*
$18 Million Revolver	2.48%	01/18/2017	*
$16 Million Revolver	2.70%	02/13/2017	*
$19 Million Revolver	2.41%	01/03/2017	*
$48 Million Revolver	2.48%	11/30/2016	*
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
During the three months ended September 30, 2016, the Company made a payment of $3.0 million against the term loan facility under the Amended Credit Agreement, of which $2.5 million was a repayment of principal and $0.5 million was payment of interest. During the three months ended September 30, 2016, the Company made a payment of $0.4 million interest against the revolver loan facility under the Amended Credit Agreement. As of September 30, 2016, excluding debt issuance costs, the Company classified $12.5 million and $188.5 million as short-term and as long-term debt, respectively, on its consolidated balance sheet.
On September 2, 2015, the Company accessed a letter of credit under its revolving credit facility in the amount of $237 thousand for the benefit of the landlord pursuant to a new lease of office space. The landlord can draw against the letter of credit in the event of default by the Company. The letter of credit expires on September 2, 2017, subject to automatic renewal for additional one-year periods.
The following table summarizes our estimated debt and interest payment obligations as of September 30, 2016, for the remainder of fiscal 2017 and future fiscal years (in thousands):

	2017 (remainder)	2018	2019	2020	Thereafter	Total
Debt payment obligations	$8,750	$15,000	$15,000	$162,250	$—	$201,000
Interest and other payments on debt payment obligations (1)	3,754	4,712	4,361	2,781	—	15,608
Total	$12,504	$19,712	$19,361	$165,031	$—	$216,608

(1) - Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2016. Furthermore, two to three-month payment intervals on the revolving debt have been assumed, consistent with the Company's elections to date.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases its headquarters in San Jose, California and other locations under non-cancelable operating leases that expire at various dates through fiscal 2022.

At September 30, 2016, future minimum annual payments under operating leases for the remainder of fiscal 2017 and future fiscal years are as follows (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Operating leases	$5,340	$5,153	$2,576	$1,744	$1,085	$375	$16,273
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability under its orders, and no significant accruals have been recorded as of September 30, 2016. The Company had inventory purchase obligations of $25.8 million as of September 30, 2016.
Other Obligations
The Company had other obligations of $10.0 million as of September 30, 2016, which consisted primarily of commitments related to research and development projects.
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

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California against Ubiquiti Networks, Inc., certain of its officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws. On January 30, 2013, the plaintiffs filed an amended consolidated complaint. On March 26, 2014, the court issued an order granting a motion to dismiss the complaint with leave to amend. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014, the court ordered the dismissal of the lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. On May 15, 2014, the plaintiffs filed a notice of appeal from the judgment of the court. The Ninth Circuit heard oral arguments on August 10, 2016. On October 24, 2016, the Ninth Circuit issued an unpublished opinion, reaffirming the district court’s dismissal of the alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and reversing the district court’s dismissal of the alleged violations of Sections 11 and 15 of the Securities Act of 1933. The Company plans to file a petition for rehearing with the Ninth Circuit and to vigorously defend itself against these claims. There can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss, if any, that it may experience in connection with this litigation.

NOTE 9—COMMON STOCK AND TREASURY STOCK
As of September 30, 2016 and June 30, 2016, the authorized capital of the Company included 500,000,000 shares of common stock. As of September 30, 2016 and June 30, 2016, there were 82,123,043 and 81,667,129 shares of common stock outstanding, respectively.

Common Stock Repurchases

On May 4, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. During the fourth quarter of fiscal 2016, the Company repurchased 1,309,606 shares of its common stock at an average price per share of $38.18 for an aggregate amount of $50 million. This included unpaid stock repurchases of $6.5 million relating to repurchases executed on or prior to June 30, 2016 for trades that settled in the first quarter of fiscal 2017.

On August 3, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on September 30, 2017. As of September 30, 2016, the Company has not repurchased any of its common stock under this plan.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2016, the Company had 10,022,225 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Cost of revenues	$144	$113
Research and development	560	624
Sales, general and administrative	223	290
	$927	$1,027
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2016:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2016	2,125,307	$2.03	2.65	$77,850
Exercised	(412,202)	$1.65
Forfeitures and cancellations	(417)	$12.14
Balance, September 30, 2016	1,712,688	$2.12	2.37	$88,002
Vested and expected to vest as of September 30, 2016	1,712,569	$2.12	2.37	$87,997
Vested and exercisable as of September 30, 2016	1,696,901	$2.03	2.34	$87,342

During the three months ended September 30, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $20.7 million and $1.5 million, respectively, as determined as of the date of option exercise.

As of September 30, 2016, the Company had unrecognized compensation costs of $0.1 million related to stock options which the Company expects to recognize over a weighted-average period of 0.3 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three months ended September 30, 2016 and 2015.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2016	271,971	$28.72
RSUs granted	24,330	$45.83
RSUs vested	(60,728)	$20.36
RSUs canceled	(10,928)	$32.60
Non-vested RSUs, September 30,2016	224,645	$32.64
The intrinsic value of RSUs vested in the three months ended September 30, 2016 and 2015 was $2.9 million and $1.9 million, respectively.
As of September 30, 2016, there were unrecognized compensation costs related to RSUs of $8.0 million which the Company expects to recognize over a weighted average period of 2.9 years.
NOTE 11—INCOME TAXES
The Company recorded a tax provision of $2.0 million for the three months ended September 30, 2016. The Company’s estimated fiscal year 2017 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and share-based compensation excess tax benefit.
Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting. In accordance with the new guidance, the Company recognized excess tax benefits for share-based payments of $6.8 million as a discrete item within the provision for income taxes rather than additional paid-in capital for the three months ended September 30, 2016. See Note 2 for information on the impact of the adoption of ASU 2016-09.
As of September 30, 2016, the Company had approximately $24.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At September 30, 2016, an immaterial amount of interest and penalties are included in long-term income tax payable. The Company recorded a net increase of its unrecognized tax benefits of $1.2 million for the three months ended September 30, 2016. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
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

•
Enterprise Technology includes the Company’s UniFi and mFi platforms, including UniFi Access Point (“UAP”) products, AmpliFi, UniFi Video products, UniFi Voice Over IP (“VOIP”) phones and UniFi switch products. Enterprise Technology also includes revenues that are attributable to PCS.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2016		2015
Service provider technology	$120,632	59%	$103,399	68%
Enterprise technology	84,125	41%	48,016	32%
Total revenues	$204,757	100%	$151,415	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2016		2015
North America(1)	$74,165	36%	$53,234	35%
South America	24,184	12%	22,148	15%
Europe, the Middle East and Africa ("EMEA")	81,375	40%	60,503	40%
Asia Pacific	25,033	12%	15,530	10%
Total revenues	$204,757	100%	$151,415	100%

(1)	Revenue for the United States was $70.6 million and $50.6 million for the three months ended September 30, 2016 and 2015, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2016	2015	2016	2016
Customer A	*	*	*	11%
Customer B	*	*	*	13%
Customer C	10%	*	16%	18%
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $650 thousand and $213 thousand in expenses pursuant to the Aircraft Lease Agreement during the three months ended September 30, 2016 and 2015, respectively.  All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
As disclosed in June 2015 and 2016, the Company determined that it was the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of the $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during the three months ended September 30, 2016.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report, particularly in Part II “Other Information”, Item 1-Legal Proceedings and 1A-Risk Factors, in this report.
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

•
Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi, UniFi Video Products, AmpliFi, UniFi switching and routing solutions. Enterprise Technology also includes revenues that are attributable to PCS. Enterprise Technology also includes revenues that are attributable to PCS.

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and Original Equipment Manufacturers (“OEMs”). Sales to distributors accounted for 99% of our revenues in the three months ended September 30, 2016.
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
In addition to utilizing contract manufacturers, we outsource most of our logistics warehousing and order fulfillment functions, which are located primarily in China, and to a lesser extent, Taiwan and the United States. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of September 30, 2016 and June 30, 2016, we had deferred revenues of $4.7 million and $4.2 million, respectively, related to these obligations.
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

Results of Operations
Comparison of Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016		2015
	(In thousands, except percentages)
Revenues	$204,757	100%	$151,415	100%
Cost of revenues(1)	106,453	52%	77,911	51%
Gross profit	98,304	48%	73,504	49%
Operating expenses:
Research and development(1)	14,539	7%	13,561	9%
Sales, general and administrative(1)	8,863	4%	8,142	5%
Business e-mail compromise (“BEC”) fraud loss/(recovery)	—	*	(8,034)	(5)%
Total operating expenses	23,402	11%	13,669	9%
Income from operations	74,902	37%	59,835	40%
Interest expense and other, net	(1,099)	(1)%	(116)	*
Income before provision for income taxes	73,803	36%	59,719	39%
Provision for income taxes (2)	2,015	1%	5,960	4%
Net income and comprehensive income	$71,788	35%	$53,759	35%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$144		$113
Research and development	560		624
Sales, general and administrative	223		290
Total stock-based compensation	$927		$1,027
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(6,820)		$—
Revenues
Total revenues increased $53.4 million, or 35%, from $151.4 million in the three months ended September 30, 2015 to $204.8 million in the three months ended September 30, 2016. The drivers of the increase are discussed in further detail below. During the three months ended September 30, 2016, there were no material price changes in the Company's products sold. During these periods there were changes in product mix, including a higher mix of Enterprise Technology products sold as compared to the three months ended September 30, 2015.
Revenues by Product Type

	Three Months Ended September 30,
	2016		2015
	(in thousands, except percentages)
Service provider technology	$120,632	59%	$103,399	68%
Enterprise technology	84,125	41%	48,016	32%
Total revenues	$204,757	100%	$151,415	100%

Service Provider Technology revenue increased $17.2 million, or 17%, from $103.4 million in the three months ended September 30, 2015 to $120.6 million in the three months ended September 30, 2016. The increase in Service Provider Technology revenue during the three months ended September 30, 2016 as compared to the same period in the prior year was primarily due to increased Service Provider Technology revenues in North America, Europe, the Middle East and Africa ("EMEA") and Asia Pacific and offset by a slight decrease in revenues in South America.

Enterprise Technology revenue increased $36.1 million, or 75%, from $48.0 million in the three months ended September 30, 2015 to $84.1 million in the three months ended September 30, 2016. The increase in Enterprise Technology revenue during the three months ended September 30, 2016 as compared to the same period in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,
	2016		2015
North America(1)	$74,165	36%	$53,234	35%
South America	24,184	12%	22,148	15%
Europe, the Middle East and Africa ("EMEA")	81,375	40%	60,503	40%
Asia Pacific	25,033	12%	15,530	10%
Total revenues	$204,757	100%	$151,415	100%

(1)	Revenue for the United States was $70.6 million and $50.6 million for the three months ended September 30, 2016 and 2015, respectively.
North America
Revenues in North America increased $21.0 million, or 39%, from $53.2 million in the three months ended September 30, 2015 to $74.2 million in the three months ended September 30, 2016. The increase in North American revenues during the three months ended September 30, 2016 as compared to the same periods in the prior year was primarily due to increased demand for both our Service Provider Technology products and Enterprise Technology products.

South America
Revenues in South America increased $2.1 million, or 10%, from $22.1 million in the three months ended September 30, 2015 to $24.2 million in the three months ended September 30, 2016. The increase in South American revenues during the three months ended September 30, 2016 as compared to the same period in the prior year was primarily due to increased revenues from Enterprise Technology products and offset by the slightly decreased revenues from Service Provider Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $20.9 million, or 35%, from $60.5 million in the three months ended September 30, 2015 to $81.4 million in the three months ended September 30, 2016. The increase in EMEA revenues during the three months ended September 30, 2016 as compared to the same period in the prior year was primarily due to increased demand for both our Service Provider Technology products and Enterprise Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $9.5 million, or 61%, from $15.5 million in the three months ended September 30, 2015 to $25.0 million in the three months ended September 30, 2016. The increase in Asia Pacific revenues during the three months ended September 30, 2016, as compared to the same periods in the prior year was primarily due to increased demand for both our Service Provider Technology products and Enterprise Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $28.6 million, or 37%, from $77.9 million in the three months ended September 30, 2015 to $106.5 million in the three months ended September 30, 2016. This increase was primarily due to our overall increase in revenues.
Gross profit margin slightly decreased to 48% in the three months ended September 30, 2016 compared to 49% in the three months ended September 30, 2015. The decrease was primarily due to change in mix of products sold during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Operating Expenses

Research and Development
Research and development (“R&D”) expenses increased $0.9 million, or 7%, from $13.6 million in the three months ended September 30, 2015 to $14.5 million in the three months ended September 30, 2016. As a percentage of revenues, research and development expenses decreased from 9% in the three months ended September 30, 2015 to 7% in the three months ended September 30, 2016. The increase in research and development expenses in absolute dollars was primarily due to increases in headcount as we broadened our research and development activities to introduce new products and new versions of existing products. As a percentage of revenues, research and development expenses decreased primarily due to our overall increase in revenues.
Sales, General and Administrative
Sales, general and administrative expenses increased $0.8 million, or 10%, from $8.1 million in the three months ended September 30, 2015 to $8.9 million in the three months ended September 30, 2016. As a percentage of revenues, sales, general and administrative expenses decreased from 5% in the three months ended September 30, 2015 to 4% in the three months ended September 30, 2016. Increases in sales, general and administrative expenses in absolute dollars for the three months ended September 30, 2016 as compared to the same period in the prior year are primarily due to an increase in headcount in the business development organization and overall increases in business development initiatives offset, in part, by lower cost for interim management and advisory services to remediate internal control weaknesses. As a percentage of revenues, sales, general and administrative expenses decreased primarily due to our overall increase in revenues.
Provision for Income Taxes
Our provision for income taxes decreased $4.0 million or 67%, from $6.0 million for the three months ended September 30, 2015 to $2.0 million for the three months ended September 30, 2016. Our effective tax rate decreased to 3% for the three months ended September 30, 2016 as compared to 10% for the three months ended September 30, 2015. The lower effective tax rate in the three months ended September 30, 2016 was primarily due to the recognition of the excess tax benefits for share-based payments of $6.8 million as a reduction of the provision for income taxes rather than additional paid-in capital for the three months ended September 30, 2016 as a result of the adoption of ASU 2016-09. See Note 2 for information on the impact of the adoption of ASU 2016-09.
Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $551.0 million at June 30, 2016 to $573.6 million at September 30, 2016.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$32,769	$47,727
Net cash used in investing activities	(1,064)	(1,830)
Net cash (used in) provided by financing activities	(9,092)	(56,218)
Net increase (decrease) in cash and cash equivalents	$22,613	$(10,321)
Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2016 of $32.8 million consisted primarily of net income of $71.8 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $41.0 million. These changes consisted primarily of a $9.6 million decrease in accounts payable and accrued liabilities, a $12.9 million increase in accounts receivable due to overall higher revenues for the period, and a $22.4 million increase in inventory due to build warehouse stock levels in order to decrease lead times, a $1.8 million increase in taxes payable due to the timing of federal tax payments. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation (net of excess tax benefit), depreciation and amortization, decreases to our provision for inventory obsolescence, and decreases to our provision for vendor deposits. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $2.0 million.

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
Cash Flows from Investing Activities
We used $1.1 million of cash in investing activities during the three months ended September 30, 2016. Our investing activities consist of capital expenditures for machinery and equipment related to product development and prototyping activities in addition to purchases of intangible assets. Capital expenditures for the three months ended September 30, 2016 and 2015 were $1.0 million and $1.8 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $49 thousand and $7 thousand during the three months ended September 30, 2016 and 2015, respectively, consisting primarily of legal costs associated with trademark applications and acquisition of domain names.
Cash Flows from Financing Activities
We used $9.1 million of cash in financing activities during the three months ended September 30, 2016. During the three months ended September 30, 2016 we paid $6.5 million for repurchases of our common stock. We also made repayments of $2.5 million on our outstanding term loan debt under the Facilities. Additionally, cash inflows from financing activities included $682 thousand of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $791 thousand.
We had $56.2 million of cash used in financing activities during the three months ended September 30, 2015. We paid $53.8 million for repurchases of our common stock. Additionally, we made a $2.5 million repayment on our outstanding debt under the term loan portion of the Facilities. Cash inflows from financing activities included $0.3 million of cash proceeds received from the exercise of stock options in addition to $0.3 million of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units of $0.5 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under the Facilities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of September 30, 2016, we held $530.2 million of our $573.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur material tax liabilities if we decide to repatriate those amounts.
Warranties and Indemnifications
Our products are generally accompanied by a twelve-month warranty from date of purchase, which covers both parts and labor. Generally the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
We have, and may in the future enter into standard indemnification agreements with many of our distributors and OEMs, as well as certain other business partners in the ordinary course of business. These agreements do, and may in the future include provisions for indemnifying the distributor, OEM or other business partner against any claim brought by a third-party to the extent any such claim alleges that a Ubiquiti product infringes a patent, copyright or trademark or violates any other proprietary rights of that third-party. The maximum amount of potential future indemnification is unlimited. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2016.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities at September 30, 2016.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2016 for the remainder of fiscal 2017 and future fiscal years (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Operating leases	$5,340	$5,153	$2,576	$1,744	$1,085	$375	$16,273
Debt payment obligations	8,750	15,000	15,000	162,250	—	—	201,000
Interest and other payments on debt payment obligations	3,754	4,712	4,361	2,781	—	—	15,608
Purchase obligations	25,796	—	—	—	—	—	25,796
Other obligations	10,025	—	—	—	—	—	10,025
Total	$53,665	$24,865	$21,937	$166,775	$1,085	$375	$268,702
Operating Leases
We lease our headquarters in San Jose, California in addition to other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2022.
Principal, Interest and Other Debt Payment Obligations
On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. Although interest rates on our debt obligations will likely vary over time, we have assumed our interest rates as of September 30, 2016 as the interest rates for all fiscal years presented. Furthermore, the interest payment intervals on our revolving debt are determined at the Company's election pursuant to the Amended Credit Agreement, and may change over time. For purposes of the table above, we have assumed two to three-month payment intervals on our revolving debt, consistent with our elections to date. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. Component and product inventory held by our manufacturers or our third-party logistics providers is not recorded on our balance sheet until legal title passes to the Company. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components they purchased and for manufacturing and other costs related to these components. We periodically review the potential liability, and no significant liabilities for cancellations have been recorded for the three months ended September 30, 2016. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $25.8 million as of September 30, 2016.
Other Obligations

We had other obligations of $10.0 million as of September 30, 2016, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits
As of September 30, 2016, we had $24.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties related to uncertain tax positions as a component of tax expense. We do not expect any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Note About Forward-Looking Statements
When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, the effects of government regulations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Part II “Other Information”, Item 1-Legal Proceedings and Item 1A- Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of September 30, 2016, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $4.0 million over the next twelve months.
We had cash and cash equivalents of $573.6 million and $551.0 million as of September 30, 2016 and June 30, 2016, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the fact that certain material weaknesses in our internal control over financial reporting previously identified and disclosed in our Item 9A of our Annual Report continued to exist at September 30, 2016.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the material weaknesses in our internal control over financial reporting that existed as of that date, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q and (ii) the unaudited Condensed Consolidated Financial Statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Remediation of Previously Disclosed Material Weakness

We have taken actions to remediate the material weakness associated with the ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers including (i) reviewed and updated user access and transaction privileges in the general ledger and interfacing subsidiary systems, (ii) implemented systematic and manual controls to monitor the effectiveness of user access and transaction privileges, (iii) enhanced the design of our periodic segregation of duties review, , and (iv) developed and communicated policies designed to consider impacts to the general ledger when updating system configurations, including transaction privileges and segregation of duties. Based on these changes, in addition to testing performed, management believes that the material weakness related to user access and transaction privileges in the general ledger has been remediated as of September 30, 2016.

Status of Previously Disclosed Material Weaknesses

We have taken certain remediation steps to address the material weaknesses referenced above that continue to remain as of September 30, 2016, including:

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

The above remediation efforts have been ongoing and were substantially completed as of September 30, 2016. While we continue to progress with the testing of the newly implemented and redesigned controls, additional time is needed to support the operating effectiveness of such controls. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, we have implemented (i) systematic and manual controls to monitor user access and transaction privileges and (ii) systematic controls over disbursements. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 8 of the Notes to Consolidated Financial Statements for a discussion of our legal proceedings.
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
The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for enterprise networking equipment and consumer products possess similar characteristics of rapid technological updates, evolving industry standards, frequent changes in consumer preferences, frequent new product introductions and short and unpredictable product life cycles. Our ability to keep pace in these markets depends upon our ability to enhance our current products, and continue to develop and introduce new products rapidly and at competitive prices. The success of new product introductions or updates on existing products depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up, the effective management of our inventory and manufacturing schedule and the risk that new products may have defects or other deficiencies in the early stages of introduction. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff, to successfully innovate, and to adapt to technological changes and advances in the industry. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new versions of our products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and our users may switch to competing products.
The markets in which we compete are highly competitive.
The networking, enterprise WLAN, solar, video surveillance, wireless backhaul and machine-to-machine communications, solar and consumer markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of the $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during the three months ended September 30, 2016.
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
We invested in developing some of our own manufacturing capacity, for example to support our product development and prototyping. To the extent that we may invest in and expand these manufacturing capabilities, and increasingly rely upon such activities, we will face increased risks associated with:

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
As of September 30, 2016, our balance outstanding under our existing term loan and credit facility, excluding debt issuance costs, was $201 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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
Our products operate in unlicensed radio frequency (“RF”) spectrum, which is used by a wide range of devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, and others, the resultant higher levels of clutter and interference in the bands of operation our products use could decrease the usage by our products. Our business could be further harmed if currently unlicensed RF spectrum becomes subject to licensing in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation. In addition, if new spectrums, either licensed or unlicensed, are made available by government regulatory agencies for broadband wireless communication that may disrupt the competitive landscape of our industry and impact our business.
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
Our customers, users and other parties may expect us to indemnify them for losses incurred in connection with our products, including as a result of intellectual property infringement, defective products, and security vulnerabilities, even if our agreements with them do not require us to provide this indemnification. In some instances, we may decide to defend and indemnify them, irrespective of whether we believe that we have an obligation to do so. The expenses associated with providing indemnification can be substantial. We may also reject demands for indemnification, which may lead to disputes with a customer or other party and may negatively impact our relationships with them.
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
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management determined that the foregoing material weaknesses did not result in a material misstatement in the Consolidated Financial Statements as of

September 30, 2016. Management determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 that caused a material misappropriation of Company assets during fiscal 2015. In light of these material weaknesses, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
On May 4, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. During the fourth quarter of fiscal 2016, the Company repurchased 1,309,606 shares of its common stock at an average price per share of $38.18 for an aggregate amount of $50 million. This included unpaid stock repurchases of $6.5 million relating to repurchases executed on or prior to June 30, 2016 for trades that settled in the first quarter of fiscal 2017.

On August 3, 2016, the Board of Directors of the Company approved a new $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on
September 30, 2017. As of September 30, 2016, the Company has not repurchased any of its common stock under this plan.

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

UBIQUITI NETWORKS, INC.

Dated:	November 7, 2016	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 7, 2016	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.