Form 10-Q
period 2016-12-31
Ubiquiti Networks, Inc.
filed 2017-02-09
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 7, 2017, 82,231,660 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$612,725	$551,031
Accounts receivable, net of allowance for doubtful accounts of $355 and $48 at December 31, 2016 and June 30, 2016, respectively	115,816	82,790
Inventories	104,417	57,113
Vendor deposits	37,068	30,255
Prepaid income taxes	5,378	299
Prepaid expenses and other current assets	11,188	6,896
Total current assets	886,592	728,384
Property and equipment, net	12,622	12,953
Long-term deferred tax assets	4,195	4,195
Other long-term assets	2,029	1,576
Total assets	$905,438	$747,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,571	$51,510
Income taxes payable	1,576	1,488
Debt - short-term	13,493	10,993
Other current liabilities	26,638	26,672
Total current liabilities	119,278	90,663
Long-term taxes payable	25,289	23,202
Debt - long-term	184,194	191,564
Deferred revenues - long-term	2,071	1,303
Total liabilities	330,832	306,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 500,000,000 shares authorized:
82,210,987 and 81,667,129 outstanding at December 31, 2016 and June 30, 2016, respectively	82	82
Additional paid–in capital	1,834	—
Retained earnings	572,690	440,294
Total stockholders’ equity	574,606	440,376
Total liabilities and stockholders’ equity	$905,438	$747,108
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$213,536	$161,871	$418,293	$313,286
Cost of revenues	118,397	82,830	224,850	160,741
Gross profit	95,139	79,041	193,443	152,545
Operating expenses:
Research and development	16,338	15,429	30,877	28,990
Sales, general and administrative	9,001	7,433	17,864	15,575
Business e-mail compromise (“BEC”) fraud loss/(recovery)	—	(257)	—	(8,291)
Total operating expenses	25,339	22,605	48,741	36,274
Income from operations	69,800	56,436	144,702	116,271
Interest expense and other, net	(1,170)	(651)	(2,269)	(767)
Income before provision for income taxes	68,630	55,785	142,433	115,504
Provision for income taxes	8,022	6,333	10,037	12,293
Net income and comprehensive income	$60,608	$49,452	$132,396	$103,211
Net income per share of common stock:
Basic	$0.74	$0.58	$1.61	$1.20
Diluted	$0.72	$0.57	$1.58	$1.18
Weighted average shares used in computing net income per share of common stock:
Basic	82,169	84,724	81,990	85,893
Diluted	83,888	86,091	83,875	87,285
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$132,396	$103,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,363	3,126
Provision for inventory obsolescence	1,484	719
(Recovery)/Provision for loss on vendor deposits	(1,053)	(16)
Write off of software development costs	—	2,505
Stock-based compensation	1,492	1,984
Excess tax benefit from employee stock-based awards	—	(432)
Deferred Taxes	—	(23)
Other, net	1,034	219
Changes in operating assets and liabilities:
Accounts receivable	(33,333)	1,326
Inventories	(48,189)	3,357
Vendor deposits	(5,759)	4,393
Prepaid income taxes	(5,079)	2,566
Prepaid expenses and other assets	(4,820)	(775)
Accounts payable	25,989	(1,384)
Income taxes payable	2,175	3,383
Deferred revenues	1,787	212
Accrued liabilities and other current liabilities	4,184	703
Net cash provided by operating activities	75,671	125,074
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(2,836)	(3,022)
Net cash used in investing activities	(2,836)	(3,022)
Cash Flows from Financing Activities:
Proceeds from revolver loan	—	33,000
Repayments of term loan	(5,000)	(5,000)
Repurchases of common stock	(6,483)	(100,000)
Proceeds from exercise of stock options	1,287	484
Excess tax benefit from employee stock-based awards	—	432
Tax withholdings related to net share settlements of restricted stock units	(945)	(697)
Net cash (used in) provided by financing activities	(11,141)	(71,781)
Net increase (decrease) in cash and cash equivalents	61,694	50,271
Cash and cash equivalents at beginning of period	551,031	446,401
Cash and cash equivalents at end of period	$612,725	$496,672
Non-Cash Investing and Financing Activities:
Unpaid property and equipment and other long-term assets	$379	$400
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Networks, Inc. was incorporated in the State of California in 2003 as Pera Networks, Inc. In 2005, Pera Networks, Inc. changed its name to Ubiquiti Networks, Inc. and commenced its current operations. In June 2010, Ubiquiti Networks, Inc. was re-incorporated in Delaware.
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K, as filed with the SEC on August 22, 2016 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for any future periods.
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
Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting. The Company applied the guidance relating to accounting for excess tax benefits and the presentation of excess tax benefits in the consolidated statement of cash flows on a prospective basis; accordingly, prior period amounts have not been adjusted. During the three and six months ended December 31, 2016, the Company recognized the excess tax benefits of $0.9 million and $7.7 million, respectively, within the provision for income taxes rather than additional paid-in capital. The Company classified the excess tax benefits within cash flows from operating activities for the six months ended December 31, 2016 rather than within cash flows from financing activities. In regards to the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited, rather than electing to account for forfeitures as they occur. No other terms of the adopted guidance resulted in an impact on the Company's Consolidated Financial Statements.

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019 and early application for in the first quarter of fiscal year 2018 is permitted. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is still evaluating the impact of adopting Topic 606 on its consolidated financial statements and related financial statement disclosures and has not yet selected a transition method or determined if it will adopt this standard in fiscal 2018 or 2019.
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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses On Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Additionally, purchase accounting rules have been modified as well as credit losses on held-to-maturity debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory," (“ASU 2016-16”). ASU 2016-16 eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted but can only be adopted in the first interim period of a fiscal year. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities. Additionally, as of December 31, 2016, we held $572.7 million of our $612.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur material tax liabilities if we were to repatriate those amounts.
As of December 31, 2016 and June 30, 2016 the Company had debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement.
As of December 31, 2016 and June 30, 2016, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	December 31, 2016	June 30, 2016
	Fair Value	Fair Value
Debt	$198,500	$203,500
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Net income and comprehensive income	$60,608	$49,452	$132,396	$103,211
Denominator:
Weighted-average shares used in computing basic net income per share	82,169	84,724	81,990	85,893
Add—dilutive potential common shares:
Stock options(1)	1,611	1,281	1,766	1,291
Restricted stock units(1)	108	86	119	101
Weighted-average shares used in computing diluted net income per share	83,888	86,091	83,875	87,285
Net income per share of common stock:
Basic	$0.74	$0.58	$1.61	$1.20
Diluted	$0.72	$0.57	$1.58	$1.18

(1) Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting. During the three and six months ended December 31, 2016, the adoption increased the number of diluted stock options and restricted stock units by 654 thousand and 715 thousand shares, respectively.

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Restricted stock units	—	22	—	1
	—	22	—	1
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Finished goods	$95,312	$50,987
Raw materials	9,105	6,126
Total	$104,417	$57,113

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Testing equipment	$6,963	$6,051
Computer and other equipment	5,025	4,857
Tooling equipment	6,667	5,801
Furniture and fixtures	1,474	1,325
Leasehold improvements	5,429	5,136
Software	5,469	2,488
Software in development	129	2,739
Property and Equipment, Gross	31,156	28,397
Less: Accumulated depreciation and amortization	(18,534)	(15,444)
Property and Equipment, Net	$12,622	$12,953

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Intangible assets, net (1)	$541	$616
Other long-term assets	1,488	960
Total	$2,029	$1,576

(1) - Accumulated amortization was $1.1 million and $1.0 million as of December 31, 2016 and June 30, 2016, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Accrued expenses	$7,051	$5,749
Accrued compensation and benefits	2,384	1,589
Warranty accrual	3,876	2,236
Deferred revenue - short term	3,936	2,917
Customer deposits	580	856
Reserve for sales returns	4,146	2,820
Other payables	4,665	10,505
Total	$26,638	$26,672
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2016	2015
Beginning balance	$2,236	$2,750
Accruals for warranties issued during the period	4,475	1,027
Settlements made during the period	(2,835)	(1,572)
Ending balance	$3,876	$2,205
NOTE 7—DEBT

On March 3, 2015, Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated its original credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. The Amended Credit Agreement provides for a $200.0 million senior secured revolving credit facility ("Revolving Facility") and a $100.0 million senior secured term loan facility ("Term Facility", together with the Revolving Facility, the “Facilities”), with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion), and matures on March 3, 2020. The Facilities replaced the Company’s $150.0 million senior secured revolving credit facility under its original credit agreement. The $100.0 million term loan facility of the Amended Credit Agreement was fully drawn at closing, and $72.3 million was used to repay the outstanding balance under its original credit agreement. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement.

Our Debt consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Term Loan - short term	$13,750	$11,250
Debt issuance costs, net (1)	(257)	(257)
Total Debt - short term	13,493	10,993
Term Loan - long term	68,750	76,250
Revolver - long term	116,000	116,000
Debt issuance costs, net (1)	(556)	(686)
Total Debt - long term	$184,194	$191,564

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

As of December 31, 2016, the interest rate on the term loan was 2.50%. The table below shows the respective interest rates as of December 31, 2016 in addition to interest rate reset dates and rates as available for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	December 31, 2016	Rate Reset Date	Reset Rate
$15 Million Revolver	2.42%	1/9/2017	2.51%
$18 Million Revolver	2.48%	1/18/2017	2.52%
$16 Million Revolver	2.70%	2/13/2017	*
$19 Million Revolver	2.41%	1/3/2017	2.50%
$48 Million Revolver	2.44%	2/28/2017	*
* - Reset rate not available as of filing date.

The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 3, 2020, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 2.50% of the original principal amount of the term loan until March 31, 2017, thereafter increasing to 3.75% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty.

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
During the three months ended December 31, 2016, the Company made a payment of $3.0 million against the balance under the Term Facility, of which $2.5 million was a repayment of principal and $0.5 million was payment of interest. During the six months ended December 31, 2016, the Company made aggregate payments of $6.0 million against the balance under the Term Facility, of which $5.0 million was a repayment of principal and $1.0 million was payment of interest.
During the three months ended December 31, 2016, the Company made a payment of $1.1 million of interest under the Revolving Facility. During the six months ended December 31, 2016, the Company made aggregate payments of $1.5 million of interest under the Revolving Facility.
On September 2, 2015, the Company accessed a letter of credit under its Revolving Facility in the amount of $0.2 million for the benefit of the landlord pursuant to a new lease of office space. The landlord can draw against the letter of credit in the event of a lease default by the Company. The letter of credit expires on September 2, 2017, subject to automatic renewal for additional one-year periods.
The following table summarizes our estimated debt and interest payment obligations as of December 31, 2016, for the remainder of fiscal 2017 and future fiscal years (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Debt payment obligations	$6,250	$15,000	$15,000	$162,250	$—	$—	$198,500
Interest and other payments on debt payment obligations (1)	2,526	4,803	4,429	2,814	—	—	14,572
Total	$8,776	$19,803	$19,429	$165,064	$—	$—	$213,072

(1) - Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2016. Furthermore, two to three-month payment intervals on the revolving debt have been assumed, consistent with the Company's elections to date.

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

At December 31, 2016, future minimum annual payments under operating leases for the remainder of fiscal 2017 and future fiscal years are as follows (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Operating leases	$3,678	$5,153	$2,576	$1,744	$1,085	$375	$14,611
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability under its orders, and no significant accruals have been recorded as of December 31, 2016. The Company had inventory purchase obligations of $34.7 million as of December 31, 2016.
Other Obligations
The Company had other obligations of $9.9 million as of December 31, 2016, which consisted primarily of commitments related to research and development projects.
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

Shareholder Class Action Lawsuits
Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California against Ubiquiti Networks, Inc., certain of our current and former officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws. On January 30, 2013, the plaintiffs filed an amended consolidated complaint. On March 26, 2014, the court issued an order granting a motion to dismiss the complaint with leave to amend. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014, the court ordered the dismissal of the lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. On May 15, 2014, the plaintiffs filed a notice of appeal from the judgment of the court. The Ninth Circuit heard oral arguments on August 10, 2016. On October 24, 2016, the Ninth Circuit issued an unpublished opinion, reaffirming the district court’s dismissal of the alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and reversing the district court’s dismissal of the alleged violations of Sections 11 and 15 of the Securities Act of 1933. The Company filed a petition for rehearing with the Ninth Circuit, which the Ninth Circuit denied. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss, if any, that it may experience in connection with this litigation.

NOTE 9—COMMON STOCK AND TREASURY STOCK
As of December 31, 2016 and June 30, 2016, the authorized capital of the Company included 500,000,000 shares of common stock. As of December 31, 2016 and June 30, 2016, there were 82,210,987 and 81,667,129 shares of common stock outstanding, respectively.

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

On August 3, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on September 30, 2017. As of December 31, 2016, the Company has not repurchased any of its common stock under this plan.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2016, the Company had 10,057,276 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cost of revenues	$30	$114	$174	$227
Research and development	381	580	941	1,204
Sales, general and administrative	155	263	378	553
	$566	$957	$1,493	$1,984
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2016:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2016	2,125,307	$2.03	2.65	$77,850
Exercised	(487,166)	$2.64
Forfeitures and cancellations	(1,356)	$11.72
Balance, December 31, 2016	1,636,785	$1.84	2.06	$91,595
Vested and expected to vest as of December 31, 2016	1,636,773	$1.84	2.06	$91,595
Vested and exercisable as of December 31, 2016	1,635,405	$1.83	2.06	$91,536

During the three months ended December 31, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.5 million and $738 thousand, respectively, as determined as of the date of option exercise. During the six months ended December 31, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $24.2 million and $2.2 million, respectively, as determined as of the date of option exercise.

As of December 31, 2016, the Company had unrecognized compensation costs of $8.8 thousand related to stock options which the Company expects to recognize over a weighted-average period of 0.3 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and six months ended December 31, 2016 and 2015.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2016	271,971	$28.72
RSUs granted	24,330	$45.83
RSUs vested	(76,427)	$23.36
RSUs canceled	(38,290)	$33.81
Non-vested RSUs, December 31, 2016	181,584	$32.20
The intrinsic value of RSUs vested in the three months ended December 31, 2016 and 2015 was $0.9 million and $0.9 million, respectively. The intrinsic value of RSUs vested in the six months ended December 31, 2016 and 2015 was $3.7 million and $2.8 million, respectively.
As of December 31, 2016, there were unrecognized compensation costs related to RSUs of $4.0 million which the Company expects to recognize over a weighted average period of 2.8 years.
NOTE 11—INCOME TAXES
The Company recorded a tax provision of $8.0 million and $10.0 million for the three and six months ended December 31, 2016. The Company’s estimated fiscal year 2017 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and in realization of share-based compensation excess tax benefit.
Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting. In accordance with the new guidance, for the three and six months ended December 31, 2016, the Company recognized excess tax benefits of $0.9 million and $7.7 million, respectively, as a discrete item within the provision for income taxes rather than additional paid-in capital. See Note 2 for information on the impact of the adoption of ASU 2016-09.
As of December 31, 2016, the Company had approximately $24.8 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At December 31, 2016, an immaterial amount of interest and penalties are included in long-term income tax payable. The Company recorded a net increase of its unrecognized tax benefits of $0.8 million and 2.0 million, respectively, for the three and six months ended December 31, 2016. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s tax filings from fiscal year 2011 and onwards could be subject to examinations by tax authorities.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On February 19, 2016, the U.S. Department of the Treasury filed a notice of appeal and has not withdrawn the requirement to include stock-based compensation from its regulations. On June 27, 2016, the U.S. Department of Treasury appealed the holding by filing its opening brief to the Ninth Circuit Court of Appeals. We have reviewed this case and its potential impact on Ubiquiti and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

•
Service Provider Technology includes the Company’s airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes solar products (sales of which have not been material to date) and revenues that are attributable to post-contract customer support (“PCS”).

•
Enterprise Technology includes the Company’s UniFi and mFi platforms, including UniFi Access Point (“UAP”) products, UniFi Video products, UniFi Voice Over IP (“VOIP”) phones and UniFi switch products. Enterprise Technology also includes AmpliFi products and revenues that are attributable to PCS.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
Service provider Technology	$115,580	54%	$109,616	68%	$236,212	56%	$213,015	68%
Enterprise Technology	97,956	46%	52,255	32%	182,081	44%	100,271	32%
Total revenues	$213,536	100%	$161,871	100%	$418,293	100%	$313,286	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
North America(1)	$94,609	44%	$57,402	35%	$168,774	40%	$110,636	35%
South America	19,285	9%	23,526	15%	43,469	10%	45,674	15%
Europe, the Middle East and Africa ("EMEA")	77,381	36%	60,973	38%	158,756	38%	121,476	39%
Asia Pacific	22,261	11%	19,970	12%	47,294	12%	35,500	11%
Total revenues	$213,536	100%	$161,871	100%	$418,293	100%	$313,286	100%

(1)
Revenue for the United States was $90.2 million and $53.9 million for the three months ended December 31, 2016 and 2015, respectively. Revenue for the United States was $160.8 million and $104.5 million for the six months ended December 31, 2016 and December 31, 2015, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2016	2015	2016	2015	2016	2016
Customer A	*	*	*	*	11%	11%
Customer B	*	*	*	*	*	13%
Customer C	12%	*	11%	*	20%	18%
Customer D	*	13%	*	11%	*	*
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.5 million and $1.2 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2016, respectively.  The Company recognized a total of approximately $0.4 million and $0.6 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2015, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
As disclosed in June 2015 and 2016, the Company determined that it was the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of the $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during the three and six months ended December 31, 2016.

The Company intends to continue to pursue the recovery of the remaining $30.0 million. The Company is also continuing to cooperate with U.S. federal and numerous overseas law enforcement authorities, who are actively pursuing a multi-agency criminal investigation. Any additional recoveries of funds are likely remote and therefore cannot be assured.
NOTE 15—SUBSEQUENT EVENTS
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and certain employees in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report, particularly in Note 15 “Subsequent Events” to our consolidated financial statements and Part II “Other Information”, Item 1-Legal Proceedings and 1A-Risk Factors, in this report.

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

In May 2016, we announced the creation of Ubiquiti Labs, a division focusing on research and development of consumer electronics. At the same time, we announced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home.
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

By reducing the cost of development, sales, marketing and support, we are able to eliminate traditional business model inefficiencies and offer innovative solutions with disruptive price performance characteristics to our customers.
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

•
Service Provider Technology includes our airMAX, EdgeMAX and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE. Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters. Service Provider Technology also includes solar products (sales of which have not been material to date) and revenues that are attributable to PCS.

•
Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi, UniFi Video Products, UniFi switching and routing solutions. Enterprise Technology also includes AmpliFi products and revenues that are attributable to PCS.

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and Original Equipment Manufacturers (“OEMs”). Sales to distributors accounted for 99% and 98% of revenues respectively, during the three and six months ended December 31, 2016.
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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of December 31, 2016 and June 30, 2016, we had deferred revenues of $6.0 million and $4.2 million, respectively, related to these obligations.
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

Results of Operations
Comparison of Three and Six Months Ended December 31, 2016 and 2015

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	(In thousands, except percentages)
Revenues	$213,536	100%	$161,871	100%	$418,293	100%	$313,286	100%
Cost of revenues(1)	118,397	55%	82,830	51%	224,850	54%	160,741	51%
Gross profit	95,139	45%	79,041	49%	193,443	46%	152,545	49%
Operating expenses:
Research and development(1)	16,338	8%	15,429	10%	30,877	7%	28,990	9%
Sales, general and administrative(1)	9,001	4%	7,433	5%	17,864	4%	15,575	5%
Business e-mail compromise (“BEC”) fraud loss/(recovery)	—	*	(257)	*	—	*	(8,291)	(3)%
Total operating expenses	25,339	12%	22,605	14%	48,741	12%	36,274	12%
Income from operations	69,800	33%	56,436	35%	144,702	35%	116,271	37%
Interest expense and other, net	(1,170)	(1)%	(651)	*	(2,269)	(1)%	(767)	*
Income before provision for income taxes	68,630	32%	55,785	34%	142,433	34%	115,504	37%
Provision for income taxes (2)	8,022	4%	6,333	4%	10,037	2%	12,293	4%
Net income and comprehensive income	$60,608	28%	$49,452	31%	$132,396	32%	$103,211	33%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$30		$114		$174		$227
Research and development	381		580		941		1,204
Sales, general and administrative	155		263		378		553
Total stock-based compensation	$566		$957		$1,493		$1,984
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(860)		$—		$(7,680)		$—
Revenues
Total revenues increased $51.6 million, or 32%, from $161.9 million in the three months ended December 31, 2015 to $213.5 million in the three months ended December 31, 2016. Total revenues increased $105.0 million, or 34% from $313.3 million in the six months ended December 31, 2015 to $418.3 million in the six months ended December 31, 2016.
The drivers of both increases are discussed in further detail below. During the three and six months ended December 31, 2016, there were no material price changes in the Company's products sold. During these periods there were changes in product mix, including a higher mix of Enterprise Technology products sold as compared to the three and six months ended December 31, 2015.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	(in thousands, except percentages)
Service provider Technology	$115,580	54%	$109,616	68%	$236,212	56%	$213,015	68%
Enterprise Technology	97,956	46%	52,255	32%	182,081	44%	100,271	32%
Total revenues	$213,536	100%	$161,871	100%	$418,293	100%	$313,286	100%

Service Provider Technology revenue increased $6.0 million, or 5%, from $109.6 million in the three months ended December 31, 2015 to $115.6 million in the three months ended December 31, 2016. Service Provider Technology revenue increased $23.2 million, or 11%, from $213.0 million in the six months ended December 31, 2015 to $236.2 million in the six months ended December 31, 2016.

The increase in Service Provider Technology revenue during the three months ended December 31, 2016 as compared to the same period in the prior year was primarily due to increased revenues in North America and offset by a decrease in Service Provider Technology revenues in Europe, the Middle East and Africa ("EMEA") and South America. The increase in Service Provider Technology revenue during the six months ended December 31, 2016 as compared to the same period in the prior year was primarily due to increased revenues for Service Provider Technology products in all regions except South America.
Enterprise Technology revenue increased $45.7 million, or 87%, from $52.3 million in the three months ended December 31, 2015 to $98.0 million in the three months ended December 31, 2016. Enterprise Technology revenue increased $81.8 million, or 82%, from $100.3 million in the six months ended December 31, 2015 to $182.1 million in the six months ended December 31, 2016. The increase in Enterprise Technology revenue during the three months ended December 31, 2016 as compared to the same period in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions. Similarly, the increase in Enterprise Technology revenue during the six months ended December 31, 2016 as compared to the same period in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
North America(1)	$94,609	44%	$57,402	35%	$168,774	40%	$110,636	35%
South America	19,285	9%	23,526	15%	43,469	10%	45,674	15%
Europe, the Middle East and Africa ("EMEA")	77,381	36%	60,973	38%	158,756	38%	121,476	39%
Asia Pacific	22,261	11%	19,970	12%	47,294	12%	35,500	11%
Total revenues	$213,536	100%	$161,871	100%	$418,293	100%	$313,286	100%

(1)
Revenue for the United States was $90.2 million and $53.9 million for the three months ended December 31, 2016 and 2015, respectively. Revenue for the United States was $160.8 million and $104.5 million for the six months ended December 31, 2016 and 2015 respectively.

North America
Revenues in North America increased $37.2 million, or 65%, from $57.4 million in the three months ended December 31, 2015 to $94.6 million in the three months ended December 31, 2016.  Revenues increased $58.2 million, or 53%, from $110.6 million in the six months ended December 31, 2015 to $168.8 million in the six months ended December 31, 2016. The increase in North American revenues during both the three and six months ended December 31, 2016 as compared to the same periods in the prior year was primarily due to increased sales for both our Service Provider Technology products and Enterprise Technology products.

South America
Revenues in South America decreased $4.2 million, or 18%, from $23.5 million in the three months ended December 31, 2015 to $19.3 million in the three months ended December 31, 2016. Revenues decreased $2.2 million, or 5%, from $45.7 million in the six months ended December 31, 2015 to $43.5 million in the six months ended December 31, 2016. The decrease in South American revenues during the three months ended December 31, 2016 as compared to the same period in the prior year was primarily due to decreased revenue from Service Provider Technology products. The decrease in South American revenues during the six months ended December 31, 2016 as compared to the same period in the prior year was primarily due to decreased revenues from Service Provider Technology products and offset by increased revenues from Enterprise Technology products.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $16.4 million, or 27%, from $61.0 million in the three months ended December 31, 2015 to $77.4 million in the three months ended December 31, 2016. Revenues increased $37.3 million, or 31%, from $121.5 million in the six months ended December 31, 2015 to $158.8 million in the six months ended December 31, 2016. The increase in EMEA revenues during the three months ended December 31, 2016 as compared to the same period in the prior year was primarily due to increased revenues from Enterprise Technology products and offset by decreased revenues from Service Provider Technology products. The increase during the six months ended December 31, 2016 as compared to the same period in the prior year was primarily due to increased revenues from both our Service Provider Technology products and Enterprise Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $2.3 million, or 12%, from $20.0 million in the three months ended December 31, 2015 to $22.3 million in the three months ended December 31, 2016. Revenues increased $11.8 million, or 33%, from $35.5 million in the six months ended December 31, 2015 to $47.3 million in the six months ended December 31, 2016. The increase in Asia Pacific revenues during the three months ended December 31, 2016 as compared to the same periods in the prior year was primarily due to increased revenues from Enterprise Technology products and offset by decreased revenues from Service Provider Technology products. The increase during the six months ended December 31, 2016 as compared to the same period in the prior year was primarily due to increased revenues from both our Service Provider Technology products and Enterprise Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $35.6 million, or 43%, from $82.8 million in the three months ended December 31, 2015 to $118.4 million in the three months ended December 31, 2016. Cost of revenues increased $64.2 million, or 40%, from $160.7 million in the six months ended December 31, 2015 to $224.9 million in the six months ended December 31, 2016. The increase during both the three and six months ended December 31, 2016 was primarily due to our overall increase in revenues and to a lesser extent, an increase in shipping cost, warranty and inventory reserves.
Gross profit margin decreased to 45% in the three months ended December 31, 2016 compared to 49% in the three months ended December 31, 2015 and decreased to 46% in the six months ended December 31, 2016 compared to 49% in the six months ended December 31, 2015. The decrease during both the three and six months ended December 31, 2016 was primarily due to change in mix of products sold and to a lesser extent, an increase in shipping cost, warranty and inventory reserves.
Operating Expenses

Research and Development
Research and development (“R&D”) expenses increased $0.9 million, or 6%, from $15.4 million in the three months ended December 31, 2015 to $16.3 million in the three months ended December 31, 2016. As a percentage of revenues, research and development expenses decreased from 10% in the three months ended December 31, 2015 to 8% in the three months ended December 31, 2016. R&D expenses increased $1.9 million, or 7%, from $29.0 million in the six months ended December 31, 2015 to $30.9 million in the six months ended December 31, 2016. As a percentage of revenues, R&D expenses decreased from 9% in the six months ended December 31, 2015 to 7% in the six months ended December 31, 2016.
The increase in research and development expenses in absolute dollars during both the three and six months ended December 31, 2016 was primarily due to increases in headcount and development activities and offset, in part, by the $2.5 million impairment charge for capitalized software development cost recognized in the three and six months ended December 31, 2015. The increase in headcount and development cost reflects the increased efforts to broaden our research and development activities to introduce new products and new versions of existing products. As a percentage of revenues, R&D expenses decreased primarily due to our overall increase in revenues.

Sales, General and Administrative
Sales, general and administrative expenses increased $1.6 million, or 22%, from $7.4 million in the three months ended December 31, 2015 to $9.0 million in the three months ended December 31, 2016. As a percentage of revenues, sales, general and administrative expenses decreased from 5% in the three months ended December 31, 2015 to 4% in the three months ended December 31, 2016. Sales, general and administrative expenses increased $2.3 million, or 15%, from $15.6 million in the six months ended December 31, 2015 to $17.9 million in the six months ended December 31, 2016. As a percentage of revenues, sales, general and administrative expenses decreased from 5% in the six months ended December 31, 2015 to 4% in the six months ended December 31, 2016.

Increases in sales, general and administrative expenses in absolute dollars during both the three and six months ended December 31, 2016 as compared to the same period in the prior year are primarily due to an increase in headcount in the business development organization and the overall increases in business development initiatives and offset, in part, by lower cost for interim management and advisory services to remediate internal control weaknesses. As a percentage of revenues, sales, general and administrative expenses decreased primarily due to our overall increase in revenues.
Provision for Income Taxes
Our provision for income taxes increased $1.7 million or 27%, from $6.3 million for the three months ended December 31, 2015 to $8.0 million for the three months ended December 31, 2016. Our effective tax rate increased to 12% for the three months ended December 31, 2016 as compared to 11% for the three months ended December 31, 2015. The higher effective tax rate in the three months ended December 31, 2016 was primarily due to taxes on increased sales in the U.S., partially offset by the recognition of excess tax benefits of $0.9 million. Such excess tax benefits were recorded as a reduction of the provision for income taxes for the three months ended December 31, 2016. The benefit resulted from the adoption of ASU 2016-09. See Note 2 for information on the impact of the adoption of ASU 2016-09. Our provision for income taxes decreased $2.3 million, or 18%, from $12.3 million for the six months ended December 31, 2015 to $10.0 million for the six months ended December 31, 2016. Our effective tax rate decreased to 7% for the six months ended December 31, 2016 as compared to 11% for the six months ended December 31, 2015. The decrease in the six months ended December 31, 2016 was primarily due to the recognition of the excess tax benefits of $7.7 million as a result of the adoption of ASU 2016-09.
Liquidity and Capital Resources

Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $551.0 million at June 30, 2016 to $612.7 million at December 31, 2016.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$75,671	$125,074
Net cash used in investing activities	(2,836)	(3,022)
Net cash (used in) provided by financing activities	(11,141)	(71,781)
Net increase (decrease) in cash and cash equivalents	$61,694	$50,271
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2016 of $75.7 million consisted primarily of net income of $132.4 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $63.0 million. These changes consisted primarily of a $30.2 million increase in accounts payable and accrued liabilities due to the timing of payments, a $33.3 million increase in accounts receivable due to overall higher revenues for the period, a $5.8 million increase in vendor deposit and a $48.2 million increase in inventory due to increase in warehouse stock levels in order to better support customers and reduce lead times, a $4.8 million increase in prepaid expense and other assets primarily due to the increase of non-trade accounts receivable, a $5.1 million increase in prepaid income taxes and a $2.2 million increase in taxes payable due to the timing of federal tax payments. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation (net of excess tax benefit), depreciation and amortization, decreases to our provision for inventory obsolescence, and decreases to our provision for vendor deposits. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $6.3 million.
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
Cash Flows from Investing Activities
We used $2.8 million of cash in investing activities during the six months ended December 31, 2016. Our investing activities consist of capital expenditures for machinery and equipment related to product development and prototyping activities in addition to purchases of intangible assets. Capital expenditures for the six months ended December 31, 2016 and 2015 were $2.7 million and $3.0 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $69 thousand and $20 thousand during the six months ended December 31, 2016 and 2015, respectively, consisting primarily of legal costs associated with trademark applications and acquisition of domain names.
Cash Flows from Financing Activities
We used $11.1 million of cash in financing activities during the six months ended December 31, 2016. During the six months ended December 31, 2016, we paid $6.5 million for repurchases of our common stock. We also made repayments of $5.0 million on our outstanding term loan debt under the Term Facility. Additionally, cash inflows from financing activities included $1.3 million of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $0.9 million.
We used $71.8 million of cash in financing activities during the six months ended December 31, 2015. During the six months ended December 31, 2015, we paid $100.0 million for repurchases of our common stock. We also made a $5.0 million repayment on our outstanding term loan debt under the Term Facility. Additionally, we drew $33.0 million under the Revolving Facility that was used for the repurchases of our common stock. Cash inflows from financing activities included $0.5 million of cash proceeds received from the exercise of stock options in addition to $0.4 million of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units of $0.7 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under the Facilities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of December 31, 2016, we held $572.7 million of our $612.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur material tax liabilities if we decide to repatriate those amounts.
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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2016.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities at December 31, 2016.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2016 for the remainder of fiscal 2017 and future fiscal years (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Operating leases	$3,678	$5,153	$2,576	$1,744	$1,085	$375	$14,611
Debt payment obligations	6,250	15,000	15,000	162,250	—	—	198,500
Interest and other payments on debt payment obligations	2,526	4,803	4,429	2,814	—	—	14,572
Purchase obligations	34,670	—	—	—	—	—	34,670
Other obligations	9,896	—	—	—	—	—	9,896
Total	$57,020	$24,956	$22,005	$166,808	$1,085	$375	$272,249
Operating Leases
We lease our headquarters in San Jose, California in addition to other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2022.
Principal, Interest and Other Debt Payment Obligations
On March 3, 2015, we entered into the Amended Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. Although interest rates on our debt obligations will likely vary over time, we have assumed our interest rates as of December 31, 2016 as the interest rates for all fiscal years presented. Furthermore, the interest payment intervals on our revolving debt are determined at the Company's election pursuant to the Amended Credit Agreement, and may change over time. For purposes of the table above, we have assumed two to three-month payment intervals on our revolving debt, consistent with our elections to date. Also included are estimated bank fees to be paid for unused portions of our Revolving Facility.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. Component and product inventory held by our contract manufacturers or our third-party logistics providers is not recorded on our balance sheet until legal title passes to the Company. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components they purchased and for manufacturing and other costs related to these components. We periodically review the potential liability, and no significant liabilities for cancellations have been recorded for the six months ended December 31, 2016. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $34.7 million as of December 31, 2016.
Other Obligations
We had other obligations of $9.9 million as of December 31, 2016, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits

As of December 31, 2016, we had $24.8 million of unrecognized tax benefits. This amount has not been included in the above table as the settlement period for the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined.
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
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of December 31, 2016, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $4.0 million over the next twelve months.
We had cash and cash equivalents of $612.7 million and $551.0 million as of December 31, 2016 and June 30, 2016, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the fact that certain material weaknesses in our internal control over financial reporting previously identified and disclosed in our Item 9A of our Annual Report on Form 10-K, as filed with the SEC on August 22, 2016 (the “Annual Report”) continued to exist at December 31, 2016.

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

Remediation of Previously Disclosed Material Weakness

We have taken actions to remediate the material weakness associated with the ineffectively designed and maintained controls over user access and transaction privileges to modify and post entries to the general ledger and subsidiary ledgers including (i) reviewed and updated user access and transaction privileges in the general ledger and interfacing subsidiary systems, (ii) implemented systematic and manual controls to monitor the effectiveness of user access and transaction privileges, (iii) enhanced the design of our periodic segregation of duties review, and (iv) developed and communicated policies designed to consider impacts to the general ledger when updating system configurations, including transaction privileges and segregation of duties. Based on these changes, in addition to testing performed, management believes that the material weakness related to user access and transaction privileges in the general ledger was remediated as of September 30, 2016, and as reported in our Form 10-Q for the quarterly period ended September 30, 2016.

Status of Previously Disclosed Material Weaknesses

We have taken certain remediation steps to address the material weaknesses referenced above that continue to remain as of December 31, 2016, including:

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

The above remediation efforts have been ongoing and were substantially completed as of December 31, 2016. While we continue to progress with the testing of the newly implemented and redesigned controls, additional time is needed to support the operating effectiveness of such controls. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.
Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2017 and continuing through the three months ended December 31, 2016, we have implemented (i) systematic and manual controls to monitor user access and transaction privileges and (ii) systematic controls over disbursements. There were no other changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of the $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during the six months ended December 31, 2016.

The Company intends to continue to pursue the recovery of the remaining $30.0 million. The Company is cooperating with U.S. federal and numerous overseas law enforcement authorities, who are actively pursuing a multi-agency criminal investigation. However, any additional recoveries are likely remote and therefore cannot be assured.

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
As of December 31, 2016, our balance outstanding under our existing Facilities, excluding debt issuance costs, was $198.5 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, consumer or securities class-actions and other litigation matters relating to various claims that arise in the normal course of business and otherwise. As more fully described in Note 15-“Subsequent Events” to our consolidated financial statements and Part II, Item 1-“Legal Proceedings” of this Form 10-Q, we, certain of our current and former officers and directors, and the underwriters of our initial public offering are defendants in a class action lawsuit in the United States District Court for the Northern District of California alleging claims under U.S. securities laws with respect to our initial public offering. In addition, we, one of our subsidiaries and certain of our employees have been named in a complaint filed in the United States District Court for the Northern District of California alleging violations of the Digital Millennium Copyright Act. If we do not prevail in these lawsuits, we may be required to pay monetary damages that may be in excess of our insurance coverage, if any. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could be materially and adversely affected.

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
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management determined that the foregoing material weaknesses did not result in a material misstatement in the Consolidated Financial Statements as of December 31, 2016. Management determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 to the Consolidated Financial Statements that caused a material misappropriation of Company assets during fiscal 2015. In light of these material weaknesses, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016.
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
We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities. Tax authorities could challenge our assertions with respect to how we have conducted our business operations which might result in a claim for larger tax payments from us. Any such payments could have a material and adverse effect on our operating results and financial condition.
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

On August 3, 2016, the Board of Directors of the Company approved a new $50 million stock repurchase program. Under the new stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on
September 30, 2017. As of December 31, 2016, the Company has not repurchased any of its common stock under this plan.

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

UBIQUITI NETWORKS, INC.

Dated:	February 9, 2017	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 9, 2017	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.