Form 10-Q
period 2017-03-31
Ubiquiti Networks, Inc.
filed 2017-05-04
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of May 2, 2017, 80,268,031 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$533,944	$551,031
Accounts receivable, net of allowance for doubtful accounts of $578 and $48 at March 31, 2017 and June 30, 2016, respectively	125,341	82,790
Inventories	132,512	57,113
Vendor deposits	49,779	30,255
Prepaid income taxes	10,902	299
Prepaid expenses and other current assets	10,233	6,896
Total current assets	862,711	728,384
Property and equipment, net	13,345	12,953
Long-term deferred tax assets	4,038	4,195
Other long-term assets	1,937	1,576
Total assets	$882,031	$747,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,411	$51,510
Income taxes payable	1,268	1,488
Debt - short-term	14,743	10,993
Other current liabilities	29,681	26,672
Total current liabilities	99,103	90,663
Long-term taxes payable	26,846	23,202
Debt - long-term	210,507	191,564
Deferred revenues - long-term	2,537	1,303
Total liabilities	338,993	306,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$0.001 par value; 500,000,000 shares authorized:
80,313,029 and 81,667,129 outstanding at March 31, 2017 and June 30, 2016, respectively	80	82
Additional paid–in capital	—	—
Retained earnings	542,958	440,294
Total stockholders’ equity	543,038	440,376
Total liabilities and stockholders’ equity	$882,031	$747,108
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$218,359	$167,433	$636,652	$480,719
Cost of revenues	119,273	84,940	344,123	245,681
Gross profit	99,086	82,493	292,529	235,038
Operating expenses:
Research and development	16,603	13,820	47,480	42,810
Sales, general and administrative	9,074	8,538	26,938	24,113
Business e-mail compromise (“BEC”) fraud loss/(recovery)	—	(3)	—	(8,294)
Total operating expenses	25,677	22,355	74,418	58,629
Income from operations	73,409	60,138	218,111	176,409
Interest expense and other, net	(1,038)	(510)	(3,307)	(1,277)
Income before provision for income taxes	72,371	59,628	214,804	175,132
Provision for income taxes	7,939	6,929	17,976	19,222
Net income and comprehensive income	$64,432	$52,699	$196,828	$155,910
Net income per share of common stock:
Basic	$0.79	$0.63	$2.40	$1.83
Diluted	$0.77	$0.62	$2.35	$1.80
Weighted average shares used in computing net income per share of common stock:
Basic	81,652	83,349	81,879	85,051
Diluted	83,317	84,685	83,694	86,433
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$196,828	$155,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,330	4,685
Provision for inventory obsolescence	1,716	580
(Recovery)/Provision for loss on vendor deposits	(1,145)	(96)
Write off of software development costs	—	2,505
Stock-based compensation	2,093	2,866
Excess tax benefit from employee stock-based awards	—	(671)
Deferred Taxes	156	(39)
Other, net	855	629
Changes in operating assets and liabilities:
Accounts receivable	(43,081)	(9,202)
Inventories	(76,782)	(5,873)
Vendor deposits	(18,379)	6,635
Prepaid income taxes	(10,603)	2,566
Prepaid expenses and other assets	(3,829)	1,612
Accounts payable	1,975	(13,954)
Income taxes payable	3,424	3,931
Deferred revenues	3,050	374
Accrued liabilities and other current liabilities	4,287	(514)
Net cash provided by operating activities	65,895	151,944
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(5,704)	(4,820)
Net cash (used in) investing activities	(5,704)	(4,820)
Cash Flows from Financing Activities:
Proceeds from revolver loan	30,000	66,000
Repayments of term loan	(7,500)	(7,500)
Repurchases of common stock	(99,788)	(150,003)
Proceeds from exercise of stock options	1,396	778
Excess tax benefit from employee stock-based awards	—	671
Tax withholdings related to net share settlements of restricted stock units	(1,386)	(922)
Net cash (used in) provided by financing activities	(77,278)	(90,976)
Net increase (decrease) in cash and cash equivalents	(17,087)	56,148
Cash and cash equivalents at beginning of period	551,031	446,401
Cash and cash equivalents at end of period	$533,944	$502,549
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$2,964	$—
Unpaid property and equipment and other long-term assets	$85	$—
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K, as filed with the SEC on August 22, 2016 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future periods.
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
Effective July 1, 2016, the Company early adopted ASU 2016-09,"Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting," regarding the Improvements to Employee Share-Based Payment Accounting. The Company applied the guidance relating to accounting for excess tax benefits and the presentation of excess tax benefits in the consolidated statement of cash flows on a prospective basis; accordingly, prior period amounts have not been adjusted. During the three and nine months ended March 31, 2017, the Company recognized the excess tax benefits of $0.2 million and $7.9 million, respectively, within the provision for income taxes rather than additional paid-in capital. The Company classified the excess tax benefits within cash flows from operating activities for the nine months ended March 31,

2017 rather than within cash flows from financing activities. In regards to the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited, rather than electing to account for forfeitures as they occur. No other terms of the adopted guidance resulted in an impact on the Company's consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019 and early application for the Company's first quarter of fiscal year 2018 is permitted. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is still evaluating the impact of adopting Topic 606 on its consolidated financial statements and related financial statement disclosures and has not yet selected a transition method or determined if it will adopt this standard in fiscal 2018 or 2019.
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
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities. Additionally, as of March 31, 2017, we held $511.8 million of our $533.9 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur material tax liabilities if we were to repatriate those amounts.
As of March 31, 2017 and June 30, 2016 the Company had debt associated with its Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement.
As of March 31, 2017 and June 30, 2016, the fair value hierarchy of the Company’s debt carried at historical cost was as follows (in thousands):

	March 31, 2017	June 30, 2016
	Fair Value	Fair Value
Debt	$226,000	$203,500
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income and comprehensive income	$64,432	$52,699	$196,828	$155,910
Denominator:
Weighted-average shares used in computing basic net income per share	81,652	83,349	81,879	85,051
Add—dilutive potential common shares:
Stock options(1)	1,579	1,264	1,704	1,282
Restricted stock units(1)	86	72	111	100
Weighted-average shares used in computing diluted net income per share	83,317	84,685	83,694	86,433
Net income per share of common stock:
Basic	$0.79	$0.63	$2.40	$1.83
Diluted	$0.77	$0.62	$2.35	$1.80

(1) Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting. During the three and nine months ended March 31, 2017, the adoption increased the number of diluted stock options and restricted stock units by 635 thousand and 689 thousand shares, respectively.

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Restricted stock units	29	16	10	—
	29	16	10	—
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Finished goods	$122,809	$50,987
Raw materials	9,703	6,126
Total	$132,512	$57,113

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Testing equipment	$7,579	$6,051
Computer and other equipment	5,399	4,857
Tooling equipment	7,442	5,801
Furniture and fixtures	1,525	1,325
Leasehold improvements	6,079	5,136
Software	5,687	2,488
Software in development	—	2,739
Property and Equipment, Gross	33,711	28,397
Less: Accumulated depreciation and amortization	(20,366)	(15,444)
Property and Equipment, Net	$13,345	$12,953

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Intangible assets, net (1)	$485	$616
Other long-term assets	1,452	960
Total	$1,937	$1,576

(1) - Accumulated amortization was $1.2 million and $1.0 million as of March 31, 2017 and June 30, 2016, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Accrued expenses	$5,344	$5,749
Accrued compensation and benefits	1,707	1,589
Warranty accrual	4,212	2,236
Deferred revenue - short term	4,733	2,917
Customer deposits	330	856
Reserve for sales returns	3,479	2,820
Other payables	9,876	10,505
Total	$29,681	$26,672
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2017	2016
Beginning balance	$2,236	$2,750
Accruals for warranties issued during the period	6,555	1,574
Settlements made during the period	(4,579)	(2,155)
Ending balance	$4,212	$2,169
NOTE 7—DEBT

On March 3, 2015, Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated its prior credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders. The Credit Agreement provides for a $200.0 million senior secured revolving credit facility ("Revolving Facility") and a $100.0 million senior secured term loan facility ("Term Facility", together with the Revolving Facility, the “Facilities”), with an option to request increases in the amounts of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). The Credit Agreement, matures on March 3, 2020. The Facilities replaced the Company’s $150.0 million senior secured revolving credit facility under its prior credit agreement. The $100.0 million term loan facility of the Credit Agreement was fully drawn at closing of the Credit Agreement, and $72.3 million was used to repay the outstanding balance under its prior credit agreement. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Credit Agreement.

Our Debt consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Term Loan - short term	$15,000	$11,250
Debt issuance costs, net (1)	(257)	(257)
Total Debt - short term	14,743	10,993
Term Loan - long term	65,000	76,250
Revolver - long term	146,000	116,000
Debt issuance costs, net (1)	(493)	(686)
Total Debt - long term	$210,507	$191,564

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

As of March 31, 2017, the interest rate on the term loan was 2.65%. The table below shows the respective interest rates as of March 31, 2017 in addition to interest rate reset dates and rates as available for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	March 31, 2017	Rate Reset Date	Reset Rate
$15 Million Revolver	2.51%	4/10/2017	#
$18 Million Revolver	2.52%	7/18/2017	2.66%
$16 Million Revolver	2.53%	5/15/2017	*
$19 Million Revolver	2.50%	4/3/2017	#
$48 Million Revolver	2.55%	5/30/2017	*
$30 Million Revolver	2.93%	9/15/2017	*
* - Reset rate not available as of filing date.
# - Revolver repaid subsequent to March 31, 2017

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

The Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum leverage ratio of 2.50 to 1.00 and (ii) minimum liquidity of $225.0 million, increasing to $250.0 million in the event of an incremental increase in the size of the Facilities, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. In addition, the Credit Agreement contains customary affirmative and negative covenants and includes customary events of default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.

The obligations of Ubiquiti Networks, Inc. and certain domestic subsidiaries, if any, under the Credit Agreement are required to be guaranteed by such domestic subsidiaries (the “Domestic Guarantors”) and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Networks, Inc. and the Domestic Guarantors. The obligations of the Cayman Borrower and certain foreign subsidiaries under the Credit Agreement are required to be guaranteed by certain domestic and material foreign subsidiaries (the “Guarantors”) and are collateralized by substantially all assets (excluding intellectual property) of the Cayman Borrower and the Guarantors.
During the three months ended March 31, 2017, the Company made a payment of $3.0 million against the balance under the Term Facility, of which $2.5 million was a repayment of principal and $0.5 million was payment of interest. During the nine months ended March 31, 2017, the Company made aggregate payments of $9.0 million against the balance under the Term Facility, of which $7.5 million was a repayment of principal and $1.5 million was payment of interest.
During the three months ended March 31, 2017, the Company made a payment of $0.7 million of interest under the Revolving Facility. During the nine months ended March 31, 2017, the Company made aggregate payments of $2.2 million of interest under the Revolving Facility.
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
The following table summarizes our estimated debt and interest payment obligations as of March 31, 2017, for the remainder of fiscal 2017 and future fiscal years (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Debt payment obligations	$3,750	$15,000	$15,000	$192,250	$—	$—	$226,000
Interest and other payments on debt payment obligations (1)	1,516	5,820	5,418	3,468	—	—	16,222
Total	$5,266	$20,820	$20,418	$195,718	$—	$—	$242,222

(1) - Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2017. Furthermore, two to three-month payment intervals on the revolving debt have been assumed, consistent with the Company's elections to date.

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
At March 31, 2017, future minimum annual payments under operating leases for the remainder of fiscal 2017 and future fiscal years are as follows (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Operating leases	$1,851	$5,752	$3,120	$2,203	$1,356	$560	$14,842
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability under its orders, and no significant accruals have been recorded as of March 31, 2017. The Company had inventory purchase obligations of $40.7 million as of March 31, 2017.
Other Obligations
The Company had other obligations of $9.8 million as of March 31, 2017, which consisted primarily of commitments related to research and development projects.
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

Synopsys
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and certain employees in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act (“DMCA”). On March 28, 2017, Synopsys filed an amended complaint alleging claims under the trafficking provisions of the DMCA and claims for fraud, civil RICO and negligent misrepresentation. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 9—COMMON STOCK AND TREASURY STOCK
As of March 31, 2017 and June 30, 2016, the authorized capital of the Company included 500,000,000 shares of common stock. As of March 31, 2017 and June 30, 2016, there were 80,313,029 and 81,667,129 shares of common stock outstanding, respectively.

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

On August 3, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. During the third quarter of fiscal 2017, the Company repurchased 1,014,956 shares of its common stock at an average price per share of $49.26 for an aggregate amount of $50 million.

On March 3, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on March 31, 2018. During the third quarter of fiscal 2017, the Company repurchased 917,455 shares of its common stock at an average price per share of $50.43 for an aggregate amount of $46.3 million. This included unpaid stock repurchases of $3.0 million relating to repurchases executed on or prior to March 31, 2017 for trades that settled in the fourth quarter of fiscal 2017. As of March 31, 2017, the Company has $3.7 million available under the stock repurchase program.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2017, the Company had 10,021,856 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cost of revenues	$39	$114	$213	$341
Research and development	421	566	1,362	1,770
Sales, general and administrative	141	202	519	755
	$601	$882	$2,094	$2,866
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2017:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2016	2,125,307	$2.03	2.65	$77,850
Exercised	(496,800)	$2.81
Forfeitures and cancellations	(1,356)	$11.72
Balance, March 31, 2017	1,627,151	$1.78	1.80	$78,878
Vested and expected to vest as of March 31, 2017	1,627,150	$1.78	1.80	$78,878
Vested and exercisable as of March 31, 2017	1,626,889	$1.78	1.80	$78,869

During the three months ended March 31, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.4 million and $1.3 million, respectively, as determined as of the date of option exercise. During the nine months ended March 31, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $24.6 and $3.5 million, respectively, as determined as of the date of option exercise.

As of March 31, 2017, the Company had unrecognized compensation costs of $1.3 thousand related to stock options which the Company expects to recognize over a weighted-average period of 0.2 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and nine months ended March 31, 2017 and 2016.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2016	271,971	$28.72
RSUs granted	72,023	$55.33
RSUs vested	(109,124)	$24.71
RSUs canceled	(42,685)	$33.44
Non-vested RSUs, March 31, 2017	192,185	$39.53
The intrinsic value of RSUs vested in the three months ended March 31, 2017 and 2016 was $1.9 million and $0.9 million, respectively. The intrinsic value of RSUs vested in the nine months ended March 31, 2017 and 2016 was $5.6 million and $3.7 million, respectively.
As of March 31, 2017, there were unrecognized compensation costs related to RSUs of $8.1 million which the Company expects to recognize over a weighted average period of 3.2 years.
NOTE 11—INCOME TAXES

The Company recorded a tax provision of $7.9 million and $18.0 million for the three and nine months ended March 31, 2017. The Company’s estimated fiscal year 2017 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and in realization of share-based compensation excess tax benefit.
Effective July 1, 2016, the Company early adopted ASU 2016-09 regarding the Improvements to Employee Share-Based Payment Accounting. In accordance with the new guidance, for the three and nine months ended March 31, 2017, the Company recognized excess tax benefits for share- based payments of $0.2 million and $7.9 million, respectively, as a discrete item within the provision for income taxes rather than additional paid-in capital. See Note 2 for information on the impact of the adoption of ASU 2016-09.
As of March 31, 2017, the Company had approximately $26.9 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company has elected to include interest and penalties related to uncertain tax positions as a component of tax expense. At March 31, 2017, an immaterial amount of interest and penalties are included in long-term income tax payable. The Company recorded a net increase of its unrecognized tax benefits of $2.0 million and $4.0 million, respectively, for the three and nine months ended March 31, 2017. The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.
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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
Service provider Technology	$104,724	48%	$96,215	57%	$340,936	54%	$309,230	64%
Enterprise Technology	113,635	52%	71,218	43%	295,716	46%	171,489	36%
Total revenues	$218,359	100%	$167,433	100%	$636,652	100%	$480,719	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
North America(1)	$78,573	36%	$57,791	35%	$247,347	39%	$168,428	35%
South America	27,770	13%	15,450	9%	71,240	11%	61,123	13%
Europe, the Middle East and Africa ("EMEA")	87,780	40%	73,269	44%	246,536	39%	194,745	40%
Asia Pacific	24,236	11%	20,923	12%	71,529	11%	56,423	12%
Total revenues	$218,359	100%	$167,433	100%	$636,652	100%	$480,719	100%

(1)
Revenue for the United States was $74.0 million and $54.6 million for the three months ended March 31, 2017 and 2016, respectively. Revenue for the United States was $234.8 million and $158.8 million for the nine months ended March 31, 2017 and 2016, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2017	2016	2017	2016	2017	2016
Customer A	*	*	*	*	12%	11%
Customer B	*	*	*	*	*	13%
Customer C	10%	*	11%	*	17%	18%
Customer D	*	*	*	10%	*	*
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.5 million and $1.7 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2017, respectively.  The Company recognized a total of approximately $0.4 million and $1.0 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2016, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations.
NOTE 14—BUSINESS EMAIL COMPROMISE FRAUD LOSS
As disclosed in June 2015 and 2016, the Company determined that it was the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of the $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during the three and nine months ended March 31, 2017.

The Company intends to continue to pursue the recovery of the remaining $30.0 million. The Company is also continuing to cooperate with U.S. federal and numerous overseas law enforcement authorities, who are actively pursuing a multi-agency criminal investigation. Any additional recoveries of funds are likely remote and therefore cannot be assured.

NOTE 15 - SUBSEQUENT EVENTS
On April 14, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the First Amendment (the “First Amendment”) to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”). The First Amendment increased the maximum aggregate amount of the Revolving Facility from $200.0 million to $300.0 million, but maintained the $100.0 million Term Facility under the Credit Agreement and the option to request increases in the amounts of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). The Amended Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum leverage ratio of 2.50 to 1.00 and (ii) minimum liquidity of $250.0 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. All other material terms and provisions of the Amended Credit Agreement remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of the First Amendment, other than the revision or inclusion of certain customary market provisions.
Pursuant to the $50 million stock repurchase program approved by the Board of Directors of the Company on March 3, 2017, the Company repurchased $3.0 million of its common stock in the fourth quarter of fiscal 2017 that were trades executed on or prior to March 31, 2017. Please see Note 9 of the notes to the consolidated financial statements and Part II “Other Information” - Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report, particularly in Note 8 “Commitments and Contingencies” to our consolidated financial statements and Part II “Other Information”, Item 1-Legal Proceedings and 1A-Risk Factors, in this report.

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

We sell substantially all of our products through a limited number of distributors and other channel partners, such as resellers and Original Equipment Manufacturers (“OEMs”). Sales to distributors accounted for 99% of revenues during the three and nine months ended March 31, 2017.
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
In addition to utilizing contract manufacturers, we outsource most of our logistics warehousing and order fulfillment functions, which are located primarily in China, and to a lesser extent, Taiwan, Poland and the United States. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
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

•
Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, purchased Intellectual Property (“IP”), non-recurring engineering milestones, facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products in addition to new versions of our existing products.

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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of March 31, 2017 and June 30, 2016, we had deferred revenues of $7.3 million and $4.2 million, respectively, related to these obligations.
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

Results of Operations
Comparison of Three and Nine Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	(In thousands, except percentages)
Revenues	$218,359	100%	$167,433	100%	$636,652	100%	$480,719	100%
Cost of revenues(1)	119,273	55%	84,940	51%	344,123	54%	245,681	51%
Gross profit	99,086	45%	82,493	49%	292,529	46%	235,038	49%
Operating expenses:
Research and development(1)	16,603	8%	13,820	8%	47,480	7%	42,810	9%
Sales, general and administrative(1)	9,074	4%	8,538	5%	26,938	4%	24,113	5%
Business e-mail compromise (“BEC”) fraud loss/(recovery)	—	*	(3)	*	—	*	(8,294)	(2)%
Total operating expenses	25,677	12%	22,355	13%	74,418	12%	58,629	12%
Income from operations	73,409	34%	60,138	36%	218,111	34%	176,409	37%
Interest expense and other, net	(1,038)	—%	(510)	*	(3,307)	(1)%	(1,277)	*
Income before provision for income taxes	72,371	33%	59,628	36%	214,804	34%	175,132	36%
Provision for income taxes (2)	7,939	4%	6,929	4%	17,976	3%	19,222	4%
Net income and comprehensive income	$64,432	30%	$52,699	31%	$196,828	31%	$155,910	32%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$39		$114		$213		$341
Research and development	421		566		1,362		1,770
Sales, general and administrative	141		202		519		755
Total stock-based compensation	$601		$882		$2,094		$2,866
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(179)		$—		$(7,859)		$—
Revenues
Total revenues increased $51.0 million, or 30%, from $167.4 million in the three months ended March 31, 2016 to $218.4 million in the three months ended March 31, 2017. Total revenues increased $156.0 million, or 32% from $480.7 million in the nine months ended March 31, 2016 to $636.7 million in the nine months ended March 31, 2017.
The drivers of both increases are discussed in further detail below. During the three and nine months ended March 31, 2017, there were no material price changes in the Company's products sold. During these periods there were changes in product mix, including a higher mix of Enterprise Technology products sold as compared to the three and nine months ended March 31, 2016.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	(in thousands, except percentages)
Service provider Technology	$104,724	48%	$96,215	57%	$340,936	54%	$309,230	64%
Enterprise Technology	113,635	52%	71,218	43%	295,716	46%	171,489	36%
Total revenues	$218,359	100%	$167,433	100%	$636,652	100%	$480,719	100%

Service Provider Technology revenue increased $8.5 million, or 9%, from $96.2 million in the three months ended March 31, 2016 to $104.7 million in the three months ended March 31, 2017. Service Provider Technology revenue increased $31.7 million, or 10%, from $309.2 million in the nine months ended March 31, 2016 to $340.9 million in the nine months ended March 31, 2017.

The increase in Service Provider Technology revenue during the three months ended March 31, 2017 as compared to the same period in the prior year was primarily due to increased revenues in North America and South America and offset by a decline in Service Provider Technology revenues in Europe, the Middle East and Africa ("EMEA") and Asia Pacific. The increase in Service Provider Technology revenue during the nine months ended March 31, 2017 as compared to the same period in the prior year was primarily due to increased revenues for Service Provider Technology products in all regions except EMEA.
Enterprise Technology revenue increased $42.4 million, or 60%, from $71.2 million in the three months ended March 31, 2016 to $113.6 million in the three months ended March 31, 2017. Enterprise Technology revenue increased $124.2 million, or 72%, from $171.5 million in the nine months ended March 31, 2016 to $295.7 million in the nine months ended March 31, 2017. The increase in Enterprise Technology revenue during the three months ended March 31, 2017 as compared to the same period in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions. Similarly, the increase in Enterprise Technology revenue during the nine months ended March 31, 2017 as compared to the same period in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
North America(1)	$78,573	36%	$57,791	35%	$247,347	39%	$168,428	35%
South America	27,770	13%	15,450	9%	71,240	11%	61,123	13%
Europe, the Middle East and Africa ("EMEA")	87,780	40%	73,269	44%	246,536	39%	194,745	40%
Asia Pacific	24,236	11%	20,923	12%	71,529	11%	56,423	12%
Total revenues	$218,359	100%	$167,433	100%	$636,652	100%	$480,719	100%

(1)
Revenue for the United States was $74.0 million and $54.6 million for the three months ended March 31, 2017 and 2016, respectively. Revenue for the United States was $234.8 million and $158.8 million for the nine months ended March 31, 2017 and 2016, respectively.

North America
Revenues in North America increased $20.8 million, or 36%, from $57.8 million in the three months ended March 31, 2016 to $78.6 million in the three months ended March 31, 2017.  Revenues increased $78.9 million, or 47%, from $168.4 million in the nine months ended March 31, 2016 to $247.3 million in the nine months ended March 31, 2017. The increase in North American revenues during both the three and nine months ended March 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenue for both our Service Provider Technology products and Enterprise Technology products.

South America
Revenues in South America increased $12.3 million, or 79%, from $15.5 million in the three months ended March 31, 2016 to $27.8 million in the three months ended March 31, 2017. Revenues increased $10.1 million, or 17%, from $61.1 million in the nine months ended March 31, 2016 to $71.2 million in the nine months ended March 31, 2017. The increase in South American revenues during the three and nine months ended March 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenue for both our Service Provider Technology products and Enterprise Technology products.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $14.5 million, or 20%, from $73.3 million in the three months ended March 31, 2016 to $87.8 million in the three months ended March 31, 2017. Revenues increased $51.8 million, or 27%, from $194.7 million in the nine months ended March 31, 2016 to $246.5 million in the nine months ended March 31, 2017. The increase in EMEA revenues during the three and nine months ended March 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenues from Enterprise Technology products offset, in part, by a decline in revenues from Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $3.3 million, or 16%, from $20.9 million in the three months ended March 31, 2016 to $24.2 million in the three months ended March 31, 2017. Revenues increased $15.1 million, or 27%, from $56.4 million in the nine months ended March 31, 2016 to $71.5 million in the nine months ended March 31, 2017. The increase in Asia Pacific revenues during the three and nine months ended March 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenues from Enterprise Technology products offset, in part, by a decline in revenues from Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $34.4 million, or 41%, from $84.9 million in the three months ended March 31, 2016 to $119.3 million in the three months ended March 31, 2017. Cost of revenues increased $98.4 million, or 40%, from $245.7 million in the nine months ended March 31, 2016 to $344.1 million in the nine months ended March 31, 2017. The increase during both the three and nine months ended March 31, 2017 was primarily due to our overall increase in revenues and to a lesser extent, an increased cost associated with fulfillment operations, warranty accruals and inventory reserves.
Gross profit margin decreased to 45% in the three months ended March 31, 2017 compared to 49% in the three months ended March 31, 2016 and decreased to 46% in the nine months ended March 31, 2017 compared to 49% in the nine months ended March 31, 2016. The decrease during both the three and nine months ended March 31, 2017 was primarily due to change in mix of products sold and to a lesser extent, an increase in shipping cost and warranty accruals.
Operating Expenses

Research and Development
Research and development (“R&D”) expenses increased $2.8 million, or 20%, from $13.8 million in the three months ended March 31, 2016 to $16.6 million in the three months ended March 31, 2017. As a percentage of revenues, research and development expenses remained flat at 8% for the three months ended March 31, 2016 and 2017. R&D expenses increased $4.7 million, or 11%, from $42.8 million in the nine months ended March 31, 2016 to $47.5 million in the nine months ended March 31, 2017. As a percentage of revenues, R&D expenses decreased from 9% in the nine months ended March 31, 2016 to 7% in the nine months ended March 31, 2017.
The increase in research and development expenses in absolute dollars during both the three and nine months ended March 31, 2017 was primarily due to increases in headcount and development activities and offset, in part, by the $2.5 million impairment charge for capitalized software development cost recognized in the nine months ended March 31, 2016. The increase in headcount and development cost reflects the increased efforts to broaden our research and development activities to introduce new products and new versions of existing products. As a percentage of revenues, R&D expenses decreased primarily due to our overall increase in revenues.

Sales, General and Administrative
Sales, general and administrative expenses increased $0.6 million, or 7%, from $8.5 million in the three months ended March 31, 2016 to $9.1 million in the three months ended March 31, 2017. As a percentage of revenues, sales, general and administrative expenses decreased from 5% in the three months ended March 31, 2016 to 4% in the three months ended March 31, 2017. Sales, general and administrative expenses increased $2.8 million, or 12%, from $24.1 million in the nine months ended March 31, 2016 to $26.9 million in the nine months ended March 31, 2017. As a percentage of revenues, sales, general and administrative expenses decreased from 5% in the nine months ended March 31, 2016 to 4% in the nine months ended March 31, 2017.
Increases in sales, general and administrative expenses in absolute dollars during both the three and nine months ended March 31, 2017 as compared to the same period in the prior year are primarily due to an increase in headcount in the business development organization and the overall increases in business development initiatives and offset, in part, by lower cost for interim management and advisory services to remediate internal control weaknesses. As a percentage of revenues, sales, general and administrative expenses decreased primarily due to our overall increase in revenues.
Provision for Income Taxes
Our provision for income taxes increased $1.0 million or 15%, from $6.9 million for the three months ended March 31, 2016 to $7.9 million for the three months ended March 31, 2017. Our effective tax rate decreased to 11.0% for the three months ended March 31, 2017 as compared to 11.6% for the three months ended March 31, 2016. The lower effective tax rate in the three months ended March 31, 2017 was primarily due to return-to-provision tax benefit, partially offset by taxes on increased sales in the U.S. Our provision for income taxes decreased $1.3 million, or 7%, from $19.2 million for the nine months ended March 31, 2016 to $17.9 million for the nine months ended March 31, 2017. Our effective tax rate decreased to 8.4% for the nine months ended March 31, 2017 as compared to 11.0% for the nine months ended March 31, 2016. The decrease in the nine months ended March 31, 2017 was primarily due to return-to-provision tax benefit of $0.7 million and the recognition of the excess tax benefits of $7.9 million as a result of the adoption of ASU 2016-09 partially offset by taxes on increased sales in the U.S. See Note 2 for information on the impact of the adoption of ASU 2016-09.
Liquidity and Capital Resources

Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents decreased from $551.0 million at June 30, 2016 to $533.9 million at March 31, 2017.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$65,895	$151,944
Net cash (used in) investing activities	(5,704)	(4,820)
Net cash (used in) provided by financing activities	(77,278)	(90,976)
Net increase (decrease) in cash and cash equivalents	$(17,087)	$56,148
Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2017 of $65.9 million consisted primarily of net income of $196.8 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $139.9 million. These changes consisted primarily of a $6.3 million increase in accounts payable and accrued liabilities due to the timing of payments, a $43.1 million increase in accounts receivable due to overall higher revenues for the period, a $18.4 million increase in vendor deposit and a $76.8 million increase in inventory due to increase in warehouse stock levels in order to better support customers and reduce lead times, a $3.8 million increase in prepaid expense and other assets primarily due to the increase of non-trade accounts receivable, a $10.6 million increase in prepaid income taxes and a $3.4 million increase in taxes payable due to the timing of federal tax payments. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, and decreases to our provision for vendor deposits. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $9.0 million.

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
Cash Flows from Investing Activities
We used $5.7 million of cash in investing activities during the nine months ended March 31, 2017. Our investing activities consist of capital expenditures for machinery and equipment related to product development and prototyping activities in addition to purchases of intangible assets. Capital expenditures for the nine months ended March 31, 2017 and 2016 were $5.7 million and $4.8 million, respectively.
Cash Flows from Financing Activities
We used $77.3 million of cash in financing activities during the nine months ended March 31, 2017. During the nine months ended March 31, 2017, we paid $99.8 million for repurchases of our common stock. We also made repayments of $7.5 million on our outstanding term loan debt under the Term Facility. These cash outflows were offset by financing cash inflows of $30.0 million related to one draw made under the revolver facility of our Credit Agreement. Additionally, cash inflows from financing activities included $1.4 million of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $1.4 million.

We used $91.0 million of cash in financing activities during the nine months ended March 31, 2016. During the nine months ended March 31, 2016 we paid $150.0 million for repurchases of our common stock. We also made repayments of $7.5 million on our outstanding term loan debt under the Credit Agreement. These cash outflows were offset by financing cash inflows, including four draws made under the Revolving Facility totaling $66.0 million that were used, in part, for the repurchases of our common stock discussed above. Additionally, cash inflows from financing activities included $778 thousand of cash proceeds received from the exercise of stock options in addition to $671 thousand of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units totaling $922 thousand.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under the Facilities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of March 31, 2017, we held $511.8 million of our $533.9 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur material tax liabilities if we decide to repatriate those amounts.
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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2017.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities at March 31, 2017.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of March 31, 2017 for the remainder of fiscal 2017 and future fiscal years (in thousands):

	2017 (remainder)	2018	2019	2020	2021	Thereafter	Total
Operating leases	$1,851	$5,752	$3,120	$2,203	$1,356	$560	$14,842
Debt payment obligations	3,750	15,000	15,000	192,250	—	—	226,000
Interest and other payments on debt payment obligations	1,516	5,820	5,418	3,468	—	—	16,222
Purchase obligations	40,661	—	—	—	—	—	40,661
Other obligations	9,808	—	—	—	—	—	9,808
Total	$57,586	$26,572	$23,538	$197,921	$1,356	$560	$307,533
Operating Leases
We lease our headquarters in San Jose, California in addition to other locations worldwide under non-cancelable operating leases that expire at various dates through fiscal 2022.
Principal, Interest and Other Debt Payment Obligations
On March 3, 2015, we entered into the Credit Agreement, that provides for a $200.0 million senior secured revolving credit facility and a $100.0 million senior secured term loan facility, with an option to request increases in the amounts of such credit facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). Please see Note 7 of the notes to the consolidated financial statements for more information. Although interest rates on our debt obligations will likely vary over time, we have assumed our interest rates as of March 31, 2017 as the interest rates for all fiscal years presented. Furthermore, the interest payment intervals on our revolving debt are determined at the Company's election pursuant to the Credit Agreement, and may change over time. For purposes of the table above, we have assumed two to three-month payment intervals on our revolving debt, consistent with our elections to date. Also included are estimated bank fees to be paid for unused portions of our Revolving Facility.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. Component and product inventory held by our contract manufacturers or our third-party logistics providers is not recorded on our balance sheet until legal title passes to the Company. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components they purchased and for manufacturing and other costs related to these components. We periodically review the potential liability, and no significant liabilities for cancellations have been recorded for the nine months ended March 31, 2017. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $40.7 million as of March 31, 2017.
Other Obligations
We had other obligations of $9.8 million as of March 31, 2017, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits

As of March 31, 2017, we had $26.9 million of unrecognized tax benefits. This amount has not been included in the above table as the settlement period for the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined.
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
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of March 31, 2017, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $4.5 million over the next twelve months.
We had cash and cash equivalents of $533.9 million and $551.0 million as of March 31, 2017 and June 30, 2016, respectively. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the fact that certain material weaknesses in our internal control over financial reporting previously identified and disclosed in our Item 9A of our Annual Report on Form 10-K, as filed with the SEC on August 22, 2016 (the “Annual Report”) continued to exist at March 31, 2017.

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

Status of Previously Disclosed Material Weaknesses

We have taken certain remediation steps to address the material weaknesses referenced above that continue to remain as of March 31, 2017, including:

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

The above remediation efforts have been ongoing and were substantially completed as of March 31, 2017. While we continue to progress with the testing of the newly implemented and redesigned controls, additional time is needed to support the operating effectiveness of such controls. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.
Changes in Internal Control over Financial Reporting

During the first and second quarter of fiscal 2017 and continuing through the three months ended March 31, 2017, we have implemented (i) systematic and manual controls to monitor user access and transaction privileges and (ii) systematic controls over disbursements. There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of the $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during the nine months ended March 31, 2017.

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
As of March 31, 2017, our balance outstanding under our existing Facilities, excluding debt issuance costs, was $226.0 million. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, consumer or securities class-actions and other litigation matters relating to various claims that arise in the normal course of business and otherwise. As more fully described in Note 8-“Commitments and Contingencies” to our consolidated financial statements and Part II, Item 1-“Legal Proceedings” of this Form 10-Q, we, certain of our current and former officers and directors, and the underwriters of our initial public offering are defendants in a class action lawsuit in the United States District Court for the Northern District of California alleging claims under U.S. securities laws with respect to our initial public offering. In addition, we, one of our subsidiaries and certain of our employees have been named in a complaint filed in the United States District Court for the Northern District of California alleging violations of the Digital Millennium Copyright Act. If we do not prevail in these lawsuits, we may be required to pay monetary damages that may be in excess of our insurance coverage, if any. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could be materially and adversely affected.

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
These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of March 31, 2017. Management determined that the first two material weaknesses resulted in the Company’s inability to prevent and timely detect the business e-mail compromise fraud discussed in Note 14 to the consolidated financial statements that caused a material misappropriation of Company assets during fiscal 2015. In light of these material weaknesses, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2017.
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

On August 3, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. During the third quarter of fiscal 2017, the Company repurchased 1,014,956 shares of its common stock at an average price per share of $49.26 for an aggregate amount of $50 million.

On March 3, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on March 31, 2018. During the third quarter of fiscal 2017, the Company repurchased 917,455 shares of its common stock at an average price per share of $50.43 for an aggregate amount of $46.3 million. This included unpaid stock repurchases of $3.0 million relating to repurchases executed on or prior to March 31, 2017 for trades that settled in the fourth quarter of fiscal 2017. As of March 31, 2017, the Company has $3.7 million available under the stock repurchase program.

Common stock repurchase activity under the share repurchase program during the three months ended March 31, 2017 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases

January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	821,337	49.46	821,337	9,378,980
March 1, 2017 - March 31, 2017	1,111,074	50.08	1,111,074	3,731,665
Total	1,932,411	$49.82	1,932,411	$3,731,665

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

UBIQUITI NETWORKS, INC.

Dated:	May 4, 2017	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 4, 2017	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.