Form 10-K
period 2017-06-30
Ubiquiti Networks, Inc.
filed 2017-08-25
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-35300

UBIQUITI NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0097377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
685 Third Avenue, 27th Floor, New York, NY 10017
(Address of principal executive offices, Zip Code)
(646) 780-7958
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,168,645,715 based upon the closing price of $57.80 of such common stock on the NASDAQ Global Select Market on December 31, 2016 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2016 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 22, 2017, 80,353,190 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Item 1. Business
Business Overview
Overview
Ubiquiti Networks, Inc. was founded by former Apple engineer, Robert Pera, in 2005. The Company sells equipment, and provides the related software platforms, worldwide through a network of over 100 distributors and on-line retailers. The Company has a very broad installed base with over 70 million devices sold in over 200 countries and territories around the world. Ubiquiti aims to connect everyone to everything, everywhere.
The Company develops technology platforms for hi-capacity distributed Internet access, unified information technology, and next-generation consumer electronics for home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers globally.
The majority of the Company’s resources consist of entrepreneurial and de-centralized R&D teams. Ubiquiti does not employ a traditional sales force, but instead drives brand awareness largely through the company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms were built from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. Our growth is supported by the Ubiquiti Community, a global, grass-roots community of over 4 million entrepreneurial operators and systems integrators who engage in thousands of on-line forums at http://www.ubnt.com.
The Company maintains an industry leading financial profile by leveraging its unique business model. This differentiated business model, combined with our innovative, proprietary technologies, has resulted in an attractive alternative to traditional high touch, high cost providers, allowing us to advance the market adoption of our platforms for ubiquitous connectivity. As a result, our technology has enabled hundreds of millions of people throughout the world to stay connected.
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (WISP's), enterprises and smart homes. Our operator-owned product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP's to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (WLAN) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
In May 2016, we announced Ubiquiti Labs, a division focusing on research and development of consumer electronics. At the same time, we announced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. AmpliFi is distributed through a network of retailers including Sam’s Club, Best Buy and Game Stop, as well as on-line retailers Amazon.com and Bestbuy.com among others and is available in North America and the United Kingdom. Frontrow, a new platform for consumers, was launched in August 2017.
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
Our revenues were $865.3 million, $666.4 million and $595.9 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. We reported net income of $257.5 million, $213.6 million and $129.7 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. In this Annual Report on Form 10-K, we refer to the fiscal years ended June 30, 2017, 2016 and 2015 as fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Industry Overview
Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, global Internet protocol, or IP, traffic is expected to increase from 96 exabytes per month in 2016 to 278 exabytes per month in 2021, representing an approximate 24% compound annual growth rate, or CAGR, over that period. Additionally, it is estimated that there will be 3.5 networked devices per capita connected to IP networks in 2021, up from 2.3 networked devices per capita in 2016. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks has emerged as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.
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

Market opportunity. Existing service provider wireless networking technologies have been developed to satisfy the increasing demand for broadband access, support mobility and provide the performance and reliability demanded by customers. However, these existing solutions based upon wired, satellite or cellular technologies, often fail to meet the price-performance requirements of fixed wireless networking in emerging markets, rural markets, or price-sensitive markets, which in turn has led to low penetration of wireless broadband access and large populations of unaddressed users in these areas. Similarly, passive optical networking (PON) has been utilized globally to improve internet connectivity but it hasn’t previously been available at economically viable pricing to very large underserved populations. An economically viable solution utilizing fiber, or other wireless technology, would further expand use of the internet to these populations.

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

Broadband household penetration is also growing significantly globally with the percent of homes utilizing broadband for internet consumption in developed nations expected to exceed 90% of households by 2019 according to Future source. This greater broadband uptake will drive consumer upgrades of home Wi-Fi systems to manage increasingly larger consumption.

Our Solutions
Our products and solutions enable both operator-owner service providers, enterprises and consumers to cost effectively deploy the infrastructure for high performance, scalable and reliable wireless networks. Our wireless networking solutions offer the following key benefits:

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
Our Strategy
Our goal is to disrupt the market for communications technology with innovative solutions that provide leading performance at prices that are a fraction of those of alternative solutions. Key elements of our strategy include the following:

•
Continue to deliver high performance characteristics at disruptive price points. We intend to expand the market opportunity for operator-owned WISP's by continuing to provide products and solutions with disruptive price-performance characteristics. We also intend to expand the market and displace high-priced alternative solutions in enterprise and consumer Wi-Fi markets. We believe that we can sustain our disruptive strategy through our unique business model, focusing on the features and functionalities most critical to customers and avoiding the fringe features, which add both cost and complexity. These features and functions include easy to set-up and use software platforms to control our hardware solutions.

•
Leverage our technologies and business model in adjacent markets. We intend to continue to leverage our technologies and business model to target other large and growing markets that we believe are ripe for disruption such as video surveillance, routing, switching, gigabit passive optical networking (GPON fiber connectivity) and licensed microwave wireless backhaul markets. For the enterprise market, we enhanced our enterprise WLAN product line, UniFi, and have experienced strong adoption by a largely new customer base as we move up-channel to increasingly larger, more sophisticated organizations and more broad verticals. These verticals include the more traditional small office home office (SOHO) customers, but a much larger portion of our growth has been driven by larger enterprise clients in the hospitality, medical, education, government, warehousing, retail and other verticals. We believe we are well positioned to gain traction in these new addressable markets and will continue to accelerate our innovation in these products.

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

•
Continue to sell to our existing customers. We plan to continue to provide our customers with high performance, reliable, and cost-effective integrated products and solutions. In particular, we believe our use of differentiated proprietary protocols and the scalability of our products position us to grow with our customers as they build out their networks. Furthermore, we intend to cross-sell complementary solutions to our existing customers. For example, we believe customers of our airMAX solutions can benefit significantly from the incremental deployment of our EdgeMAX, airFiber and UFiber products.

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
Gigabit Passive Optical Networking (GPON)-UFiber
The UFiber Platform is designed to enable internet service providers (ISPs) to quickly build high-speed fiber internet networks for many users and over long distances. The plug and play solution significantly reduces the time it takes to get a network up and running and makes it easy to manage a network through the free Ubiquiti Network Management System (UNMS). Both the UFiber OLT and Nano G are low power solutions, helping to save energy and reduce operating costs.
Our current major enterprise solutions include:
Enterprise WLAN—UniFi
Our UniFi Enterprise Wi-Fi System is a scalable Wi-Fi solution that includes Wi-Fi certified hardware with a software based management controller, targeting enterprise customers. UniFi hardware utilizes Wave 2 MIMO technology, works with 802.11a/b/g/n and ac standards and uses a single cable for data transmission and power-over-Ethernet. UniFi uses a virtual controller that allows for on-site management or remote management through the cloud, allowing customers to deploy UniFi in both indoor and outdoor applications. Each UniFi access point can be managed centrally with the UniFi Controller software, which we provide free of charge. The UniFi Controller enables enterprise WLAN managers to centrally configure and administer a UniFi network and individual access points. The UniFi platform provides UniFi access point detection, firmware updates, real-time status, map loading, advanced security options and “zero handoff roaming,” our proprietary innovation for seamless roaming for mobile devices. Since the initial launch, we have expanded our UniFi Enterprise system to include UniFi AC products.

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

UniFi Switch
UniFi Switch is one of our top selling categories as end customers can easily add equipment as they expand their networks. Managed by the UniFi Controller software, UniFi Switches deliver performance, switching, and PoE+ support for enterprise networks. The UniFi Switches can power UniFi AP's, and UniFi Video Cameras.

UniFi Security Gateway

The UniFi Security Gateway extends the UniFi enterprise solutions to provide cost-effective, reliable routing and advanced network security. Managed by the UniFi Controller software, the UniFi Security Gateway offers advanced firewall, virtual network segments, a site-to-site VPN, QoS priority and other functionalities.

In fiscal 2017, we announced Ubiquiti Labs, a division focusing on research and development of consumer electronics and introduced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. AmpliFi is distributed through a network of retailers including Sam’s Club, Best Buy and Game Stop, as well as on-line retailers Amazon.com and Bestbuy.com among others. This division is focused on delivery direct to consumer based solutions in an array of high technology products.
The table below summarizes information about our major product platforms:

Name	Target Applications	Bands of Operation (GHz)	MSRP
Service Provider Products
airMAX	Base station/Backhaul/CPE/Bridge	0.9/ 2.4/ 3/ 5/10	$49 - $499
EdgeMAX	Routing/Switching	N/A	$49 - $1,599
airFiber	Wireless Backhaul	2.4/3/4/5/11/24	$199 - $3,000(1)
Ufiber	Gigabit Passive Optical Networking	N/A	$69 - $1,499
Enterprise Products
UniFi	WLAN	2.4/5	$59 - $2,649
UniFi Video	IP Video Surveillance	N/A	$79 - $679
UniFi Switch	Switching	N/A	$99 - $1,025
AmpliFi	Home Wi-Fi Mesh	N/A	$149 - $379

(1)	MSRP listed is for one airFiber unit only, but is typically sold in pairs.

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
The following describes the key aspects of our sustainable business model that are powered by the Ubiquiti Community:

•
Rapid customer and community-driven product development. We seek to identify features and products that are, or are expected to be, needed or desired by the majority of customers for that product. We rely on the Ubiquiti Community as a significant source of requests for features that we translate into new product ideas and designs. We leverage our Beta store for super-users who purchase early models of newly released technology, which they provide feedback on. This feedback is incorporated into the final product offering upon official launch

•
Scalable sales and marketing model. We rely on the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost effectively than is possible through traditional sales models. For example, there have been many instances where members of the Ubiquiti Community, who happen to be on online forums not affiliated with us, have strongly recommended that users of other wireless networking solutions try our products and solutions. We also hold conferences as an effective way to introduce and promote our products and solutions to the global Ubiquiti Community.

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
As of June 30, 2017, our research and development team consisted of 440 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Lithuania, Poland, the Czech Republic, Latvia and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $69.1 million, $57.8 million and $54.6 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase.
Manufacturing and Suppliers
We retain contract manufacturers to manufacture, control the quality of our products. We primarily utilize contract manufacturers located in China. Our relationships with contract manufacturers allow us to conserve working capital, reduce manufacturing costs and minimize delivery lead times while maintaining high product quality and the ability to scale quickly to handle increased order volume. Over the long term, our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers.
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

Sales and Distribution
Historically, we have not employed a direct sales force, nor do we plan to in the future. We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2017, we sold our products to over 100 distributors and direct customers (collectively, “customers”) in over 70 countries. In fiscal 2017, one customer represents 11% of our revenues. No other customer accounted for 10% or more of our revenues in fiscal 2017, fiscal 2016, and fiscal 2015. Refer to Note 12 in our Notes to Consolidated Financial Statements for more information
A substantial majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. Sales in South America accounted for 12%, 13% and 16% of our revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Sales in Europe, the Middle East and Africa accounted for 39%, 39%, and 40% of our revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Sales in Asia Pacific accounted for 11%, 12%, and 11% of our revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. Information regarding financial data by geographic areas is set forth in Item 7 and Item 15 of this Form 10-K. See Note 12 of Notes to Consolidated Financial Statements under Item 15.
Although we publish a manufacturer's suggested retail price, or MSRP, for our products, our distributors have control of pricing to the ultimate purchaser. Historically, we have not provided our distributors with any substantial sales training or marketing materials; however, currently, we are expanding our product education offerings for distributors, as well as increasing marketing support. Our agreements with our distributors do not limit their ability to carry products that compete with ours. Our distribution agreements generally have a one year term, subject to automatic renewal unless canceled by one of the parties. Our distributors typically provide us with purchase orders for delivery within six weeks, which we use to forecast future demand and estimate desired inventory builds.
We have expanded the scope of our training certification program for distributors and other interested individuals through updated classroom curriculum and new online courses. In fiscal 2017, Ubiquiti had 294 certified trainers across our various product platforms with more than 50,000 students enrolled in training.
The goal is for those completing the certification process to in turn educate and train service providers and enterprise customers on the effective deployment and use of our products and solutions. We offer the training program to distributors and other interested individuals in different languages throughout the world.
Backlog
Our sales are primarily made through standard purchase orders for delivery of products. Some orders remain in backlog due to concerns about the credit worthiness of the customer and delivery held due to inventory channel, we do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue of financial performance.

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
We believe we compete favorably with respect to these factors. Although we are a recent entrant in the video surveillance, microwave backhaul, routing GPON fiber markets, we believe our products compete favorably in these product categories. We have been successful in rapidly developing high performance integrated solutions because we use individual contributors and small, experienced development teams that focus on the key needs of underserved and underpenetrated markets. Our products and solutions are designed to meet the price-performance characteristics demanded by our customers to achieve a strong overall return on their investment. Our products are designed to operate in growing networks without degradation in performance or operational complexity.

In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, DragonWave, Mikrotîkls, Mimosa, SAF Tehnika and Trango. In the CPE market, our competitors include Cambium Networks, Mikrotîkls, Ruckus Wireless and TP-LINK Technologies. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves.  In the enterprise WLAN market, we primarily compete with Huawei, Aerohive Networks, Aruba Networks (HPE), Ruckus Wireless (Arris), Cisco Meraki and Cisco. In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Mobotix and Vivotek. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
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
As of June 30, 2017, we had 53 issued patents in the United States, 34 issued patents in foreign countries and over 100 pending U.S. and foreign patent applications. These patent applications relate to various features embedded in certain of our products, including the integration of components in a microwave system and certain performance improvements to radio receivers, and certain technologies in developments. We have filed, and will continue to file, patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Any patents issued to us now or in the future may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2017, we owned U.S. trademark registrations in Ubiquiti, Ubiquiti Networks, Ubiquiti World Network, UBNT, U Ubiquiti Networks & Design, UniFi & Design, UniFi Video, the U logo, the beam logo, airMAX, airControl, airOS, airOS and Design, airFiber, airGateway, airGrid, airPRISM, airView, airCam, airMagic, airVision, airSelect, Bullet, Bullet 2 Ubiquiti AmpliFI & Design, CRM Point, Device Design, EdgeMAX, EdgeOS & Design, Edgepoint, Edgeswitch Stylized, FiberProtect, InnerFeed, Isobeam, Litebeam, mFi, mFi & Design, mPort, Multi-Lane, NanoBeam, NanoStation, NanoBridge, PicoStation, PowerBeam, PowerBridge, Prism, Rocket, The Future Can't Wait, U CRM Control, and a number of trademark applications and registrations in the United States and other countries.
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
Employees
As of June 30, 2017, we employed and or contracted with 725 full time equivalent employees, which included 440 in research and development, 92 in sales, general and administrative and 193 in operations. None of our employees are represented by a labor union or is a party to a collective bargaining agreement. We consider our relations with our employees to be good.
Corporate Information
We were incorporated in the State of California in 2003 as Pera Networks, Inc., and we commenced our current operations in 2005 and changed our name to Ubiquiti Networks, Inc. at that time. In June 2010, Ubiquiti Networks, Inc., a California corporation, changed its state of organization to Delaware by merging with and into Ubiquiti Networks, Inc., a Delaware corporation. Our executive offices are located at 685 Third Avenue, 27th Floor, New York, New York 10047, and our telephone number is (646) 780-7958. Our website address is www.ubnt.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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
In addition, our business may be subject to seasonality, although our recent growth rates and timing of product introductions may have masked seasonal changes in demand. For example, our consumer products may be subject to general seasonal spending trends associated with holidays.
We have limited visibility into future sales, which makes it difficult to forecast our future operating results.
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and consumers, primarily through our network of distributors and resellers. We do not employ a direct sales force. Sales to our distributors have accounted for nearly all of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether.
Sales to the service provider market are especially volatile, and weakness in orders from this industry could harm our future operating results.

Weakness in orders, directly or indirectly, from the service provider industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. These conditions have harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period.

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
We may decide to increase or maintain higher levels of inventory, which may result in inventory write-downs.
The Company must order components for its products and build inventory in advance of product announcements and shipments. With the use of third party logistics and warehousing providers, we may decide to increase or maintain higher levels of inventory of finished products or components, which may expose us to a greater risk of carrying excess or obsolete inventory. Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which the Company compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments.

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
The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for enterprise networking equipment and consumer products possess similar characteristics of rapid technological updates, evolving industry standards, frequent changes in consumer preferences, frequent new product introductions and short and unpredictable product life cycles. Our ability to keep pace in these markets depends upon our ability to enhance our current products, and continue to develop and introduce new products rapidly and at competitive prices. The success of new product introductions or updates on existing products depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up, the effective management of our inventory and manufacturing schedule and the risk that new products may have defects or other deficiencies in the early stages of introduction. The development of our products is complex and costly, and we typically have several products in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, lower than expected yields on new or enhanced products and delays in completing the development and introduction of new products and enhancements to existing products. In addition, new products may have lower selling prices or higher costs than existing products, which could negatively impact our operating results. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff, to successfully innovate, and to adapt to technological changes and advances in the industry. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new products or enhancements to existing products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and our users may switch to competing products.
The markets in which we compete are highly competitive.
The networking, enterprise WLAN, routing, switching, video surveillance, wireless backhaul, machine-to-machine communications and consumer markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

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
As we move into new markets for different types of products, our brand may not be as well-known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers or well-known brands rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies if our markets continue to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants and there is no assurance that our entry into new markets will be successful.
Many of these companies have significantly greater financial, technical, marketing, distribution and other resources than we do and are better positioned to acquire and offer complementary products and technologies.
Industry consolidation, acquisitions and other arrangements among competitors may adversely affect our competitiveness because it may be more difficult to compete with entities that have access to their combined resources. As a result of such consolidation, acquisition or other arrangements, our current and potential competitors might be able to adapt more quickly to new technologies and consumer preference, devote greater resources to the marketing and promotion of their products, initiate or withstand price competition, and take advantage of acquisitions or other opportunities more readily and develop and expand their products more quickly than we do. These combinations may also affect customers’ perceptions regarding the viability of companies our size and, consequently, affect their willingness to purchase our products.
The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs.
Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to promptly or successfully correct these problems. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs, and other costs relating to regulatory proceedings, product recalls and litigation, which could harm our reputation and operating results. Undetected defects or bugs may lead to negative online Internet reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches, especially for our consumer products. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Moreover, we may offer stock rotation rights to our distributors. If we experience greater returns from retailers or end customers, or greater warranty claims, in excess of our reserves, our business, revenue and operating results could be harmed.
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during fiscal year 2017.
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
We rely on a limited number of contract manufacturers to produce our products. Supply chain issues or a shortage of adequate component supply or manufacturing capacity could increase our costs or delay our ability to fulfill future orders and could have an adverse impact on our business and operating results.
We retain contract manufacturers, located primarily in China, to manufacture our products. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results and financial condition. Our reliance on contract manufacturers for manufacturing our products can present significant risks to us because, among other things, we do not have direct control over their activities. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
We significantly depend upon our contract manufacturers to:

•	assure the quality of our products;

•	manage capacity during periods of volatile demand;

•	qualify appropriate component suppliers;

•	ensure adequate supplies of components and materials;

•	deliver finished products at agreed upon prices and schedules; and

•	safeguard materials and finished goods.
The ability and willingness of our contract manufacturers to perform is largely outside our control. In the event that we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after distributors and/or end users purchase our products, they could lose confidence in the technical attributes of our products and our business and operating results could be harmed.
We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices. Environmental regulations or changes in the supply, demand or available sources of natural resources may affect the availability and cost of goods and services necessary to run our business. Non-compliance or deliberate violations of labor, environmental or other laws by our contract manufacturer or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation or brand.

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

•	Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

•	labor strikes or shortages;

•	financial problems of either contract manufacturers or component suppliers;

•	reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry; and

•	industry consolidation occurring within one or more component supplier markets, such as the semiconductor market.

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
We and our contract manufacturers generally rely on short-term purchase orders rather than long-term contracts with the suppliers of components for our products. As a result, even if components are available, we and our contract manufacturers may not be able to procure sufficient components at reasonable prices to build our products in a timely manner. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. We may, therefore, be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.

Our products, especially new products, sometimes utilize custom components available from only one or limited number of sources. When a component or product uses new technologies, capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Many factors may affect the continued availability of these components at acceptable prices, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet our requirements. There is no assurance that the supply of such components will not be delayed or constrained.

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
Since the middle of 2008, there has been global economic uncertainty, including, from time to time, reduced economic growth, reduced confidence in financial markets, bank failure and credit availability concerns.

The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is expected that the United Kingdom government will negotiate the terms of the United Kingdom’s future relationship with the European Union. Although it is unknown what those terms will be, the Brexit could create global economic uncertainty and cause disruptions in the markets that we serve.

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

Economic downturns may exacerbate some of the other risks that affect our business, results of operations and financial condition. A tighter credit market for consumer, business, and service provider spending may have several adverse effects, including reduced demand for our products, increased price competition or deferment of purchases and orders by our customers. Additional effects may include increased demand for customer finance, difficulties in collection of accounts receivable, higher overhead costs as a percentage of revenue and higher interest expense, risk of supply constraints, risk of excess and obsolete inventories, risk of excess facilities and manufacturing capacity and increased risk of counterparty failures.

An economic downturn or economic uncertainty in our key U.S. and international markets, as well as fluctuations in currency exchange rates, may adversely affect consumer discretionary spending and demand for our consumer products. Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our consumer products resulting in consumer demand for our products that may not reach our sales targets. For example, the Brexit caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.

We have been investing and expect to continue to invest in growth areas as well as maintaining leadership in our enterprise and service provider technologies, and if the return on these investments is lower or develops more slowly than we expect, our operating results may be harmed

We have and we may continue to invest and dedicate resources into new growth areas, such as consumer products, while also focusing on maintaining leadership in our enterprise and service provider technologies. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected. Additionally, as we invest and dedicate resources into new growth areas, there is no assurance that we may succeed at maintaining leadership in our enterprise and service provider technologies.

To remain competitive and stimulate customer demand, we must effectively manage product introductions, product transitions and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products, effectively stimulate customer demand for new and upgraded products, and successfully manage the transition to these new and upgraded products to maintain or increase our revenue. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Therefore, we could not determine in advance the ultimate effect of new product introductions and transitions.
In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products. Failure to complete product transitions effectively or in a timely manner could harm our brand and lead to, among other things, lower revenue, excess prior generation product inventory, or a deficit of new product inventory and reduced profitability.
In connection with introduction of new products, and our consumer products, in particular, we may spend significant amount on advertising and other marketing campaigns, such as television, print advertising, social media and others, as well as increased promotional activities, to build brand awareness and acquire new users. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend, accurately predict customer acquisition, or fully understand or estimate the conditions and behaviors that drive customer behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new customer, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet our expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our consumer products.

If we are unable to anticipate consumer preferences and successfully develop desirable consumer products and solutions, we might not be able to maintain or increase revenue and profitability.
Our success in the consumer product market depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our consumer products are subject to changing consumer preferences that cannot be predicted with certainty and lead times for our products may make it more difficult for us to respond rapidly to new or changing product or consumer preferences. If we are unable to introduce appealing new consumer products or novel technologies in a timely manner, or our new consumer products or technologies are not accepted or adopted by consumers, our competitors may increase their market share, which could hurt our competitive position in the consumer product market. It is also possible that competitors could introduce new products and services that negatively impact consumer preference in the type of consumers products that we supply, which could result in decreased sales of our product and a loss in market share.
We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely effected. As we continually seek to enhance our consumer products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.

Our strategy for our consumer products depends upon effectively maintaining and further developing our sales channels, including developing and supporting our retail sales channel and distributors.
We depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our consumer products. In the United States, we primarily sell our consumer products through a mix of retail channels, including, e-commerce, big box, mid-market and specialty retailers, and we reach certain U.S. markets through distributors. In international markets, we primarily sell through distributors who in turn sell to local retailers.

With some of our consumer products, we depend on retailers to provide adequate and attractive space for our products in their stores. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our consumer products. If our retailers do not adequately display our products, choose to reduce the space for our products in their stores or locate them in less than premium positioning, or choose not to carry some or all of our consumer products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our consumer products, our sales could decrease and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties, or change the focus of their businesses in a way that deemphasized the sale of our products.

Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. We have limited number of distributors in certain regions, and if we were to lose the services of a distributor, we might need to find another distributor in that area and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could impact their profitability, and in turn, affect their ability to buy future products from us. For example, the Brexit, caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar.

Any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.

Risks Related to Our International Operations
Our business is susceptible to risks associated with operations outside of the United States.
We have operations in China, Lithuania, Poland, Latvia, Ukraine, Canada, India, Taiwan, United States and elsewhere. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

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
We invested in developing our own manufacturing capacity to support our product development and prototyping. To the extent that we may invest in and expand or relocate these manufacturing capabilities, and increasingly rely upon such activities, we will face increased risks associated with:

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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty, and increase currency volatility that can affect economic activity. Policies and statements by the current White House administration, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the U.S. in the congressional election, has created uncertainty with how trade might be affected between the U.S. and the rest of the world, and China, in particular. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the U.S. as a result of such changes, could adversely affect our business. For example, if the U.S. government withdraws or materially modifies existing or proposed trade agreements, places greater restriction on free trade generally or imposes increases on tariffs on goods imported into the U.S., particularly from China, our business, financial condition and results of operations could be adversely affected. In addition, negative sentiments towards the U.S. among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

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

In addition, reports of certain intelligence gathering methods of the U.S. government could affect customers’ perception of the products of companies based in the United States. Trust and confidence in us as an equipment supplier is critical to the development and growth of our markets. Impairment of that trust, or foreign regulatory actions taken in response to reports of certain intelligence gathering methods of the U.S. government, could affect the demand for our products from customers outside of the United States and could have an adverse effect on our operating results.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are all located in southern China. Our principal executive offices are located in New York, New York. The risks of earthquakes, extreme storms and other natural disasters in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location.
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
We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We may not have sufficient intellectual property rights in all countries where unauthorized third party copying or use of our proprietary technology occurs and the scope of our intellectual property might be more limited in certain countries. Our existing and future patents may not be sufficient to protect our products, services, technologies or designs and/or may not prevent others from developing competing products, services, technologies or designs. We cannot predict the validity and enforceability of our patents and other intellectual property with certainty.
We have registered, and applied to register, certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third party filings exist for the same, similar or otherwise related products or services, which could block the registration of our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, register domain names that mimic or incorporate our marks, or otherwise infringe upon our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could impact the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as www.ubnt.com. If we are unable to protect our domain names, our brand, business, and operating results could be adversely affected. Domain names similar to ours have already been registered in the United States and elsewhere, and we may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. In addition, although we own www.ubnt.com and various other global top level domains, we might not be able to, or may choose not to, acquire or maintain other country-spec countries in which we currently conduct or intend to conduct business.

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

There are numerous patents and patent applications in the United States and other countries relating to communications technologies. It can be difficult or impossible to conduct meaningful searches for patents relating to our technologies, or to approach third parties to seek a license to their patents. Even extensive searches for patents that may be relevant to our products may not uncover all relevant patents and patent applications. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships.

We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our suppliers will indemnify us, or that any indemnification will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts.

We have received, and may in the future receive, claims from third parties, including competitors and non-practicing entities, asserting intellectual property infringement and other related claims. We expect to continue to receive such intellectual property claims in the future. As our revenues grow and our profile increases, the frequency and significance of these claims may increase.
Whether or not there is merit to a given claim, it can be time consuming and costly to defend against, and could:

•	adversely affect our relationships with our current or future users, customers and suppliers;

•	cause delays or stoppages in the shipment of our products;

•	cause us to modify or redesign our products;

•	cause us to rebrand our products or services;

•	subject us to a temporary or permanent injunction;

•	divert management’s attention and resources;

•	subject us to significant damages or settlements;

•	cause us to give up some of our intellectual property;

•	require us to enter into costly licensing agreements; or

•	require us to cease offering certain of our products or services.

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
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment and enterprise WLAN. As we expand into other products and services, such as video surveillance equipment, wireless backhaul, consumer electronics, and machine-to-machine communications, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.
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
We rely on third party software and services to conduct our enterprise resource planning, financial planning and analysis, and financial reporting. We also rely on third party software and service for our computing, storage, bandwidth, and other services. Any disruption of or interference with these services would negatively affect our operations and seriously harm our business.
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
We rely on third party service providers, such as G-Suite, Google Cloud and Amazon Web Services, to provide distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. Any transition of the cloud services currently provided by these service providers to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. If our existing cloud service providers experiences interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Additionally, our existing cloud service providers have broad discretion to change and interpret its terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business.

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

As of June 30, 2017, our balance outstanding under our existing Term Facility and Revolving Facility was $76.3 million and $181 million, respectively. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Our Chief Executive Officer owns a majority of our stock.

Robert J. Pera, our founder, Chairman, and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, Mr. Pera has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. In the event of his death, the shares of our stock that Mr. Pera owns will be transferred to his successors. As a board member and officer, Mr. Pera owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pera is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.  As of August 25, 2017, Mr. Pera beneficially owned

57,278,181 shares of our common stock.  These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has informed us that, depending on market conditions, he intends to sell approximately 1,278,181 shares of our common stock.  If Mr. Pera effects such a sale, Mr. Pera will still retain approximately 56,000,000 shares of our common stock. Mr. Pera has also indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of additional shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company.  Any of these activities by Mr. Pera may adversely affect the price of our common stock.  However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided by our distributors, resellers and/or end users despite such precautions. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

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
Our failure to comply with U.S. and foreign laws related to privacy, data security, cybersecurity and data protection,

such as the E.U. Data Protection Directive and China Cybersecurity Law, could adversely affect our financial condition, operating results, and our brand.
We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data security, cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which will take effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The costs of compliance with, and other burdens imposed by, the GDPR and CSL may limit the use and adoption of our products and services and could have an adverse impact on our business.
We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand and operating results.
Governments are continuing to focus on privacy, cybersecurity, data protection and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our employees' and users’ data could require us to modify our business, services and products features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

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
The vast majority of our products rely on the availability of specific unlicensed radio frequency spectrum.
The vast majority of our products operate in unlicensed radio frequency (“RF”) spectrum, which is used by a wide range of devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, and others, the resultant higher levels of clutter and interference in the frequency bands used by our products could decrease the usage by our products. Our business could be further harmed if currently unlicensed RF spectrum becomes subject to licensing in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation. In addition, if new spectrums, either licensed or unlicensed, are made available by government regulatory agencies for broadband wireless communication that may disrupt the competitive landscape of our industry and impact our business.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures.
We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail under Item 9A. “Controls and Procedures”, the Company has completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.

Failure to comply with the FCPA and similar laws could subject us to penalties and other adverse consequences.
We face significant risks if we fail to comply with the Foreign Corrupt Practices Act (“FCPA”) of the United States and other laws (such as the U.K. Bribery Act of 2010) that prohibit improper payments or offers of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, which represent our principal markets, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies, for which we may be ultimately held responsible. Any violation of FCPA or similar laws could result in severe criminal or civil sanctions and suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, operating results and financial condition.
Our results could be adversely affected by unfavorable tax law changes, an unfavorable government review of our tax returns, or changes in our geographic earnings mix.
We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities. Tax authorities could challenge our assertions with respect to how we have conducted our business operations as might result in a claim for larger tax payments from us, including, but not limited to, income and withholding taxes. The expense of defending and resolving such audits may be significant.
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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multijurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (OECD) to address base erosion and profit shifting ("BEPS"), and potential comprehensive U.S. tax reform that, among other things, might change certain U.S. tax rules impacting the way U.S. multinationals are taxed, will increase tax uncertainty and may adversely impact our provision for income taxes.

As a global company, we conduct operations in multiple jurisdictions, and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction and the amount and type of presence in each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to increase our operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Additionally, withholding taxes vary by jurisdiction and any changes to our operations in each jurisdiction could result in greater taxation to the company. A number of factors may affect our future effective tax rates including, but not limited to:

•	the interpretation of country-by-country report and outcome of discussions with various tax authorities regarding intercompany transfer pricing arrangements;

•	changes that involve Ubiquiti’s supply chain outside of the United States;

•	changes in the composition of earnings in countries or states with differing tax rates;

•	the resolution of issues arising from tax audits with various tax authorities,

•	changes of tax regulations around R&D tax credits;

•	changes in stock-based compensation; and
changes in tax regulations and/or generally accepted accounting principles;

Additionally, the current White House Administration along with the U.S. Congress recently announced proposed changes to U.S. tax laws. These proposals are in the preliminary stage and there is no detail as to how such changes might be implemented. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in New York, NY, which we lease through February, 28, 2021. Below are our material locations as of June 30, 2017.

Location	Sq Ft	Lease expiration	Purpose
Taiwan	52,000	3/31/2018	R & D and administration

Suzhou	93,000	6/16/2018	Manufacturing Facility

New York	6,400	2/28/2021	Corporate Office

Utah	72,000	2/28/2023	Warehouse
In addition, we also lease facilities around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we also have leased offices in Taiwan, Lithuania, Latvia, Poland, India, the Czech Republic, Canada, the Netherlands and various locations within China and the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings

Information with respect to this item may be found in Note 8 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report.

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

	Year Ended June 30, 2017
	High	Low
First Quarter	$54.73	$37.06
Second Quarter	$59.43	$48.25
Third Quarter	$64.62	$46.49
Fourth Quarter	$53.27	$45.71

	Year Ended June 30, 2016
	High	Low
First Quarter	$37.10	$28.50
Second Quarter	$35.96	$28.69
Third Quarter	$35.00	$25.75
Fourth Quarter	$41.21	$32.06
As of August 22, 2017, the number of record holders of our common stock was 8. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Stock Performance Graph
The following graph compares the cumulative total stockholder return for our common stock from June 30, 2012 to June 30, 2017, with the comparable cumulative return of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on June 30, 2012 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Ubiquiti Networks, Inc., the NASDAQ Composite Index, and the NASDAQ Computer Index

*100 invested on 6/30/12 in stock or index, including reinvestments of dividends. Fiscal year ending June 30.

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

On March 3, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on March 31, 2018. During the third quarter of fiscal 2017, the Company repurchased 917,455 shares of its common stock at an average price per share of $50.43 for an aggregate amount of $46.3 million. This included unpaid stock repurchases of $3.0 million relating to repurchases executed on or prior to March 31, 2017 for trades that settled in the fourth quarter of fiscal 2017. During the fourth quarter of fiscal 2017, the Company repurchased 50,000 shares of its common stock at an average price per share of $49.55 for an aggregate amount of $2.5 million. As of June 30, 2017, the Company had $1.3 million available under the stock repurchase program.

Common stock repurchase activity under the share repurchase program during the fourth quarter ended June 30, 2017 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Estimated remaining balance available for share repurchase
April 1, 2017 - April 30, 2017	50,000	$49.55	$1,254
May 1, 2017 - May 31, 2017	—	$—	$1,254
June 1, 2017 - June 30, 2017	—	$—	$1,254
Total	50,000	$49.55	$1,254
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
Unregistered Securities Sold During fiscal 2017
We did not sell any unregistered securities during fiscal 2017.

Item 6. Selected Financial Data

The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2017, 2016 and 2015 and the consolidated balance sheet data as of June 30, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2014 and 2013 and the consolidated balance sheet data as of June 30, 2015, 2014 and 2013 are derived from our consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2017	2016	2015	2014	2013
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues	$865,268	$666,395	$595,947	$572,464	$320,823
Cost of revenues (1) (2) (3)	469,560	341,600	333,760	318,997	185,489
Gross profit	395,708	324,795	262,187	253,467	135,334
Operating expenses:
Research and development(1)	69,094	57,765	54,565	33,962	20,955
Sales, general and administrative(1)	36,853	33,269	21,607	23,560	21,775
Business e-mail compromise ("BEC") fraud (recovery)/ loss	—	(8,294)	39,137	—	—
Total operating expenses	105,947	82,740	115,309	57,522	42,730
Income from operations	289,761	242,055	146,878	195,945	92,604
Interest expense and other, net	(4,737)	(2,115)	(1,130)	(1,334)	(851)
Income before provision for income taxes	285,024	239,940	145,748	194,611	91,753
Provision for income taxes	27,518	26,324	16,085	17,674	11,263
Net income and comprehensive income	$257,506	$213,616	$129,663	$176,937	$80,490
Net income per share of common stock:
Basic	$3.16	$2.53	$1.47	$2.02	$0.91
Diluted	$3.09	$2.49	$1.45	$1.97	$0.89
Weighted average shares used in computing net income per share of common stock:
Basic	81,478	84,402	88,008	87,772	88,314
Diluted	83,252	85,784	89,569	89,715	90,259
Cash dividends declared per common share	$—	$—	$0.17	$—	$0.18
(1) Includes stock-based compensation as follows
Cost of revenues	$264	$448	$601	$590	$446
Research and development	1,861	2,296	2,854	2,423	1,433
Sales, general and administrative	660	975	1,537	1,893	1,497
Total stock-based compensation	$2,785	$3,719	$4,992	$4,906	$3,376
(2) Includes purchase commitment termination fee	$—	$—	$5,500	$—	$—
(3) Includes a gain on reversal of change for an export compliance matter	$—	$—	$—	$(1,121)	$—

	June 30,
In thousands	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$604,198	$551,031	$446,401	$347,097	$227,826
Working capital	853,846	637,721	511,212	413,409	224,053
Total assets	972,711	747,108	599,372	475,315	291,881
Debt – short-term	14,743	10,993	9,743	(172)	4,901
Debt – long-term	241,821	191,564	86,557	71,590	70,769
Total stockholders’ equity	601,764	440,376	422,154	335,264	147,436

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Ubiquiti Networks develops high performance networking technology for service providers, enterprises and consumers globally. Our technology platforms focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. Our growth is supported by the Ubiquiti Community, a global, grass-roots community of 4 million entrepreneurial operators and systems integrators who engage in thousands of on-line forums at http://www.ubnt.com.
The Company maintains an industry leading financial profile by leveraging a unique business model. This differentiated business model, combined with our innovative proprietary technologies, has resulted in an attractive alternative to traditional high touch, high cost providers, allowing us to advance the market adoption of our platforms for ubiquitous connectivity. Since our founding, more than 70 million devices have been sold worldwide through a network of over 100 distributors and on-line retailers, to customers in more than 200 countries and territories. As a result, our technology has enabled hundreds of millions of people throughout the world to stay connected.
We offer a broad and expanding portfolio of networking products and solutions for service providers and enterprises. Our service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for entrepreneurs to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (WLAN) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
In fiscal 2017, we announced Ubiquiti Labs, a division focusing on research and development of consumer electronics and introduced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. AmpliFi is distributed through a network of retailers including Sam’s Club, Best Buy and Game Stop, as well as on-line retailers Amazon.com and Bestbuy.com among others. This division is focused on delivery direct to consumer based solutions in an array of high technology products.
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

•
Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi products, Unifi Video products, Unifi switching and routing solutions, and AmpliFi Enterprise Technology also includes revenues that are attributable to PCS.

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 99% of our revenues in the year ended June 30, 2017. Other channel partners, such as resellers, largely accounted for the balance of our revenues.
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
Deferred Revenues
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that all of these criteria have been met, we defer recognition of revenue. Included in our deferred revenues is a portion related to PCS obligations that we estimate we will perform in the future. As of June 30, 2017, and 2016, we had deferred revenues of $7.9 million and $4.2 million, respectively, related mainly to future PCS obligations.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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

(i)
VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the company for that deliverable. Generally, we do not sell the deliverables separately and, as such, do not have VSOE.

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
Inventory and Inventory Valuation
Our inventories are primarily finished goods and, to a lesser extent, raw materials. Our inventories are stated at the lower of actual cost (computed on a first-in, first-out basis), or Net Realizable Value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
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
Stock-based Compensation
We record stock-based awards at fair value as of the grant date and recognize expense, net of forfeitures, ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The Company did not grant any stock options during fiscal 2017, fiscal 2016, or fiscal 2015. Restricted stock units are valued based on the fair value of our common stock on the date of grant. Since our initial public offering on October 14, 2011, the fair value of our common stock is determined using the closing market price of our common stock as of the date of grant.
Results of Operations

Comparison of Years Ended June 30, 2017 and 2016

	Years Ended June 30,
	2017		2016
	(In thousands, except percentages)
Revenues	$865,268	100%	$666,395	100%
Cost of revenues(1)	469,560	54%	341,600	51%
Gross profit	395,708	46%	324,795	49%
Operating expenses:
Research and development(1)	69,094	8%	57,765	9%
Sales, general and administrative(1)	36,853	4%	33,269	5%
Business e-mail compromise ("BEC") fraud (recovery)	—	—%	(8,294)	(1)%
Total operating expenses	105,947	12%	82,740	13%
Income from operations	289,761	33%	242,055	36%
Interest expense and other, net	(4,737)	*	(2,115)	*
Income before provision for income taxes	285,024	33%	239,940	36%
Provision for income taxes	27,518	3%	26,324	4%
Net income and comprehensive income	$257,506	30%	$213,616	32%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$264		$448
Research and development	1,861		2,296
Sales, general and administrative	660		975
Total stock-based compensation	$2,785		$3,719
Revenues
Revenues increased $198.9 million, or 30%, from $666.4 million in fiscal 2016 to $865.3 million in fiscal 2017. The overall increase in revenues during fiscal 2017 was driven by increased adoption of our Enterprise Technologies products, which represented 47% of our total revenue in fiscal 2017 and increased sales of new products offered to our Service Provider community, which represented 53% of our total revenue in fiscal 2017.
There were no material price changes in the Company's products sold during fiscal 2017.

Revenues by Product Type

	Years Ended June 30,
	2017		2016
	(in thousands, except percentages)
Service Provider Technology	$455,598	53%	$418,346	63%
Enterprise Technology	409,670	47%	248,049	37%
Total revenues	$865,268	100%	$666,395	100%

Service Provider Technology revenues increased $37.3 million, or 9%, during fiscal 2017, primarily due to increased revenue for Service Provider Technology products in all regions except Europe, the Middle East, and Africa (EMEA).
Enterprise Technology revenues increased $161.6 million, or 65%, during fiscal 2017, primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2017 and fiscal 2016 (in thousands, except percentages):

	Years Ended June 30,
	2017		2016
North America(1)	$331,435	38%	$239,526	36%
South America	105,511	12%	85,036	13%
Europe, the Middle East and Africa	334,473	39%	264,404	39%
Asia Pacific	93,849	11%	77,429	12%
Total revenues	$865,268	100%	$666,395	100%

(1)	Revenue for the United States was $315.0 million and $225.6 million in fiscal 2017 and fiscal 2016, respectively.
North America
Revenues in North America increased $91.9 million, or 38%, from $239.5 million in fiscal 2016 to $331.4 million in fiscal 2017. The year-over-year increase was due to increased adoption of both our Service Provider and Enterprise Technology products.
South America
Revenues in South America increased $20.5 million, or 24%, from $85.0 million in fiscal 2016 to $105.5 million in fiscal 2017. The year-over-year increase was due to increased adoption of both Service our Provider Technology and Enterprise Technology products.
Europe, the Middle East, and Africa ("EMEA")
Revenues in EMEA increased $70.1 million, or 27%, from $264.4 million in fiscal 2016 to $334.5 million in fiscal 2017. The year-over-year increase was primarily due to increased adoption of our Enterprise Technology products, offset, in part, by a decline in service provider products.
Asia Pacific
Revenues in the Asia Pacific region increased $16.4 million, or 21%, from $77.4 million in fiscal 2016 to $93.8 million in fiscal 2017. The year-over-year increase was primarily due to increased adoption of our Enterprise Technology products.

Cost of Revenues and Gross Profit
Cost of revenues increased $128.0 million, or 37%, from $341.6 million in fiscal 2016 to $469.6 million in fiscal 2017. The increase in fiscal 2017 was primarily due to our overall increase in revenue and to a lesser extent, an increase in cost associated with fulfillment operations, warranty accruals and inventory reserves. Gross profit margin decreased to 46% in fiscal 2017 compared to 49% in fiscal 2016, which was primarily due to change in mix of products sold, increased costs associated with fulfillment operations, increased inventory obsolescence charges and warranty accruals.
Operating Expenses
Research and Development
Research and development expenses increased $11.3 million, or 20%, from $57.8 million in fiscal 2016 to $69.1 million in fiscal 2017. As a percentage of revenues, research and development expenses decreased from 9% in fiscal 2016 to 8% in fiscal 2017. The increase in R&D expense in absolute dollars, was primarily due to increase in headcount, development activities and higher non-recurring engineering (NRE) payments, which was partially offset by the $2.5 million impairment charge for capitalized software development cost recognized in fiscal 2016. The increase in headcount and development cost reflects the increased efforts to broaden our research and development activities to introduce new products and new versions of existing products. As a percentage of revenue, R&D expense decreased primarily due to our overall increase in revenue.
Sales, General and Administrative
Sales, general and administrative expenses increased $3.6 million, or 11%, from $33.3 million in fiscal 2016 to $36.9 million in fiscal 2017. As a percentage of revenues, sales, general and administrative expenses decreased to 4% in fiscal 2017, compared to 5% in fiscal 2016. The increase in sales, general and administrative expenses in absolute dollars was primarily due to an increase in headcount in the administrative function and business development organization, and the overall increases in business development initiatives, partially offset by lower cost for interim management and advisory services to remediate internal control weaknesses. As a percentage of revenue, sales, general and administrative expenses decreased primarily due to our overall increase in revenue.
Provision for Income Taxes
Our provision for income taxes increased $1.2 million from $26.3 million for fiscal 2016 to $27.5 million for fiscal 2017. Our effective tax rate decreased to 9.7% in fiscal 2017 as compared to 11.0% for fiscal 2016. The effective tax rate decrease in the fiscal 2017 was primarily due to tax benefit recognition as a result of the adoption of ASU 2016-09 of $7.9 million.

Comparison of Year Ended June 30, 2016 and 2015

	Years Ended June 30,
	2016		2015
	(In thousands, except percentages)
Revenues	$666,395	100%	$595,947	100%
Cost of revenues (1) (2)	341,600	51%	333,760	56%
Gross profit	324,795	49%	262,187	44%
Operating expenses:
Research and development(1)	57,765	9%	54,565	9%
Sales, general and administrative(1)	33,269	5%	21,607	4%
Business e-mail compromise ("BEC") fraud (recovery)/ loss	(8,294)	(1)%	39,137	6%
Total operating expenses	82,740	13%	115,309	19%
Income from operations	242,055	36%	146,878	25%
Interest expense and other, net	(2,115)	*	(1,130)	*
Income before provision for income taxes	239,940	36%	145,748	24%
Provision for income taxes	26,324	4%	16,085	3%
Net income and comprehensive income	$213,616	32%	$129,663	21%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$448		$601
Research and development	2,296		2,854
Sales, general and administrative	975		1,537
Total stock-based compensation	$3,719		$4,992
(2) Includes purchase commitment termination fee	$—		$5,500
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
Enterprise Technology revenues increased $70.1 million, or 39%, during fiscal 2016, primarily due to product expansion and further adoption of our Enterprise Technology platform.
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
Asia Pacific
Revenues in the Asia Pacific region increased $10.7 million, or 16%, from $66.8 million in fiscal 2015 to $77.4 million in fiscal 2016. The increase in revenues in the Asia Pacific region in fiscal 2016 compared to fiscal 2015 was primarily due to increased adoption of our Service Provider and Enterprise Technologies.
Cost of Revenues and Gross Profit
Cost of revenues increased $7.8 million, or 2%, from $333.8 million in fiscal 2015 to $341.6 million in fiscal 2016. The increase in cost of revenues in fiscal 2016 was primarily due to increased volume and to a lesser extent, changes in product mix. Gross profit as a percentage of revenue increased to 49% in fiscal 2016 compared to 44% in fiscal 2015.
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
Sales, General and Administrative
Sales, general and administrative expenses increased $11.7 million, or 54% from $21.6 million in fiscal 2015 to $33.3 million in fiscal 2016. As a percentage of revenues, sales, general and administrative expenses increased to 5% in fiscal 2016, compared to 4% in fiscal 2015. The increase in sales, general and administrative expenses in absolute dollars and as a percentage of revenues was due to higher consulting fees incurred to support the finance team and to assist with material weakness remediation, higher legal costs, and an increase in headcount in the business development organization.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations. We had cash and cash equivalents of $604.2 million, $551.0 million and $446.4 million at June 30, 2017, 2016 and 2015, respectively.

Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$112,036	$197,508	$134,547
Net cash (used in) investing activities	(7,232)	(6,248)	(12,724)
Net cash (used in) financing activities	(51,637)	(86,630)	(22,519)
Net increase in cash and cash equivalents	$53,167	$104,630	$99,304
Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2017 consisted primarily of net income of $257.5 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $157.1 million. These changes consisted primarily of a $58.2 million increase in accounts receivable due to overall higher revenues for the period, a $22.7 million increase in vendor deposit and $87.0 million increase in inventory due to an increase in warehouse stock levels in order to better support customers, support new product releases and reduce lead times, a $3.1 million increase in prepaid expense and other assets primarily due to the increase of non-trade accounts receivable, a $7.2 million increase in accounts payable and accrued liabilities due to timing of payments, $3.6 million increase in deferred revenue due to additional PCS revenue deferrals during the year and a $2.9 million net increase in taxes payable and prepaid income taxes due to the timing of federal tax payments. Overall, cash inflows from operating activities were driven by our net income, which included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, and increases to our provision for losses on deposits with our vendors. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $11.7 million.

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
Cash Flows from Investing Activities
We used $7.2 million of cash in investing activities during fiscal 2017. Our investing activities consist of capital expenditures and purchases of intangible assets. Capital expenditures for fiscal 2017, fiscal 2016 and fiscal 2015 were $7.1 million, $5.9 million and $12.7 million, respectively. Additionally, we had cash outflows related to intangible assets of $0.1 million, $0.3 million and $0.05 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively, consisting primarily of legal costs associated with trademark applications and acquisition of domain names.
Cash Flows from Financing Activities
We used $51.6 million of cash in financing activities during fiscal 2017. During fiscal 2017 we paid $105.2 million for repurchase of common stock. We also made principal repayments of $11.3 million on our outstanding Term Facility and $34 million on our Revolving Facility. These cash outflows were offset by financing cash inflows of $99.0 million related to draws under our Revolving Facility. Additionally, cash inflows from financing activities included $1.4 million of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $1.6 million.

We used $86.6 million of cash in financing activities during fiscal 2016, primarily driven by repurchasing $193.5 million of our common stock. We also made repayments of $10.0 million on our outstanding term loan debt and $14.0 million on our outstanding revolving loans under the Amended Credit Agreement during fiscal 2016. These cash outflows were offset by financing cash inflows, including the draws made under the Revolving Facility totaling $130.0 million. Additionally, cash inflows from financing activities included $1.1 million of cash proceeds received from the exercise of stock options in addition to $1.0 million of excess tax benefit from employee stock-based awards, partially offset by tax withholdings related to net share settlements of restricted stock units totaling $1.2 million.

We had $22.5 million of cash used in financing activities during fiscal 2015, primarily from cash received from our term loan with Wells Fargo Bank of $100.0 million, offset by repayments of our prior 2014 Credit Agreement with Wells Fargo Bank of $74.8 million. Additionally, during fiscal 2015 we paid $15.0 million for dividends on our common stock, paid $34.7 million for repurchases of our common stock and had tax withholdings related to net share settlements of restricted stock units of $1.8 million. Other cash inflows from financing activities included cash received for stock option exercises of $1.7 million and an excess tax benefit from employee stock-based awards of $2.1 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of June 30, 2017, we held $546.8 million of our $604.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we will incur significant tax liabilities if we decide to repatriate those amounts.
We believe that the combination of our existing United States cash and cash equivalent balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations for the foreseeable future.
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
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2017:

	Payments Due by Period
	Year 1	1-3 Years	3-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$6,075	$5,554	$2,426	$578	$14,633
Debt payment obligations	15,000	242,250	—	—	257,250
Interest and other payments on debt payment obligations	7,044	10,956	—	—	18,000
Purchase obligations	32,884	—	—	—	32,884
Other obligations	4,337	—	—	—	4,337
Total	$65,340	$258,760	$2,426	$578	$327,104

Operating Leases
The Company leases its headquarters in New York, NY and other locations worldwide under non-cancelable operating leases that expire at various dates through 2023.
Debt and Interest Payment Obligations
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

Purchase Obligations
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and to date, no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We had inventory purchase obligations for finished goods of $32.9 million as of June 30, 2017.
Other Obligations
We had other obligations of $4.3 million as of June 30, 2017, which consisted primarily of commitments related to research and development projects.
Unrecognized Tax Benefits
As of June 30, 2017, we had $27.4 million and an additional $2.4 million for gross interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Warranties and Indemnifications
Our products are generally accompanied by a 12-month warranty, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-20, Loss Contingencies, we record an accrual when we believe it is estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2017 or 2016.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities as of June 30, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2017 and 2016, we had no off-balance sheet arrangements other than those indemnification agreements described above.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of June 30, 2017, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a charge to our income before income taxes of approximately $5.1 million over the next 12 months.
We had cash and cash equivalents of $604.2 million and $551.0 million as of June 30, 2017 and 2016, respectively. These amounts were held primarily in cash deposit accounts. The fair value of our cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $3.2 million.
Item 8. Financial Statements and Supplementary Data
The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2017.
The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Material Weaknesses in Internal Control over Financial Reporting

As reported in its Annual Reports on Form 10-K for the years ended June 30, 2016 and 2015, Management determined that the Company did not maintain an effective control environment, attributable to a lack of sufficient, competent personnel necessary for effective financial reporting. This resulted in the lack of comprehensive and up-to-date accounting policies and procedures, skepticism on the part of key accounting personnel, internal control training, leadership and adequate communication of roles and responsibilities. Growth in the complexity of the business without commensurate growth in the capabilities of the finance and accounting organization contributed to this deficiency.

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

These control deficiencies could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or consolidated financial statements that would not be prevented or detected and, therefore, management has determined that these control deficiencies constitute material weaknesses. However, management has determined that the foregoing material weaknesses did not result in a material misstatement in the consolidated financial statements as of June 30, 2016.

Remediation of Previously Reported Material Weaknesses

During the period covered by this Annual Report on Form 10-K, we completed the remediation efforts of the material weaknesses described above.
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
We have completed our testing of the controls discussed above and conclude that our previously reported material weaknesses in our internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Executive Compensation,” “Proposal One Election of Directors—Directors’ Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “—Audit Committee Pre-Approval Policies.”

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)     1. Financial Statements
The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 55 of this Form 10-K.
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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2017

10.6	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.7	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.10	June 17, 2011

10.8	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.9†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.10	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.11	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.12	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.13	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.14	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.15	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.				X

23.1	Consent of independent registered public accounting firm				X

23.2	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS(*)	XBRL Instance Document				X

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document				X

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document				X

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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
Date: August 25, 2017

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

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2017

/s/ Kevin Radigan Kevin Radigan	Chief Accounting Officer (Principal Financial and Accounting Officer)	August 25, 2017

/s/ Ronald A. Sege Ronald A. Sege	Director	August 25, 2017

/s/ Rafael Torres Rafael Torres	Director	August 25, 2017

/s/ Michael E. Hurlston Michael E. Hurlston	Director	August 25, 2017

UBIQUITI NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ubiquiti Networks, Inc.

We have audited the accompanying consolidated balance sheet of Ubiquiti Networks, Inc. and subsidiaries (the “Company”) as of June 30, 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2017. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ubiquiti Networks, Inc. and subsidiaries as of June 30, 2017, and the results of its operations and its cash flows for the year ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Ubiquiti Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for share-based payments effective July 1, 2016 due to the adoption of FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

/s/ KPMG LLP
New York, New York

August 25, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ubiquiti Networks, Inc.

In our opinion, the consolidated balance sheet as of June 30, 2016 and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended June 30, 2016 present fairly, in all material respects, the financial position of Ubiquiti Networks, Inc. and its subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California

August 22, 2016, except for the change in the manner in which the company accounts for debt issuance costs as discussed in Note 2, as to which the date is August 25, 2017

UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$604,198	$551,031
Accounts receivable, net of allowance for doubtful accounts of $440 and $48 at June 30, 2017 and June 30, 2016 respectively	140,561	82,790
Inventories	142,048	57,113
Vendor deposits	54,082	30,255
Prepaid income taxes	2,419	299
Prepaid expenses and other current assets	9,026	6,896
Total current assets	952,334	728,384
Property and equipment, net	12,916	12,953
Long-term deferred tax assets	5,133	4,195
Other long–term assets	2,328	1,576
Total assets	$972,711	$747,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,008	$51,510
Income taxes payable	1,707	1,488
Debt - short-term	14,743	10,993
Other current liabilities	33,030	26,672
Total current liabilities	98,488	90,663
Long-term taxes payable	28,023	23,202
Debt - long-term	241,821	191,564
Deferred revenues - long-term	2,615	1,303
Total liabilities	370,947	306,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
80,275,965 and 81,667,129 outstanding at June 30, 2017 and June 30, 2016, respectively	80	82
Additional paid–in capital	525	—
Retained earnings	601,159	440,294
Total stockholders’ equity	601,764	440,376
Total liabilities and stockholders’ equity	$972,711	$747,108
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2017	2016	2015
Revenues	$865,268	$666,395	$595,947
Cost of revenues	469,560	341,600	333,760
Gross profit	395,708	324,795	262,187
Operating expenses:
Research and development	69,094	57,765	54,565
Sales, general and administrative	36,853	33,269	21,607
Business e-mail compromise ("BEC") fraud (recovery)/ loss	—	(8,294)	39,137
Total operating expenses	105,947	82,740	115,309
Income from operations	289,761	242,055	146,878
Interest expense and other, net	(4,737)	(2,115)	(1,130)
Income before provision for income taxes	285,024	239,940	145,748
Provision for income taxes	27,518	26,324	16,085
Net income and comprehensive income	$257,506	$213,616	$129,663
Net income per share of common stock:
Basic	$3.16	$2.53	$1.47
Diluted	$3.09	$2.49	$1.45
Weighted average shares used in computing net income per share of common stock:
Basic	81,478	84,402	88,008
Diluted	83,252	85,784	89,569
Cash dividends declared per common share	$—	$—	$0.17
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Treasury Stock			Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount		Amount	Amount
Balances at June 30, 2014	88,179,448	$88	$145,872	(44,238,960)	$(123,864)		$313,168	$335,264
Net income and comprehensive income	—	—	—	—	—		129,663	129,663
Stock options exercised	299,034	—	1,686	—	—		—	1,686
Restricted stock units issued, net of tax withholdings	130,792	—	(1,798)	—	—		—	(1,798)
Retirement of treasury shares	—	—	(138,864)	44,768,739	138,864		—	—
Payment of common stock cash dividends	—	—	—	—	—		(15,020)	(15,020)
Repurchases of Common Stock	(1,195,497)	(1)	(13,967)	(529,779)	(15,000)		(5,744)	(34,712)
Stock-based compensation expense	—	—	4,992	—	—	—	—	4,992
Tax impact of employee stock transactions	—	—	2,079	—	—		—	2,079
Balances at June 30, 2015	87,413,777	87	—	—	—		422,067	422,154
Net income and comprehensive income	—	—	—	—	—		213,616	213,616
Stock options exercised	171,263	—	1,106	—	—		—	1,106
Restricted stock units issued, net of tax withholdings	104,436	—	(1,223)	—	—		—	(1,223)
Repurchases of Common Stock	(6,022,347)	(6)	(4,606)	—	—		(195,388)	(200,000)
Stock-based compensation expense	—	—	3,719	—	—		—	3,719
Tax impact of employee stock transactions	—	—	1,004	—	—		—	1,004
Balances at June 30, 2016	81,667,129	82	—	—	—		440,294	440,376
Net income and comprehensive income	—	—	—	—	—		257,506	257,506
Stock options exercised	502,350	—	1,436	—	—		—	1,436
Restricted stock units issued, net of tax withholdings	88,897	—	(1,594)	—	—		—	(1,594)
Repurchases of Common Stock	(1,982,411)	(2)	(2,102)	—	—		(96,641)	(98,745)
Stock-based compensation expense	—	—	2,785	—	—		—	2,785
Balances at June 30, 2017	80,275,965	$80	$525	—	$—		$601,159	$601,764
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income and comprehensive income	$257,506	$213,616	$129,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,359	6,294	4,971
Provision for inventory obsolescence	2,479	747	2,288
(Recovery)/Provision for loss on vendor deposits	(1,096)	(973)	5,827
Write-off of software development costs	—	2,505	—
Deferred taxes	(938)	(1,145)	(911)
Excess tax benefit from employee stock-based awards	—	(1,004)	(2,079)
Stock-based compensation	2,785	3,719	4,992
Other, net	1,081	823	1,526
Changes in operating assets and liabilities:
Accounts receivable	(58,164)	(16,685)	(11,339)
Inventories	(86,988)	(20,012)	7,030
Vendor Deposits	(22,730)	(9,285)	—
Deferred cost of revenues	—	—	1,279
Prepaid income taxes	(2,120)	2,267	690
Prepaid expenses and other assets	(3,061)	190	(21,969)
Accounts payable	(2,554)	7,720	9,735
Taxes payable	5,041	4,777	5,152
Deferred revenues	3,649	709	(1,678)
Accrued liabilities and other	9,787	3,245	(630)
Net cash provided by operating activities	112,036	197,508	134,547
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(7,232)	(6,248)	(12,724)
Net cash (used in) investing activities	(7,232)	(6,248)	(12,724)
Cash Flows from Financing Activities:
Issuances of debt	—	—	100,000
Proceeds from revolver loan	99,000	130,000	—
Repayments of term loan	(11,250)	(10,000)	(74,754)
Payments on credit facilities	(34,000)	(14,000)	—
Repurchases of common stock	(105,229)	(193,517)	(34,712)
Payment of common stock cash dividends	—	—	(15,020)
Proceeds from exercise of stock options	1,436	1,106	1,686
Excess tax benefit from employee stock-based awards	—	1,004	2,079
Tax withholdings related to net share settlements of restricted stock units	(1,594)	(1,223)	(1,798)
Net cash (used in) financing activities	(51,637)	(86,630)	(22,519)
Net increase in cash and cash equivalents	53,167	104,630	99,304
Cash and cash equivalents at beginning of year	551,031	446,401	347,097
Cash and cash equivalents at end of year	$604,198	$551,031	$446,401
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$25,743	$18,531	$12,797
Interest paid	$5,194	$2,351	$1,290
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$—	$6,483	$—
Unpaid property and equipment and other long-term assets	$458	$406	$—
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2017, 2016 and 2015 as fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Ubiquiti and its wholly owned subsidiaries. The Company has wholly owned subsidiaries in Lithuania, Hong Kong, China, Latvia, Czech Republic, Canada, Ukraine, Poland, India and the Cayman Islands. The Company’s Hong Kong subsidiary also operates a branch office in Taiwan. All intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.
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

(i)
VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the company for that deliverable. Generally, the Company does not sell the deliverables separately and, as such, does not have VSOE.

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
Key factors considered by the Company in developing the BESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2017 and 2016, the Company had deferred revenues of $7.9 million and $4.2 million, respectively, related to these obligations.
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
The Company derives its accounts receivable from revenues earned from customers located worldwide. The Company bases credit decisions primarily upon a customer’s past credit history. The Company’s standard credit terms are net 30 to 120 days.
The Company subcontracts with other companies to manufacture most of its products. The Company relies on the ability of these contract manufacturers to produce the products sold to its distributors. A significant portion of the Company’s products are manufactured by a few contract manufacturers.
Inventory and Inventory Valuation
The Company's inventories are primarily finished goods and, to a lesser extent, raw materials, which have been either consigned to the Company's contract manufacturers or are held by the Company. Inventories are stated at the lower of actual cost (computed on a first-in, first-out basis), or Net Realizable Value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves numerous judgments including estimating average selling prices based up recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from the Company's estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
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
The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2017	2016	2015
Beginning balance	$48	$1,071	$1,395
Charged to (released from) expenses	392	(1)	106
Bad debt write-offs	—	(1,022)	(430)
Ending balance	$440	$48	$1,071
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

Long Lived Assets
The Company evaluates its long lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. In fiscal 2016, the Company recorded a $2.5 million impairment charge for capitalized software development costs due to the cancellation of the commercial launch of certain software in development. The Company did not recognize any significant impairment loss for fiscal 2017 or 2015.
Property and Equipment
Furniture, fixtures and equipment are recorded at cost. The Company also capitalizes certain costs of software developed for internal use, which is included as property and equipment on the Company's consolidated balance sheets. Capitalized costs primarily include payroll and payroll-related costs and facilities costs.
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

Stock-based Compensation
The Company records stock-based awards at fair value as of the grant date and recognize expense, net of forfeitures, ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the awards. The Company did not grant any stock options during fiscal 2017, fiscal 2016, or fiscal 2015. Restricted stock units are valued based on the fair value of the Company's common stock on the date of grant. Since the Company's initial public offering on October 14, 2011, the fair value of our common stock is determined using the closing market price of the Company's common stock as of the date of grant.
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
Earnings Per Share
The Company applies the treasury stock method for calculating and presenting earnings per share (“EPS”). Basic EPS is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS available to common stockholders is computed by dividing the amount of net income available to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

Recent Accounting Pronouncements

Effective July 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, regarding simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously the Company reported these costs as assets on its balance sheet. The guidance is applied on a retrospective basis whereby prior-period financial statements must be adjusted to reflect the adoption of the new guidance. The guidance only resulted in a reclassification on the Company's consolidated balance sheet. The Company has reclassified $0.3 million from "prepaid expenses and other current assets" to "Debt - short-term", and $0.7 million from "Other long-term assets"
to "Debt - long-term" on the June 30, 2016 consolidated balance sheet.

Effective July 1, 2016, the Company adopted ASU 2015-11, "Inventory (Topic 330)-Simplifying the Measurement of Inventory, ("ASU 2015-11"). The guidance requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this update prospectively, and it did not have a material impact on the Company's consolidated financial statements.

Effective July 1, 2016, the Company early adopted ASU 2016-09,"Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting," ("ASU 2016-09"), regarding the Improvements to Employee Share-Based Payment Accounting. The Company applied the guidance relating to accounting for excess tax benefits and the presentation of excess tax benefits in the consolidated statement of cash flows on a prospective basis; accordingly, prior period amounts have not been adjusted. During fiscal 2017, the Company recognized the excess tax benefits of $7.9 million, within the provision for income taxes rather than additional paid-in capital. The Company classified the excess tax benefits within cash flows from operating activities for year ended June 30, 2017, rather than within cash flows from financing activities. In regard to the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited, rather than electing to account for forfeitures as they occur. No other terms of the adopted guidance resulted in an impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (TOPIC 326): Measurement of Credit Losses On Financial Instruments” ("ASU 2016-13"). ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Additionally, purchase accounting rules have been modified as well as credit losses on held-to-maturity debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers , with amendments in 2015 and 2016, which creates new ASC Topic 606 (Topic 606) that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019 and early application for the Company's first quarter of fiscal year 2018 is permitted. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The

Company is still evaluating the impact of adopting Topic 606 on its consolidated financial statements and related financial statement disclosures and has determined that it will not early adopt this standard in fiscal 2018, however it has not yet selected a transition method for its adoption of this standard in fiscal 2019.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate fair value due to their short maturities, and are therefore excluded from the fair value tables below. Additionally, as of June 30, 2017, we held $546.8 million of our $604.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States, and we would incur significant tax liabilities if we were to repatriate those amounts.
As of June 30, 2017 and 2016, the Company had outstanding debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7). The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was classified as Level 2 measurement.
As of June 30, 2017 and 2016, the fair value hierarchy for the Company’s financial liabilities was as follows (in thousands):

	June 30, 2017				June 30, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Debt(1)	$257,250	$—	$257,250	$—	$203,500	$—	$203,500	$—
(1) Debt is carried at historical cost on the Company's consolidated balance sheet.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2017	2016	2015
Numerator:
Net income and comprehensive income	$257,506	$213,616	$129,663
Denominator:
Weighted-average shares used in computing basic net income per share	81,478	84,402	88,008
Add—dilutive potential common shares:
Stock options	1,670	1,275	1,392
Restricted stock units	104	107	169
Weighted-average shares used in computing diluted net income per share	83,252	85,784	89,569
Net income per share of common stock:
Basic	$3.16	$2.53	$1.47
Diluted	$3.09	$2.49	$1.45

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be antidilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2017	2016	2015
Restricted stock units	18	8	2

NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2017	2016
Finished goods	$141,247	$55,694
Raw materials	10,361	8,500
Provision for inventory obsolescence	(9,560)	(7,081)
	$142,048	$57,113

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,
	2017	2016
Testing equipment	$7,587	$6,051
Computer and other equipment	5,740	4,857
Tooling equipment	7,828	5,801
Furniture and fixtures	1,528	1,325
Leasehold improvements	6,424	5,136
Software (1) (2)	5,601	2,488
Software in development (1) (2)	—	2,739
Property and Equipment, Gross	34,708	28,397
Less: Accumulated depreciation (3)	(21,792)	(15,444)
	$12,916	$12,953

(1) - In the year ended June 30, 2016, the Company recorded a $2.5 million impairment charge in research and development expense for capitalized software development costs due to the cancellation of the commercial launch of certain software in development. No impairment charges were recorded for the year ended June 30, 2017.

(2) - We capitalized $0.1 million for software development in fiscal 2017. We capitalized $1.3 million for software development in fiscal 2016.

(3)- The Company recorded depreciation expense of $6.8 million, $5.7 million and $4.7 million in fiscal 2017, 2016 and 2015, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2017	2016
Intangible assets, net (1)	$437	$616
Other long-term assets	1,891	960
	$2,328	$1,576

(1) - Accumulated amortization was $1.2 million and $1.0 million as of June 30, 2017 and June 30, 2016, respectively.

Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2017	2016
Accrued compensation and benefits	$2,467	$1,589
Accrued expense	9,826	5,749
Warranty accrual	3,601	2,236
Deferred revenue - short term	5,254	2,917
Customer deposits	1,905	856
Reserve for sales returns	3,600	2,820
Other payables	6,377	10,505
	$33,030	$26,672
NOTE 6—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

Balance at June 30, 2015	$2,750
Accruals for warranties issued during the period	2,597
Settlements made during the period	(3,111)
Balance at June 30, 2016	2,236
Accruals for warranties issued during the period	6,911
Changes in liability for pre-existing warranties during the period	(92)
Settlements made during the period	(5,454)
Balance at June 30, 2017	$3,601

NOTE 7—DEBT

On March 3, 2015, Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated its 2014 Credit Agreement (as defined below) with Wells Fargo Bank, National Association ("Wells Fargo"), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders (the "Credit Agreement"). The Credit Agreement replaced the Company's $150.0 million senior secured revolving credit facility under its prior credit agreement dated May 5, 2014 (the "2014 Credit Agreement").

On April 14, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the First Amendment (the “First Amendment”) to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”). The First Amendment increased the maximum aggregate amount of the senior secured credit revolving facility from $200.0 million to $300.0 million ("Revolving Facility"), but maintained the $100.0 million senior secured term facility ("Term Facility", together with the Revolving Facility, the "Facilities") under the Credit Agreement and the option to request increases in the amounts of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion).

The Amended Credit Agreement matures on March 3, 2020. The $100.0 million term loan facility of the Amended Credit Agreement was fully drawn at closing of the original Credit Agreement, and $72.3 million was used to repay the outstanding balance under its prior credit agreement. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement.

During fiscal 2017, the Company drew $99.0 million against the Revolving Facility. As of June 30, 2017, $76.3 million was outstanding on the Term Facility and $181.0 million on the Revolving Facility, leaving $119.0 million available on the Revolving Facility. As of June 30, 2017, the interest rate on the term loan was 2.65%. The table below shows the respective interest rates as of June 30, 2017 in addition to interest rate reset dates and rates (as available) for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	June 30, 2017	Rate Reset Date	Reset Rate
$69 Million Revolver	2.65%	7/3/2017	2.80%
$18 Million Revolver	2.66%	7/18/2017	2.80%
$16 Million Revolver	2.68%	8/15/2017	2.82%
$48 Million Revolver	2.70%	8/30/2017	*
$30 Million Revolver	2.93%	09/15/2017	*
* - Reset rate not available as of filing date.

The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 3, 2020, at which time all amounts borrowed must be repaid. The term loan was payable in quarterly installments of 2.50% of the original principal amount of the term loan until March 31, 2017, and thereafter increased to 3.75% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty. Revolving and term loans bear interest, at the Company's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, and issuance fees of

0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

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

During fiscal 2017, the Company made aggregate payments of $13.3 million against the term loan facility balance under the Amended Credit Agreement, of which $11.3 million was for repayments of principal and $2.0 million was for payments of interest. During fiscal 2017, the Company made aggregate payments of $37.2 million against the Revolving Facility under the Amended Credit Agreement, of which $34.0 million was for repayments of principal and $3.2 million was for payments of interest. As of June 30, 2017, the Company has classified $14.7 million and $241.8 million of short term and long-term debt, respectively, on its consolidated balance sheet related to the Amended Credit Agreement.

On September 2, 2015, the Company accessed a letter of credit under its Revolving Facility in the amount of $237 thousand for the benefit of the landlord pursuant to a new lease of office space. The landlord can draw against the letter of credit in the event of default by the Company. The letter of credit expires on September 2, 2017, subject to automatic renewal for additional one-year periods.

The following table summarizes our debt payment obligations as of June 30, 2017 (in thousands):

Fiscal Year	2018	2019	2020	2021	2022	Thereafter	Total
Debt payment obligations(2)	$15,000	$15,000	$227,250	$—	$—	$—	$257,250
Interest and other payments on debt payment obligations (1)	7,044	6,642	4,314	—	—	—	18,000
Total	$22,044	$21,642	$231,564	$—	$—	$—	$275,250

(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2017. Furthermore, two to three-month payment intervals on the revolving debt have been assumed, consistent with the Company's elections to date.
(2)- Debt Payment obligation reported above excludes unamortized Debit Issuance Cost.

NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its headquarters in New York, New York and other locations worldwide under non-cancelable operating leases that expire at various dates through 2023.
At June 30, 2017, future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Year	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$6,075	$3,223	$2,331	$1,484	$942	$578	$14,633

Rent expense under operating leases was $6.7 million, $5.0 million and $3.6 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Purchase Obligations
The Company primarily subcontracts with other companies to manufacture its products. During the normal course of business, the Company’s contract manufacturers procure components based upon orders placed by the Company. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture the Company’s products. The Company periodically reviews the potential liability and to date no significant accruals have been recorded. The Company had inventory purchase obligations for finished goods of $32.9 million as of June 30, 2017.
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

Shareholder Class Action Lawsuits

Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California (the “Court”) against Ubiquiti Networks, Inc., certain of its officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws (collectively, the “Shareholder Lawsuit”). On January 30, 2013, the plaintiffs filed an amended consolidated complaint. On March 26, 2014, the court issued an order granting a motion to dismiss the complaint with leave to amend. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014, the court ordered the dismissal of the lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. On May 15, 2014, the plaintiffs filed a notice of appeal from the judgment of the court. The Ninth Circuit head oral arguments on August 10, 2015. On October 24, 2016, the Ninth Circuit issued an unpublished memorandum opinion, reaffirming the district court’s dismissal of the alleged violations of Section10(b) and 20(a) of the Securities Exchange Act of 1934 and reversing the district court’s dismissal of the alleged violations of Section 11 and 15 of the Securities Act of 1933.

On August 4, 2017, the parties to the Shareholder Lawsuit filed with the Court a settlement that they reached to resolve the Shareholder Lawsuit against the defendants.  Pursuant to the settlement stipulation and subject to certain conditions therein, the settlement class will receive $6.8 million, to be funded largely by the Company’s insurance carriers and placed into escrow within 20 calendar days of the entry of the preliminary approval order approving settlement in the Shareholder Lawsuit.

The settlement is subject to the Court’s approval and its terms may change as a result of the settlement approval process.  The preliminary settlement approval hearing is scheduled for September 5, 2017.  The final approval hearing date is not yet set.  If the Court approves the settlement and enters a judgment substantially in the form requested by the parties, the settlement will become effective when certain conditions specified in the settlement stipulation are satisfied, including the expiration of any right to appeal the judgment.

Synopsys

On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act (“DMCA”). On March 28, 2017, Synopsys filed an amended complaint alleging (i) additional claims under the DMCA, (ii) claims under the Anti-Counterfeiting Act, and (iii) claims for label trafficking, fraud, civil RICO and negligent misrepresentation. On April 11, 2017, the Company moved to dismiss all but the initial DMCA claim in the amended complaint and its subsidiary moved to dismiss for lack of personal jurisdiction and joined the Company’s motion to dismiss certain claims. On August 15, 2017, the court issued an order granting the Company’s motion to dismiss the Anti-Counterfeiting Act claim and certain of the predicate acts alleged under the civil RICO claim. The court denied the motion to dismiss the remaining claims, and denied the subsidiary’s motion to dismiss for lack of jurisdiction. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent and, collectively, the “Patents-in-Suit”).  The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.”  The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.”  Vivato amended its complaint on June 23, 2017 and again on July 6, 2017.  According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also recently filed nine other lawsuits asserting the same patents against other defendants in the Central District of California.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 9—COMMON STOCK AND TREASURY STOCK

As of June 30, 2017 and 2016, the authorized capital of the Company included 500,000,000 shares of common stock. As of June 30, 2017 and 2016, 80,275,965 and 81,667,129 shares of common stock were outstanding, respectively.
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
Common Stock Repurchases
On May 4, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. During the fourth quarter of fiscal 2016, the Company repurchased and retired 1,309,606 shares of its common stock at an average price per share of $38.18 for an aggregate amount of $50 million.  This included unpaid stock repurchases of $6.5 million relating to repurchases executed on or prior to June 30, 2016 for trades that settled after June 30, 2016.

On August 3, 2016, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $50 million of its common stock. During the third quarter of fiscal 2017, the Company repurchased and retired 1,014,956 shares of its common stock at an average price per share of $49.26 for an aggregate amount of $50 million.

On March 3, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company may repurchase up to $50 million of its common stock. The program expires on March 31, 2018. During the third quarter of fiscal 2017, the Company repurchased and retired 917,455 shares of its common stock at an average price per share of $50.43 for an aggregate amount of $46.3 million. This included unpaid stock repurchases of $3.0 million relating to repurchases executed on or prior to March 31, 2017 for trades that settled in the fourth quarter of fiscal 2017. During the fourth quarter of fiscal 2017, the Company repurchased and retired 50,000 shares of its common stock at an average price per share of $49.55 for an aggregate amount of $2.5 million. As of June 30, 2017, the Company had $1.3 million available under the stock repurchase program.
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

NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
2010 Equity Incentive Plan
In March 2010, the Company’s Board of Directors and stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”), and no further awards will be granted pursuant to the 2005 Plan. Under the terms of the 2010 Plan, non-statutory stock options, stock appreciation rights, restricted stock, and restricted stock units (“RSUs”) may be granted to employees or non-employee service providers. Incentive stock options may be granted only to employees.
The maximum aggregate number of shares that may be awarded under the 2010 Plan as of June 30, 2017 was 8,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2005 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2005 Plan that are forfeited to (but not repurchased by) the Company.
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
As of June 30, 2017, the Company had 10,026,282 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2017, 2016 and 2015 (in thousands):

	Years Ended June 30,
	2017	2016	2015
Cost of revenues	$264	$448	$601
Research and development	1,861	2,296	2,854
Sales, general and administrative	660	975	1,537
	$2,785	$3,719	$4,992
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2017, 2016 and 2015:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2014	2,657,142	$2.96	5.11	$112,215
Exercised	(299,034)	$5.64
Forfeitures and cancellations	(56,964)	$12.14
Balance, June 30, 2015	2,301,144	$2.38	3.82	$67,969
Exercised	(171,263)	$6.46
Forfeitures and cancellations	(4,574)	$13.82
Balance, June 30, 2016	2,125,307	$2.03	2.65	$77,850
Exercised	(502,350)	$2.86
Forfeitures and cancellations	(1,356)	$11.72
Balance, June 30, 2017	1,621,601	$1.76	1.55	$81,413
Vested and expected to vest as of June 30, 2017	1,621,601	$1.76	1.55	$81,413
Vested and exercisable as of June 30, 2017	1,621,601	$1.76	1.55	$81,413

Additional information regarding options outstanding as of June 30, 2017 is as follows:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.01 - $10.76	1,397,128	0.93	$0.26
$10.77 - $14.99	214,228	5.38	$10.90
$15.00 - $16.75	4,645	4.84	$15.02
$16.76 - $18.70	4,350	5.38	$17.46
$18.71 - $19.99	1,250	4.38	$19.22
	1,621,601
During fiscal 2017, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $24.8 million, $4.9 million, and $9.2 million, respectively, as determined as of the date of option exercise.
As of June 30, 2017, the Company had no unrecognized compensation cost related to stock options.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any stock options during fiscal 2017, fiscal 2016, or fiscal 2015.
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
Cash received from stock option exercises during fiscal 2017, 2016 and 2015 was $1.4 million, $1.1 million and $1.7 million, respectively.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2014	549,702	$22.65
RSUs granted	182,865	$32.47
RSUs vested	(182,507)	$21.27
RSUs canceled	(149,425)	$24.84
Non-vested RSUs, June 30, 2015	400,635	$26.95
RSUs granted	132,746	$31.38
RSUs vested	(141,159)	$23.54
RSUs canceled	(120,251)	$31.84
Non-vested RSUs, June 30, 2016	271,971	$28.72
RSUs granted	72,023	$55.33
RSUs vested	(120,649)	$25.29
RSUs canceled	(42,972)	$33.45
Non-vested RSUs, June 30, 2017	180,373	$40.51
The intrinsic value of RSUs vested in fiscal 2017, 2016 and 2015 was $6.2 million, $4.6 million and $6.4 million, respectively. The total intrinsic value of all outstanding RSUs was $9.4 million as of June 30, 2017.
As of June 30, 2017, there was unrecognized compensation costs related to RSUs of $5.3 million which the Company expects to recognize over a weighted average period of 3.1 years.

NOTE 11—INCOME TAXES
For financial reporting purposes, the components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2017	2016	2015
Domestic	$81,957	$60,073	$44,743
Foreign	203,067	179,867	101,005
	$285,024	$239,940	$145,748

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2017	2016	2015
Current
Federal	$25,533	$25,635	$15,786
State	360	(149)	299
Foreign	2,563	1,983	909
Current tax expense	28,456	27,469	16,994
Deferred
Federal	(858)	(1,116)	(856)
State	(80)	(29)	(53)
Foreign	—	—	—
Deferred tax expense	(938)	(1,145)	(909)
Provision for income taxes	$27,518	$26,324	$16,085

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Years Ended June 30,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Tax rate differential, foreign income	(23.3)	(24.4)	(23.2)
State tax expense	0.3	(0.1)	0.1
Stock-based compensation	(2.5)	0.3	0.6
Federal research and development credits	(0.4)	(0.6)	(1.1)
Other permanent items	0.6	0.8	(0.4)
Effective tax rate	9.7%	11.0%	11.0%
The Company’s effective tax rate decreased 1.3% to 9.7% in fiscal 2017 from 11.0% in fiscal 2016. This decrease is primarily due to the adoption of Accounting Standards Update (“ASU”) 2016-09 that requires companies to record all excess tax benefits and tax deficiencies from stock based compensation as an income tax benefit or expense in the income statement. The Company’s adoption of the new standard resulted in a benefit for excess tax deductions from stock based compensation. Overall, the rate benefit is due to income in foreign jurisdictions that have lower tax rates than the U.S.

It is the Company's intention to permanently reinvest the earnings of its foreign subsidiaries. As of June 30, 2017, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $811.5 million of the excess of the amount for the financial reporting over the tax basis of its investments in foreign subsidiaries that is indefinitely reinvested outside of U.S. This amount would become subject to U.S. tax upon repatriation. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	June 30,
	2017	2016
Deferred tax assets
Reserves and Allowances	$2,215	$1,539
Stock-based compensation	712	998
Accrued expenses	371	363
Research and development credits	—	146
State tax	1,110	925
Other	782	482
Total deferred tax assets	5,190	4,453
Deferred tax liabilities
Basis difference for fixed assets	(57)	(112)
Total deferred tax liabilities	(57)	(112)
Valuation allowance	—	(146)
Net deferred tax assets	$5,133	$4,195

Prior to fiscal year 2017, the Company had maintained a valuation allowance against California research credit carryover deferred tax asset as the Company had concluded that it was not more likely than not to be realizable in the future. However, in the fiscal year 2017, due to increased profitability, the Company will utilize the remaining research credit carryover. This resulted in the release of the prior valuation allowance and a tax benefit of approximately $0.3 million.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2017, 2016 and 2015 consists of the following (in thousands):

	Years Ended June 30,
	2017	2016	2015
	(In thousands)
Unrecognized benefit—beginning of year	$22,851	$19,590	$14,914
Gross increases—current year tax positions	5,184	3,879	4,960
Gross decreases - prior year tax positions due to statute lapse	(597)	(618)	(284)
Unrecognized benefit—end of year	$27,438	$22,851	$19,590
The gross unrecognized tax benefits balance as of June 30, 2017 is $27.4 million which would affect income tax expense if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2017, the Company had $2.4 million accrued interest related to uncertain tax matters. The Company believes that it is reasonably possible that a decrease of up to $3.4 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapse. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. Tax years 2011 through 2017 are subject to examination by the U.S. federal tax authorities and by certain foreign tax authorities. Tax years 2012 through 2017 are subject to examination by the state tax authorities.

On July 27, 2015, in Altera Corp. vs. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On June 27, 2016, the Internal Revenue Service appealed the court's decision to the Ninth Circuit Court of Appeals. On November 10, 2016, the Internal Revenue Service filed its reply brief.

We have reviewed this case and its potential impact on Ubiquiti and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

As discussed in Note 2, in fiscal year 2017 the Company early-adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which the FASB issued in March 2016. The ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and non-public entities. The amendments related to income taxes include a requirement to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement and classification of excess tax benefits in the statement of cash flows as an operating activity. The ASU further eliminates the requirement to defer the recognition of an excess tax benefit until such tax benefit is realized through a reduction to taxes payable.

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
Revenue
Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2017		2016		2015
Service Provider Technology	$455,598	53%	$418,346	63%	$418,021	70%
Enterprise Technology	409,670	47%	248,049	37%	177,926	30%
Total revenues	$865,268	100%	$666,395	100%	$595,947	100%

Revenues by geography based on customer's ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2017		2016		2015
North America(1)	$331,435	38%	$239,526	36%	$197,693	33%
South America	105,511	12%	85,036	13%	97,118	16%
Europe, the Middle East and Africa	334,473	39%	264,404	39%	234,383	40%
Asia Pacific	93,849	11%	77,429	12%	66,753	11%
Total revenues	$865,268	100%	$666,395	100%	$595,947	100%

(1)	Revenue for the United States was $315.0 million, $225.6 million and $187.3 million for fiscal 2017, 2016 and 2015, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2017	2016	2015	2017	2016
Customer A	*	*	*	*	11%
Customer B	*	*	*	12%	13%
Customer C	11%	*	*	18%	18%
 * denotes less than 10%

NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s Chief Executive Officer, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $2.12 million, $1.3 million and $0.4 million in expenses pursuant to the Aircraft Lease Agreement during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Consolidated Statements of Operations.
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

NOTE 15—SUPPLEMENTARY DATA (UNAUDITED)
The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2017 and 2016. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2017
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$204,757	$213,536	$218,359	$228,616
Gross profit	98,304	95,139	99,086	103,179
Income from operations	74,902	69,800	73,409	71,650
Net income and comprehensive income	71,788	60,608	64,432	60,678
Net income per share of common stock:
Basic	$0.88	$0.74	$0.79	$0.76
Diluted	$0.86	$0.72	$0.77	$0.74
	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$151,415	$161,871	$167,433	$185,676
Gross profit	73,504	79,041	82,493	89,757
Income from operations	59,835	56,436	60,138	65,646
Net income and comprehensive income	53,759	49,452	52,699	57,706
Net income per share of common stock:
Basic	$0.62	$0.58	$0.63	$0.70
Diluted	$0.61	$0.57	$0.62	$0.69

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Networks, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2017

10.6	Non-Residential Property Lease Agreement, dated as of May 28, 2009, between UAB “Devint” and Tomas Grébliúnas, Tomas Skučas, and Vygante Skučiené.	S-1	10.9	June 17, 2011

10.7	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.8	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.9†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.10	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.11	Office Lease, dated as of December 8, 2011 and executed on December 22, 2011, by and between Ubiquiti Networks, Inc. and Carr NP Properties, L.L.C.	10-Q/A	10.16	March 20, 2012

10.12	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.13	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.14	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.15	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.				X

23.2	Consent of independent registered public accounting firm				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS(*)	XBRL Instance Document				X

101.SCH(*)	XBRL Taxonomy Schema Linkbase Document	X

101.CAL(*)	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB(*)	XBRL Taxonomy Labels Linkbase Document	X

101.PRE(*)	XBRL Taxonomy Presentation Linkbase Document	X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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