Form 10-Q
period 2017-09-30
Ubiquiti Networks, Inc.
filed 2017-11-09
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of November 6, 2017, 77,842,097 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$631,810	$604,198
Accounts receivable, net of allowance for doubtful accounts of $395 and $440 at September 30, 2017 and June 30, 2017, respectively	128,589	140,561
Inventories	122,263	142,048
Vendor deposits	69,542	54,082
Prepaid income taxes	2,415	2,419
Prepaid expenses and other current assets	8,039	9,026
Total current assets	962,658	952,334
Property and equipment, net	13,946	12,916
Long-term deferred tax assets	5,133	5,133
Other long-term assets	2,006	2,328
Total assets	$983,743	$972,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,319	$49,008
Income taxes payable	7,008	1,707
Debt - short-term	14,743	14,743
Other current liabilities	58,857	33,030
Total current liabilities	106,927	98,488
Long-term taxes payable	29,783	28,023
Debt - long-term	283,135	241,821
Deferred revenues - long-term	2,687	2,615
Total liabilities	422,532	370,947
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
78,210,182 and 80,275,965 outstanding at September 30, 2017 and June 30, 2017, respectively	78	80
Additional paid–in capital	—	525
Retained earnings	561,133	601,159
Total stockholders’ equity	561,211	601,764
Total liabilities and stockholders’ equity	$983,743	$972,711
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Revenues	$245,868	$204,757
Cost of revenues	134,212	106,453
Gross profit	111,656	98,304
Operating expenses:
Research and development	16,928	14,539
Sales, general and administrative	7,665	8,863
Total operating expenses	24,593	23,402
Income from operations	87,063	74,902
Interest expense and other, net	(1,361)	(1,099)
Income before provision for income taxes	85,702	73,803
Provision for income taxes	10,777	2,015
Net income and comprehensive income	$74,925	$71,788
Net income per share of common stock:
Basic	$0.93	$0.88
Diluted	$0.92	$0.86
Weighted average shares used in computing net income per share of common stock:
Basic	80,135	81,812
Diluted	81,748	83,854
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$74,925	$71,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655	1,541
Provision for inventory obsolescence	324	80
(Recovery)/Provision for loss on vendor deposits	376	(676)
Stock-based compensation	912	927
Other, net	103	135
Changes in operating assets and liabilities:
Accounts receivable	12,017	(12,925)
Inventories	19,421	(22,442)
Vendor deposits	(15,836)	843
Prepaid income taxes	4	(15)
Prepaid expenses and other assets	1,288	807
Accounts payable	(22,408)	(9,026)
Income taxes payable	7,061	1,842
Deferred revenues	1,376	466
Accrued liabilities and other current liabilities	15,702	(576)
Net cash provided by operating activities	96,920	32,769
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(2,932)	(1,064)
Net cash (used in) investing activities	(2,932)	(1,064)
Cash Flows from Financing Activities:
Proceeds from revolver loan	45,000	—
Repayments of term loan	(3,750)	(2,500)
Repurchases of common stock	(107,997)	(6,483)
Proceeds from exercise of stock options	722	682
Tax withholdings related to net share settlements of restricted stock units	(351)	(791)
Net cash (used in) provided by financing activities	(66,376)	(9,092)
Net increase in cash and cash equivalents	27,612	22,613
Cash and cash equivalents at beginning of period	604,198	551,031
Cash and cash equivalents at end of period	$631,810	$573,644
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$8,765	$—
Unpaid property and equipment and other long-term assets	$178	$413
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2018 is referred to as “fiscal 2018” and the fiscal year ended June 30, 2017 is referred to as “fiscal 2017”.
Basis of Presentation— The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2017 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K, as filed with the SEC on August 25, 2017 (the “Annual Report”). The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2017, included in the Annual Report. Except as noted below, there have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which creates new ASC Topic 606 ("Topic 606") that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is still evaluating the impact of adopting Topic 606 on its consolidated financial statements and related financial statement disclosures, and it has not yet selected a transition method for its adoption of this standard in fiscal 2019.

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
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities. Additionally, as of September 30, 2017, we held $597.3 million of our $631.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States, and we would incur material tax liabilities if we were to repatriate those amounts.
As of September 30, 2017 and June 30, 2017 the Company had debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7), which are carried at historical cost. The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of September 30, 2017 and June 30, 2017, the fair value of the Company's debt carried at historical cost was $298.5 million and $257.3 million, respectively.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2017	2016
Numerator:
Net income and comprehensive income	$74,925	$71,788
Denominator:
Weighted-average shares used in computing basic net income per share	80,135	81,812
Add—dilutive potential common shares:
Stock options	1,538	1,920
Restricted stock units	75	122
Weighted-average shares used in computing diluted net income per share	81,748	83,854
Net income per share of common stock:
Basic	$0.93	$0.88
Diluted	$0.92	$0.86

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2017	2016
Restricted stock units	51	4
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Finished goods	$121,567	$141,247
Raw materials	10,580	10,361
Provision for inventory obsolescence	(9,884)	(9,560)
Total	$122,263	$142,048

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Testing equipment	$7,900	$7,587
Computer and other equipment	5,877	5,740
Tooling equipment	8,249	7,828
Furniture and fixtures	1,634	1,528
Leasehold improvements	7,878	6,424
Software	5,752	5,601
Property and Equipment, Gross	37,290	34,708
Less: Accumulated depreciation	(23,344)	(21,792)
Property and Equipment, Net	$13,946	$12,916

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Intangible assets, net (1)	$416	$437
Other long-term assets	1,590	1,891
Total	$2,006	$2,328

(1) - Accumulated amortization was $1.3 million and $1.2 million as of September 30, 2017 and June 30, 2017, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Accrued expenses	$11,283	$9,826
Accrued compensation and benefits	2,269	2,467
Warranty accrual	4,095	3,601
Deferred revenue - short term	6,559	5,254
Customer deposits	252	1,905
Reserve for sales returns	3,708	3,600
Other payables	30,691	6,377
Total	$58,857	$33,030
NOTE 6—ACCRUED WARRANTY
The Company offers warranties on certain products and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statements of operations and comprehensive income within cost of revenues. The warranties are typically in effect for twelve months from the distributor’s purchase date of the product. The Company’s estimate of future warranty costs is largely based on historical factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Beginning balance	$3,601	$2,236
Accruals for warranties issued during the period	1,912	1,390
Changes in liability for pre-existing warranties during the period	(100)	641
Settlements made during the period	(1,318)	(1,239)
Ending balance	$4,095	$3,028
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

On October 31, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the Second Amendment (the “Second Amendment”) to the Amended Credit Agreement as further described in Note 14.

Our Debt consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Term Loan - short term	$15,000	$15,000
Debt issuance costs, net	(257)	(257)
Total Debt - short term	14,743	14,743
Term Loan - long term	57,500	61,250
Revolver - long term	226,000	181,000
Debt issuance costs, net	(365)	(429)
Total Debt - long term	$283,135	$241,821

As of September 30, 2017, the interest rate on the term loan was 2.83%. The table below shows the respective interest rates as of September 30, 2017 in addition to interest rate reset dates and rates as available for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	September 30, 2017	Rate Reset Date	Reset Rate
$69 Million Revolver	2.80%	10/3/2017	2.77%
$18 Million Revolver	2.80%	10/18/2017	2.78%
$16 Million Revolver	2.82%	11/15/2017	*
$48 Million Revolver	2.82%	11/30/2017	*
$30 Million Revolver	2.82%	12/15/2017	*
$45 Million Revolver	2.82%	12/22/2017	*
* - Reset rate not available as of filing date.

The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 3, 2020, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 3.75% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty.

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

The Amended Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum leverage ratio of 2.50 to 1.00 and (ii) minimum liquidity of $250.0 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. All other material terms and provisions of the Amended Credit Agreement remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of the First Amendment, other than the revision or inclusion of certain customary market provisions. In addition, the Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies,change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Amended Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The obligations of the Company and certain domestic subsidiaries, if any, under the Amended Credit Agreement are required to be guaranteed by such domestic subsidiaries (the "Domestic Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Domestic Guarantors. The obligations of the Cayman Borrower and certain foreign subsidiaries under the Amended Credit Agreement are required to be guaranteed by certain domestic and material foreign subsidiaries (the "Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Guarantors.
During the three months ended September 30, 2017, the Company made a payment of $4.3 million against the balance under the Term Facility, of which $3.8 million was a repayment of principal and $0.5 million was payment of interest. During the three months ended September 30, 2017, the Company made a $1.3 million payment of interest under the Revolving Facility.

The following table summarizes our estimated debt and interest payment obligations as of September 30, 2017, for the remainder of fiscal 2018 and future fiscal years (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Debt payment obligations	$11,250	$15,000	$272,250	$—	$—	$—	$298,500
Interest and other payments on debt payment obligations (1)	6,395	8,101	5,288	—	—	—	19,784
Total	$17,645	$23,101	$277,538	$—	$—	$—	$318,284

(1) - Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2017. Furthermore, one to three-month payment intervals on the revolving debt have been assumed, consistent with the Company's elections to date.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases its headquarters in New York, New York and other locations under non-cancelable operating leases that expire at various dates through fiscal 2023.
At September 30, 2017, future minimum annual payments under operating leases for the remainder of fiscal 2018 and future fiscal years are as follows (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Operating leases	$4,497	$3,656	$2,822	$1,701	$1,047	$604	$14,327
Purchase Obligations
The Company subcontracts with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture our products. We periodically review the potential liability under the orders, and to date, no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for unrecorded liabilities incurred. We had inventory purchase obligations for finished goods of $24.9 million as of September 30, 2017.
Other Obligations
The Company had other obligations of $4.0 million as of September 30, 2017, which consisted primarily of commitments related to leasehold improvements and research and development projects.
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

Shareholder Class Action Lawsuits

Beginning on September 7, 2012, two class action lawsuits were filed in the United States District Court for the Northern District of California (the “Court”) against Ubiquiti Networks, Inc., certain of its officers and directors, and the underwriters of its initial public offering, alleging claims under U.S. securities laws (collectively, the “Shareholder Lawsuit”). On January 30, 2013, the plaintiffs filed an amended consolidated complaint. On March 26, 2014, the court issued an order granting a motion to dismiss the complaint with leave to amend. Following the plaintiffs’ decision not to file an amended complaint, on April 16, 2014, the court ordered the dismissal of the lawsuit with prejudice, and entered judgment in favor of the Company and the other defendants, and against the plaintiffs. On May 15, 2014, the plaintiffs filed a notice of appeal from the judgment of the court. The Ninth Circuit heard oral arguments on August 10, 2015. On October 24, 2016, the Ninth Circuit issued an unpublished memorandum opinion, reaffirming the district court’s dismissal of the alleged violations of Section10(b) and 20(a) of the Securities Exchange Act of 1934 and reversing the district court’s dismissal of the alleged violations of Section 11 and 15 of the Securities Act of 1933.

On August 4, 2017, the parties to the Shareholder Lawsuit filed with the Court a settlement that they reached to resolve the Shareholder Lawsuit against the defendants. Pursuant to the settlement stipulation and subject to certain conditions therein, the settlement class will receive $6.8 million, funded largely by the Company’s insurance carriers. The settlement is subject to the Court’s approval and its terms may change as a result of the settlement approval process. The final settlement approval hearing is scheduled for December 19, 2017. If the Court approves the settlement and enters a judgment substantially in the form requested by the parties, the settlement will become effective when certain conditions specified in the settlement stipulation are satisfied, including the expiration of any right to appeal the judgment.

Synopsys

On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act (“DMCA”). On March 28, 2017, Synopsys filed an amended complaint alleging (i) additional claims under the DMCA, (ii) claims under the Anti-Counterfeiting Act, and (iii) claims for label trafficking, fraud, civil RICO and negligent misrepresentation. On April 11, 2017, the Company moved to dismiss all but the initial DMCA claim in the amended complaint and its subsidiary moved to dismiss for lack of personal jurisdiction and joined the Company’s motion to dismiss certain claims. On August 15, 2017, the court issued an order granting the Company’s motion to dismiss the Anti- Counterfeiting Act claim and certain of the predicate acts alleged under the civil RICO claim. The court denied the motion to dismiss the remaining claims, and denied the subsidiary’s motion to dismiss for lack of jurisdiction. On September 5, 2017, Synopsys filed a Second Amended Complaint. On September 19, 2017, the defendants answered, and Ubiquiti Networks International Limited (“UNIL”) filed counterclaims for (1) declaratory judgment under 17 U.S.C. § 1201, (2) violation of 18 U.S.C. § 1030, the Computer Fraud and Abuse Act, (3) violation of California Penal Code § 502, the Computer Data Access Fraud Act, (4) trespass to personal property and chattels, (5) conversion, (6) civil RICO pursuant to 18 U.S.C. § 1962(c), (7) RICO conspiracy pursuant to 18 U.S.C. § 1962(d), and (8) common law fraud. Ubiquiti also moved for leave to amend its existing counterclaims against Synopsys, for breach of contract and declaratory judgment under 17 U.S.C. § 1201, to include the counterclaims filed by UNIL.  On October 3, 2017, Synopsys filed its opposition to the Company’s motion for leave to amend its counterclaims, as well as a motion to dismiss UNIL’s counterclaims and an anti-SLAPP motion to strike state law claims by both the Company and UNIL. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

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

Gericke Shareholder Action

On September 25, 2017, a purported class action, captioned Richard Gericke v. Ubiquiti Networks, Inc. et al., No. 17-cv-7279 (the "Gericke Action"), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors.  The Gericke Action complaint alleges that the defendants made misrepresentations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements and failing to disclose material adverse facts about the Company's business, operations, and prospects.  A court conference has been scheduled for January 10, 2018 to address any motions to consolidate the Gericke Action and the Klein Action (as discussed further in Note 14) and to appoint lead plaintiff and lead counsel.

The Company has retained counsel and plans to vigorously defend itself against these claims.  However, there can be no assurance that the Company will prevail in the lawsuit.  The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of September 30, 2017 and June 30, 2017, the authorized capital of the Company included 500,000,000 shares of common stock. As of September 30, 2017 and June 30, 2017, there were 78,210,182 and 80,275,965 shares of common stock outstanding, respectively.

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

During the first quarter of fiscal 2018, the Board of Directors of the Company approved a $50 million stock repurchase program on September 5, 2017 and an additional $100 million stock repurchase program on September 18, 2017. Both programs expire on September 30, 2018. Under these authorizations, in addition to the $1.3 million available under the March 3, 2017 stock repurchase plan, the Company repurchased and retired 2,148,832 shares of common stock at an average price per share of $54.34 for an aggregate amount of $116.8 million. This included unpaid stock repurchases of $8.8 million relating to repurchases executed on or prior to September 30, 2017 for trades settled in the second quarter of fiscal 2018. As of September 30, 2017, the Company had $34.5 million available under the stock repurchase program.

NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2017, the Company had 10,016,704 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Cost of revenues	$245	$144
Research and development	456	560
Sales, general and administrative	211	223
	$912	$927
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2017:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2017	1,621,601	$1.76	1.55	$81,413
Exercised	(70,299)	$10.27
Balance, September 30, 2017	1,551,302	$1.38	1.11	$84,764
Vested as of September 30, 2017	1,551,302	$1.38	1.11	$84,764
Vested and exercisable as of September 30, 2017	1,551,302	$1.38	1.11	$84,764

During the three months ended September 30, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.9 million and $20.7 million, respectively, as determined as of the date of option exercise.

As of September 30, 2017, the Company had no unrecognized compensation costs related to stock options.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three months ended September 30, 2017 and 2016.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2017	180,373	$40.51
RSUs granted	20,026	$52.77
RSUs vested	(23,460)	$36.44
RSUs canceled	(3,988)	$33.45
Non-vested RSUs, September 30, 2017	172,951	$42.64

The intrinsic value of RSUs vested in the three months ended September 30, 2017 and 2016 was $1.3 million and $2.9 million, respectively. The total intrinsic value of all outstanding RSUs was $9.7 million as of September 30, 2017.
As of September 30, 2017, there were unrecognized compensation costs related to RSUs of $5.3 million which the Company expects to recognize over a weighted average period of 3.2 years.
NOTE 11—INCOME TAXES
The Company recorded a tax provision of $10.8 million for the three months ended September 30, 2017 as compared to $2.0 million for the three months ended September 30, 2016. The increase is primarily related to $0.6 million of recognized excess tax benefits for share-based payments as a discrete item within the provisions for income taxes for the three month ended September 30, 2017 as compared to $6.8 million recorded as a discrete item in the three months ended September 30, 2016.
The Company’s estimated fiscal year 2018 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.
As of September 30, 2017, the Company had approximately $28.8 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net increase of its unrecognized tax benefits of $1.4 million for the three months ended September 30, 2017. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of September 30, 2017, the Company had $2.1 million accrued interest related to uncertain tax matters.
The Company files income tax returns in United States, various states and certain foreign jurisdictions. Tax years 2011 through 2017 are subject to examination by the U.S. federal tax authorities and by certain foreign tax authorities. Tax years 2012 and 2017 are subject to examinations by the state tax authorities.
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

•
Service Provider Technology includes our airMAX, EdgeMAX, UFiber and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and Customer Premise Equipment (“CPE”). Additionally, Service Provider Technology includes antennas and other products in the 0.9 to 6.0GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters.

•
Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi products, Unifi Video products, Unifi switching and routing solutions. Enterprise Technology also includes FrontRow and AmpliFi products and revenues that are attributable to PCS.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2017		2016
Service Provider Technology	$119,915	49%	$120,632	59%
Enterprise Technology	125,953	51%	84,125	41%
Total revenues	$245,868	100%	$204,757	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2017		2016
North America(1)	$96,170	39%	$74,165	36%
South America	31,053	13%	24,184	12%
Europe, the Middle East and Africa ("EMEA")	93,314	38%	81,375	40%
Asia Pacific	25,331	10%	25,033	12%
Total revenues	$245,868	100%	$204,757	100%

(1)	Revenue for the United States was $91.8 million and $70.6 million for the three months ended September 30, 2017 and 2016, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2017	2016	2017	2017
Customer A	*	*	11%	*
Customer B	*	*	11%	12%
Customer C	12%	10%	17%	18%
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.4 million and $0.7 million in expenses pursuant to the Aircraft Lease Agreement during the three months ended September 30, 2017 and 2016, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
NOTE 14 - SUBSEQUENT EVENTS
Second Amendment to Credit Agreement

On October 31, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the Second Amendment (the “Second Amendment”) to the Amended Credit Agreement. The Second Amendment increased the maximum aggregate amount of the Revolving Facility from $300.0 million to $425.0 million, but maintained the $100.0 million Term Facility under the Amended Credit Agreement and the option to request increases in the amounts of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). All other material terms and provisions of the Amended Credit Agreement remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of the Second Amendment, other than the revision or inclusion of certain customary market provisions.

Repurchase Program

During the second quarter of fiscal 2018, the Company repurchased and retired 602,192 shares of its common stock at an average price per share of $57.28 for an aggregate amount of $34.5 million. As of October 6, 2017, there is no remaining balance available for share repurchases under the share repurchase programs approved by the Board of Directors in the first quarter of fiscal 2018. On November 8, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program (the "New Program"). Under the New Program, the Company was authorized to repurchase up to $50 million of its common stock. The New Program expires on December 31, 2018.

Klein Shareholder Action

On October 2, 2017, a purported class action, captioned Gabby Klein v. Ubiquiti Networks, Inc. et al., No. 17-cv-7524 (the "Klein Action"), was filed in the Southern District of New York that contains substantially similar claims and causes of action as the Gericke Action.  A court conference has been scheduled for January 10, 2018 to address any motions to consolidate the Gericke Action (as discussed further in Note 8) and the Klein Action and to appoint lead plaintiff and lead counsel.

The Company has retained counsel and plans to vigorously defend itself against these claims.  However, there can be no assurance that the Company will prevail in the lawsuit.  The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

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

In fiscal 2017, we announced Ubiquiti Labs, a division focusing on research and development of consumer electronics and introduced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. AmpliFi is distributed through a network of retailers including Sam’s Club, Best Buy and Game Stop, as well as on-line retailers Amazon.com and Bestbuy.com among others. This division is focused on delivery of direct to consumer based solutions in an array of high technology products. FrontRow, a new platform for consumers, was launched in August 2017.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is an important element of our business strategy as it enables us to drive:

•
Rapid customer and community driven product development. We have an active, loyal community built by our customers, service providers, IT professionals, distributors and others that we believe is a sustainable competitive advantage. Our solutions benefit from the active engagement between the Ubiquiti Community and our development engineers throughout the product development cycle, which eliminates long and expensive multistep internal processes and results in rapid introduction and adoption of our products. This approach significantly reduces our development costs and time to market.

•
Scalable sales and marketing model. We do not currently have, nor do we plan to hire, a direct sales force, but instead utilize the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-

propagated, viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through a traditional direct sales force model. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third-party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness for our brand and products. Word-of-mouth referrals from the Ubiquiti Community generate high quality leads for our distributors at relatively little cost.

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

•
Service Provider Technology includes our airMAX, EdgeMAX, UFiber, and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE. Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters.

•
Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi, UniFi Video Products, UniFi switching and routing solutions. Enterprise Technology also includes FrontRow, AmpliFi products and revenues that are attributable to PCS.

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 99% of revenues during the three months ended September 30, 2017.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and chipsets that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs associated with engineering, including salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty fees, logistics fees and excess and obsolete inventory reserves.
We operate a warehouse located in Utah and outsource other logistics warehousing and order fulfillment functions located primarily in China, and to a lesser extent, Poland. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
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

•
Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in customer support, marketing and general and administrative activities, as well as the costs of legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations.

Deferred Revenues
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that all of these criteria have been met, we defer recognition of revenue. We defer the cost of products associated with these deferred revenues until we recognize revenue based on revenue recognition guidance under U.S. GAAP.
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of September 30, 2017 and June 30, 2017, we had deferred revenues of $8.5 million and $7.9 million, respectively, related to these obligations.
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

Results of Operations
Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017		2016
	(In thousands, except percentages)
Revenues	$245,868	100%	$204,757	100%
Cost of revenues (1)	134,212	55%	106,453	52%
Gross profit	111,656	45%	98,304	48%
Operating expenses:
Research and development (1)	16,928	7%	14,539	7%
Sales, general and administrative (1)	7,665	3%	8,863	4%
Total operating expenses	24,593	10%	23,402	11%
Income from operations	87,063	35%	74,902	37%
Interest expense and other, net	(1,361)	(1)%	(1,099)	(1)%
Income before provision for income taxes	85,702	35%	73,803	36%
Provision for income taxes (2)	10,777	4%	2,015	1%
Net income and comprehensive income	$74,925	30%	$71,788	35%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$245		$144
Research and development	456		560
Sales, general and administrative	211		223
Total stock-based compensation	$912		$927
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(575)		$(6,820)
Revenues
Total revenues increased $41.1 million, or 20%, from $204.8 million in the three months ended September 30, 2016 to $245.9 million in the three months ended September 30, 2017. During the three months ended September 30, 2017, there were no material price changes in the Company's products sold. During these periods there were changes in product mix, including a higher mix of Enterprise Technology products sold as compared to the three months ended September 30, 2016.
Revenues by Product Type

	Three Months Ended September 30,
	2017		2016
	(in thousands, except percentages)
Service Provider Technology	$119,915	49%	$120,632	59%
Enterprise Technology	125,953	51%	84,125	41%
Total revenues	$245,868	100%	$204,757	100%

Service Provider Technology revenue decreased $0.7 million, or 1%, from $120.6 million in the three months ended September 30, 2016 to $119.9 million in the three months ended September 30, 2017.

The slight decrease in Service Provider Technology revenue during the three months ended September 30, 2017 as compared to the same period in the prior year was primarily due to decreased revenue in Europe, the Middle East and Africa ("EMEA") and Asia Pacific, partially offset by an increase in revenue in South America and North America.

Enterprise Technology revenue increased $41.9 million, or 50%, from $84.1 million in the three months ended September 30, 2016 to $126.0 million in the three months ended September 30, 2017.  The increase in Enterprise Technology revenue during the three months ended September 30, 2017 as compared to the same period in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017		2016
North America(1)	$96,170	39%	$74,165	36%
South America	31,053	13%	24,184	12%
Europe, the Middle East and Africa ("EMEA")	93,314	38%	81,375	40%
Asia Pacific	25,331	10%	25,033	12%
Total revenues	$245,868	100%	$204,757	100%

(1)	Revenue for the United States was $91.8 million and $70.6 million for the three months ended September 30, 2017 and 2016, respectively.
North America
Revenues in North America increased $22.0 million, or 30%, from $74.2 million in the three months ended September 30, 2016 to $96.2 million in the three months ended September 30, 2017. The increase in North American revenues during the three months ended September 30, 2017 as compared to the same period in the prior year was primarily due to increased revenue for both our Enterprise Technology products and Service Provider Technology products.

South America
Revenues in South America increased $6.9 million, or 29%, from $24.2 million in the three months ended September 30, 2016 to $31.1 million in the three months ended September 30, 2017. The increase in South American revenues during the three months ended September 30, 2017 as compared to the same period in the prior year was primarily due to increased revenue for both our Service Provider Technology products and Enterprise Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $11.9 million, or 15%, from $81.4 million in the three months ended September 30, 2016 to $93.3 million in the three months ended September 30, 2017. The increase in EMEA revenues during the three months ended September 30, 2017 as compared to the same period in the prior year was primarily due to increased revenues from Enterprise Technology products, partially offset by a decline in revenues from Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $0.3 million, or 1%, from $25.0 million in the three months ended September 30, 2016 to $25.3 million in the three months ended September 30, 2017. The slight increase in Asia Pacific revenues during the three months ended September 30, 2017 as compared to the same period in the prior year was primarily due to increased revenues from Enterprise Technology products offset, in part, by a decline in revenues from Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $27.7 million, or 26%, from $106.5 million in the three months ended September 30, 2016 to $134.2 million in the three months ended September 30, 2017. The increase was primarily due to our overall increase in revenues and to a lesser extent, an increase in shipping cost, overhead and direct labor costs.
Gross profit margin decreased to 45% in the three months ended September 30, 2017 compared to 48% in the three months ended September 30, 2016. The decrease was primarily due to change in mix of products sold and to a lesser extent, an increase in shipping cost, overhead and direct labor costs.

Operating Expenses

Research and Development
Research and development (“R&D”) expenses increased $2.4 million, or 16%, from $14.5 million in the three months ended September 30, 2016 to $16.9 million in the three months ended September 30, 2017. As a percentage of revenues, research and development expenses remained flat at 7% for the three months ended September 30, 2017 and 2016.
The increase in research and development expenses in absolute dollars during the three months ended September 30, 2017 was primarily due to increases in headcount and development activities. The increase in headcount and development cost reflects the increased efforts to broaden our research and development activities to introduce new products and new versions of existing products.

Sales, General and Administrative
Sales, general and administrative expenses decreased $1.2 million, or 14%, from $8.9 million in the three months ended September 30, 2016 to $7.7 million in the three months ended September 30, 2017. As a percentage of revenues, sales, general and administrative expenses decreased from 4% in the three months ended September 30, 2016 to 3% in the three months ended September 30, 2017.
Decrease in sales, general and administrative expenses in absolute dollars during both the three months ended September 30, 2017 as compared to the same period in the prior year are primarily due lower advisory services costs, partially offset by costs associated to increase in headcount. As a percentage of revenues, sales, general and administrative expenses decreased primarily due to our overall increase in revenues.
Provision for Income Taxes
Our provision for income taxes increased $8.8 million or 440%, from $2.0 million for the three months ended September 30, 2016 to $10.8 million for the three months ended September 30, 2017. Our effective tax rate increased to 12.6% for the three months ended September 30, 2017 as compared to 2.7% for the three months ended September 30, 2016, primarily due to lower discrete tax benefit of $0.6 million in the three months ended September 30, 2017 as compared to $6.8 million in the three months ended September 30, 2016 associated with the timing of excess tax benefits being realized from share based payment arrangements.
Liquidity and Capital Resources

Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $604.2 million at June 30, 2017 to $631.8 million at September 30, 2017.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$96,920	$32,769
Net cash (used in) investing activities	(2,932)	(1,064)
Net cash (used in) provided by financing activities	(66,376)	(9,092)
Net increase in cash and cash equivalents	$27,612	$22,613
Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2017 of $96.9 million consisted primarily of net income of $74.9 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $18.6 million. These changes consisted primarily of a $19.4 million decrease in inventory partially offset with $15.8 million increase in vendor deposit due to strategically reducing the purchase of inventory to optimize current warehouse stock levels, $12.0 million decrease in accounts receivable due to increased cash receipts in the period, a $6.7 million decrease in accounts payable and accrued liabilities, a $7.1 million increase in taxes payable due to the timing of federal tax payments, a $1.4 million increase in deferred revenue due to additional deferred revenue transaction including PCS revenue deferrals during the first quarter of fiscal year 2018, and a $1.3 million decrease in prepaid expense and other assets. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, and increases to our provision for loss on vendor deposits. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $3.4 million.

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

Cash Flows from Investing Activities
We used $2.9 million of cash in investing activities during the three months ended September 30, 2017. Our investing activities consist of capital expenditures and purchase of intangible assets. Capital expenditures for the three months ended September 30, 2017 and 2016 were $2.9 million and $1.0 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $19 thousand and $49 thousand during the three months ended September 30, 2017 and 2016, respectively, consisting primarily of legal costs associated with trademark applications and acquisitions of domain names.
Cash Flows from Financing Activities
We used $66.4 million of cash in financing activities during the three months ended September 30, 2017. During the three months ended September 30, 2017, we paid $108.0 million for repurchases of our common stock. We also made principal repayments of $3.8 million on our outstanding Term Facility. These cash outflows were partially offset by financing cash inflows of $45.0 million related to draws under our Revolving Facility. Additionally, cash inflows from financing activities included $0.7 million of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $0.4 million.

We used $9.1 million of cash in financing activities during the three months ended September 30, 2016. During the three months ended September 30, 2016 we paid $6.5 million for repurchases of our common stock. We also made repayments of $2.5 million on our outstanding Term Facility. Additionally, cash inflows from financing activities included $0.7 million of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $0.8 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of September 30, 2017, we held $597.3 million of our $631.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States and we could incur material tax liabilities if we decide to repatriate those amounts.

On October 31, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the Second Amendment (the “Second Amendment”) to the Amended Credit Agreement. See Note 14 for further discussion.

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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2017.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities at September 30, 2017.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2017 for the remainder of fiscal 2018 and future fiscal years (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Operating leases	$4,497	$3,656	$2,822	$1,701	$1,047	$604	$14,327
Debt payment obligations	11,250	15,000	272,250	—	—	—	298,500
Interest and other payments on debt payment obligations	6,395	8,101	5,288	—	—	—	19,784
Purchase obligations	24,944	—	—	—	—	—	24,944
Other obligations	4,023	—	—	—	—	—	4,023
Total	$51,109	$26,757	$280,360	$1,701	$1,047	$604	$361,578
Operating Leases
The Company lease its headquarters in New York, NY and other locations worldwide under non cancelable operating leases that expire at various dates through 2023.
Debt and Interest Payment Obligations
On April 14, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the First Amendment (the “First Amendment”) to the Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”). The First Amendment increased the maximum aggregate amount of the Revolving Facility from $200.0 million to $300.0 million, but maintained the $100.0 million Term Facility under the Credit Agreement and the option to request increases in the amounts of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). The Amended Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum leverage ratio of 2.50 to 1.00 and (ii) minimum liquidity of $250.0 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. All other material terms and provisions of the Amended Credit Agreement remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of the First Amendment, other than the revision or inclusion of certain customary market provisions. Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payments dates. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all years presented. Also included are estimated bank fees to be paid for unused portions of our revolving credit facility.

On October 31, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the Second Amendment (the “Second Amendment”) to the Amended Credit Agreement. Please see Note 14 for further information.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and no significant liabilities for cancellations have been recorded for the three months ended September 30, 2017. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations for finished goods of $24.9 million as of September 30, 2017.
Other Obligations
We had other obligations of $4.0 million as of September 30, 2017, which consisted primarily of commitments related to leasehold improvements and research and development projects.
Unrecognized Tax Benefits
As of September 30, 2017, we had $28.8 million and an additional $2.1 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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

Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of September 30, 2017, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $6.0 million over the next twelve months.
We had cash and cash equivalents of $631.8 million and $604.2 million as of September 30, 2017 and June 30, 2017, respectively. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $0.9 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We may decide to increase or maintain higher levels of inventory, which may result in inventory write-downs
The Company must order components for its products and build inventory in advance of product announcements and shipments. With the use of third party logistics and warehousing providers, we may decide to increase or maintain higher levels of inventory of finished products or components, which may expose us to a greater risk of carrying excess or obsolete inventory. Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which the Company compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments.
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

Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during fiscal year ended 2017 and the three months ended September 30, 2017.

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

We have been investing and expect to continue to invest in growth areas as well as maintaining leadership in our enterprise and service provider technologies, and if the return on these investments is lower or develops more slowly than we expect, our operating results may be harmed.

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

Our success in the consumer product market depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our consumer products are subject to changing consumer preferences that cannot be predicted with certainty and lead times for our products may make it more difficult for us to respond rapidly to new or changing product or consumer preferences. If we are unable to introduce appealing new consumer products or novel technologies in a timely manner, or our new consumer products or technologies are not accepted or adopted by consumers, our competitors may increase their market share, which could hurt our competitive position in the consumer product market. It is also possible that competitors could introduce new products and services that negatively impact consumer preference in the type of consumer products that we supply, which could result in decreased sales of our product and a loss in market share. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our consumer products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.

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

With some of our consumer products, we depend on retailers to provide adequate and attractive space for our products in their stores. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our consumer products. If our retailers do not adequately display our products, choose to reduce the space for our products in their stores or locate them in less than premium positioning, or choose not to carry some or all of our consumer products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our consumer products, our sales could decrease, and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties, or change the focus of their businesses in a way that deemphasized the sale of our products.

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

We rely on third party service providers, such as G-Suite, Google Cloud and Amazon Web Services, to provide distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. Any transition of the cloud services currently provided by these service providers to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. If our existing cloud service providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Additionally, our existing cloud service providers have broad discretion to change and interpret its terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business.

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
As of September 30, 2017, our balance outstanding under our existing Term Facility and Revolving Facility was $72.5 million and $226 million, respectively. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Robert J. Pera, our founder, Chairman, and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, Mr. Pera has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. In the event of his death, the shares of our stock that Mr. Pera owns will be transferred to his successors. As a board member and officer, Mr. Pera owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pera is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. As of November 9, 2017, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of additional shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in our Annual Report on Form 10-K for year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company has completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.

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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (OECD) to address base erosion and profit shifting ("BEPS"), and potential comprehensive U.S. tax reform that, among other things, might change certain U.S. tax rules impacting the way U.S. multinationals are taxed, will increase tax uncertainty and may adversely impact our provision for income taxes.

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

Additionally, the current White House Administration along with the U.S. Congress recently announced proposed changes to U.S. tax laws. These proposals are in the preliminary stage and there is no detail as to how such changes might be implemented. Changes in tax laws could affect the distribution of our earnings, result in additional taxation and adversely affect our results.

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

During the first quarter of fiscal 2018, the Board of Directors of the Company approved a $50 million stock repurchase program on September 5, 2017 and an additional $100 million stock repurchase program on September 18, 2017. Both programs expire on September 30, 2018. Under these authorization, in addition to the $1.3 million available under the March 3, 2017 stock repurchase plan, the Company repurchased and retired 2,148,832 shares of common stock at an average price per share of $54.34 for an aggregate amount of $116.8 million. This included unpaid stock repurchases of $8.8 million relating to repurchases executed on or prior to September 30,2017 for trades settled in the second quarter of fiscal 2018. As of September 30, 2017, the Company had $34.5 million available under the stock repurchase program. As further described in Note 14 "Subsequent Events- Repurchase Program" to the consolidated financial statements, as of October 6, 2017, there is no remaining balance available for share repurchases under these programs.

Common stock repurchase activity under the share repurchase program during the three months ended September 30, 2017 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
July 1, 2017 - July 31, 2017	—	$—	—	$1,254
August 1, 2017 - August 31, 2017	—	$—	—	$1,254
September 1, 2017 - September 30, 2017	2,148,832	$54.34	2,148,832	$34,492
Total	2,148,832	$54.34	2,148,832	$34,492
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

UBIQUITI NETWORKS, INC.

Dated:	November 9, 2017	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 9, 2017	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.