Form 10-Q
period 2017-12-31
Ubiquiti Networks, Inc.
filed 2018-02-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 6, 2018, 77,686,785 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$823,776	$604,198
Accounts receivable, net of allowance for doubtful accounts of $461 and $440 at December 31, 2017 and June 30, 2017, respectively	159,153	140,561
Inventories	98,893	142,048
Vendor deposits	54,523	54,082
Prepaid income taxes	—	2,419
Prepaid expenses and other current assets	11,295	9,026
Total current assets	1,147,640	952,334
Property and equipment, net	15,657	12,916
Long-term deferred tax assets	2,880	5,133
Other long-term assets	2,151	2,328
Total assets	$1,168,328	$972,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,947	$49,008
Income taxes payable	12,588	1,707
Debt - short-term	14,743	14,743
Other current liabilities	65,600	33,030
Total current liabilities	104,878	98,488
Long-term taxes payable	130,308	28,023
Debt - long-term	452,950	241,821
Other long-term liabilities	4,162	2,615
Total liabilities	692,298	370,947
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
77,645,785 and 80,275,965 outstanding at December 31, 2017 and June 30, 2017, respectively	78	80
Additional paid–in capital	771	525
Retained earnings	475,181	601,159
Total stockholders’ equity	476,030	601,764
Total liabilities and stockholders’ equity	$1,168,328	$972,711
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues	$250,811	$213,536	$496,679	$418,293
Cost of revenues	153,911	118,397	288,123	224,850
Gross profit	96,900	95,139	208,556	193,443
Operating expenses:
Research and development	20,468	16,338	37,396	30,877
Sales, general and administrative	10,352	9,001	18,017	17,864
Total operating expenses	30,820	25,339	55,413	48,741
Income from operations	66,080	69,800	153,143	144,702
Interest expense and other, net	(2,492)	(1,170)	(3,853)	(2,269)
Income before provision for income taxes	63,588	68,630	149,290	142,433
Provision for income taxes	115,047	8,022	125,824	10,037
Net (loss) income and comprehensive (loss) income	$(51,459)	$60,608	$23,466	$132,396
Net (loss) income per share of common stock:
Basic	$(0.66)	$0.74	$0.30	$1.61
Diluted	$(0.66)	$0.72	$0.29	$1.58
Weighted average shares used in computing net (loss) income per share of common stock:
Basic	77,654	82,169	78,895	81,990
Diluted	77,654	83,888	80,494	83,875
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$23,466	$132,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,415	3,363
Provision for inventory obsolescence	3,151	1,484
Provision/(Recovery) for loss on vendor deposits & purchase commitments	16,187	(1,053)
Stock-based compensation	1,691	1,492
Deferred Taxes	2,253	—
Other, net	411	1,034
Changes in operating assets and liabilities:
Accounts receivable	(18,613)	(33,333)
Inventories	39,533	(48,189)
Vendor deposits	(11,153)	(5,759)
Prepaid income taxes	2,419	(5,079)
Prepaid expenses and other assets	(2,147)	(4,820)
Accounts payable	(36,888)	25,989
Income taxes payable	113,166	2,175
Deferred revenues	1,207	1,787
Accrued liabilities and other current liabilities	27,568	4,184
Net cash provided by operating activities	165,666	75,671
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(6,195)	(2,836)
Net cash (used in) investing activities	(6,195)	(2,836)
Cash Flows from Financing Activities:
Proceeds from revolver loan	218,500	—
Repayments of term loan	(7,500)	(5,000)
Repurchases of common stock	(151,255)	(6,483)
Proceeds from exercise of stock options	849	1,287
Tax withholdings related to net share settlements of restricted stock units	(487)	(945)
Net cash (used in) provided by financing activities	60,107	(11,141)
Net increase in cash and cash equivalents	219,578	61,694
Cash and cash equivalents at beginning of period	604,198	551,031
Cash and cash equivalents at end of period	$823,776	$612,725
Non-Cash Investing Activities:
Unpaid property and equipment and other long-term assets	$288	$379
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K, as filed with the SEC on August 25, 2017 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for any future periods.
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

Recent Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which creates new ASC Topic 606 ("Topic 606") that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is still completing its evaluation of the impact of adopting Topic 606 on its consolidated financial statements and related financial statement disclosures, including the transition method for its adoption of this standard in fiscal 2019. However, based upon our preliminary analysis performed to date, we currently do not expect the adoption of Topic 606 will have a material impact on the Company's consolidated financial statements and related financial statement disclosures.

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
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities. Additionally, as of December 31, 2017, we held $676.0 million of our $823.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States.
As of December 31, 2017 and June 30, 2017 the Company had debt associated with its Amended Credit Agreement with Wells Fargo Bank (See Note 7), which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of December 31, 2017 and June 30, 2017, the fair value of the Company's debt carried at historical cost was $468.3 million and $257.3 million, respectively.
NOTE 4—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net (loss) income and comprehensive (loss) income	$(51,459)	$60,608	$23,466	$132,396
Denominator:
Weighted-average shares used in computing basic (loss) earnings per share	77,654	82,169	78,895	81,990
Add—dilutive potential common shares:
Stock options	—	1,611	1,522	1,766
Restricted stock units	—	108	77	119
Weighted-average shares used in computing diluted net (loss) income per share	77,654	83,888	80,494	83,875
Net (loss) income per share of common stock:
Basic	$(0.66)	$0.74	$0.30	$1.61
Diluted	$(0.66)	$0.72	$0.29	$1.58

The Company excludes potentially dilutive securities from its diluted net (loss) income per share calculation when their effect would be anti-dilutive to net (loss) income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Restricted stock units	2	—	1	—

Due to the net loss for the three months ended December 31, 2017, 1.5 million dilutive potential shares related to stock options and 0.1 million dilutive potential shares related to restricted stock units were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period.
NOTE 5—BALANCE SHEET COMPONENTS

Inventories
Inventories consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Finished goods	$91,786	$133,832
Raw materials	7,107	8,216
Total	$98,893	$142,048

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Testing equipment	$7,996	$7,587
Computer and other equipment	6,304	5,740
Tooling equipment	9,378	7,828
Furniture and fixtures	1,710	1,528
Leasehold improvements	9,395	6,424
Software	5,879	5,601
Property and Equipment, Gross	40,662	34,708
Less: Accumulated depreciation	(25,005)	(21,792)
Property and Equipment, Net	$15,657	$12,916

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Intangible assets, net (1)	$383	$437
Other long-term assets	1,768	1,891
Total	$2,151	$2,328

(1) - Accumulated amortization was $1.3 million and $1.2 million as of December 31, 2017 and June 30, 2017, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Accrued expenses	$14,995	$9,826
Accrued compensation and benefits	2,675	2,467
Warranty accrual	3,984	3,601
Deferred revenue - short term	6,415	5,254
Customer deposits	410	1,905
Reserve for sales returns	3,520	3,600
Other payables	33,601	6,377
Total	$65,600	$33,030

Other Long Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Deferred Revenue - long term	$2,634	$2,588
Other long-term liabilities	1,528	27
Total	$4,162	$2,615

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2017	2016
Beginning balance	$3,601	$2,236
Accruals for warranties issued during the period	3,373	3,331
Changes in liability for pre-existing warranties during the period	(343)	1,144
Settlements made during the period	(2,647)	(2,835)
Ending balance	$3,984	$3,876
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

On April 14, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment increased the maximum aggregate amount of the senior secured credit revolving facility from $200.0 million to $300.0 million, but maintained the $100.0 million senior secured term facility under the Credit Agreement and the option to request increases in the amounts of such Facilities by up to an additional $125.0 million in the aggregate (any such increase to be in each lender’s sole discretion).

On October 31, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended by the First Amendment and Second Amendment, the "Amended Credit Agreement"). The Second Amendment increased the maximum aggregate amount of the senior secured credit revolving facility (the "Revolving Facility") from $300.0 million to $425.0 million, but maintained the $100.0 million senior secured term facility ("Term Facility", together with the Revolving Facility, the "Facilities") under the Credit Agreement and the option to request increases in the amounts of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). All other material terms and provisions of the Credit Agreement remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of the Second Amendment, other than the revision or inclusion of certain customary market provisions.

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

On January 17, 2018, the Company, the Cayman Borrower and certain of its subsidiaries entered into an amended and restated credit agreement as further described in Note 14.

Our Debt consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Term Loan - short term	$15,000	$15,000
Debt issuance costs, net	(257)	(257)
Total Debt - short term	14,743	14,743
Term Loan - long term	53,750	61,250
Revolver - long term	399,500	181,000
Debt issuance costs, net	(300)	(429)
Total Debt - long term	$452,950	$241,821

As of December 31, 2017, the interest rate on the term loan was 2.94%. The table below shows the respective interest rates as of December 31, 2017 in addition to interest rate reset dates and rates as available for each revolver draw.

	Interest Rate as of
Debt Payment Obligations	December 31, 2017	Rate Reset Date	Reset Rate
$18 Million Revolver	2.99%	*	*
$45 Million Revolver	3.03%	*	*
$46 Million Revolver	2.98%	*	*
$48 Million Revolver	3.07%	*	*
$69 Million Revolver	2.87%	*	*
$73.5 Million Revolver	2.87%	*	*
$100 Million Revolver	2.88%	*	*
* As of January 17, 2018, the Company has paid the principal and interest related to this revolver pursuant to the Amended and Restated Credit Agreement (see Note 14).

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
During the three months ended December 31, 2017, the Company made a payment of $4.3 million against the balance under the Term Facility, of which $3.8 million was a repayment of principal and $0.5 million was payment of interest. During the six months ended December 31, 2017, the Company made aggregate payments of $8.6 million against the balance under the Term Facility, of which $7.5 million was a repayment of principal and $1.1 million was payment of interest.
During the three months ended December 31, 2017, the Company made a $2.5 million payment of interest under the Revolving Facility. During the six months ended December 31, 2017, the Company made a $3.8 million payment of interest under the Revolving Facility.
The following table summarizes our estimated debt and interest payment obligations as of December 31, 2017, for the remainder of fiscal 2018 and future fiscal years (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Debt payment obligations (2)	$7,500	$15,000	$445,750	$—	$—	$—	$468,250
Interest and other payments on debt payment obligations (1)(2)	6,823	13,319	8,844	—	—	—	28,986
Total	$14,323	$28,319	$454,594	$—	$—	$—	$497,236

(1) - Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2017. Furthermore, one to three-month payment intervals on the revolving debt have been assumed, consistent with the Company's elections to date.

(2) As of January 17, 2018, the Company has paid the principal and interest related to this revolver pursuant to the Amended and Restated Credit Agreement (see Note 14).
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
At December 31, 2017, future minimum annual payments under operating leases for the remainder of fiscal 2018 and future fiscal years are as follows (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Operating leases	$2,473	$3,383	$2,963	$1,811	$1,047	$604	$12,281
Purchase Obligations
The Company subcontracts with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture our products. We periodically review the potential liability under the orders, and to date, no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for unrecorded liabilities incurred. We had inventory purchase obligations of $19.6 million for finished goods and $5.5 million for raw materials as of December 31, 2017.
Other Obligations
The Company had other obligations of $0.9 million as of December 31, 2017, which consisted primarily of commitments related to research and development projects.
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

On August 4, 2017, the parties to the Shareholder Lawsuit filed with the Court a settlement that they reached to resolve the Shareholder Lawsuit against the defendants. Pursuant to the settlement stipulation and subject to certain conditions therein, the settlement class will receive $6.8 million, funded largely by the Company’s insurance carriers. The settlement was approved by the district court and final judgment was entered on December 20, 2017.

Gericke and Klein Shareholder Action

On September 25, 2017, a purported class action, captioned Richard Gericke v. Ubiquiti Networks, Inc. et al., No. 17-cv-7279 (the "Gericke Action"), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors.  The Gericke Action complaint alleged that the defendants made misrepresentations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements and failing to disclose material adverse facts about the Company's business, operations, and prospects.  On October 2, 2017, a substantially similar purported class action, captioned Gabby Klein

v. Ubiquiti Networks, Inc. et al., No. 17-cv-7524 (the “Klein Action”), was filed in the Southern District of New York, as previously disclosed in Note 14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

The Gerick and Klein Actions were voluntarily dismissed without prejudice on November 20, 2017 and November 29, 2017, respectively.

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
NOTE 9—COMMON STOCK AND TREASURY STOCK
As of December 31, 2017 and June 30, 2017, the authorized capital of the Company included 500,000,000 shares of common stock. As of December 31, 2017 and June 30, 2017, there were 77,645,785 and 80,275,965 shares of common stock outstanding, respectively.

Common Stock Repurchases

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

On November 8, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program (the "November Program"). Under the November Program, the Company may repurchase up to $50 million of its common stock. The November Program expires on December 31, 2018. As of February 8, 2018, the Company had $50 million available under the November Program.

On February 6, 2018, the Board of Directors of the Company approved a new $150 million stock repurchase program (the “New Program”). Under the New Program, the Company may repurchase up to $150 million of its common stock. The New Program expires on December 31, 2018. See Note 14 for further detail.
NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2017, the Company had 10,010,412 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the three and six months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Cost of revenues	$40	$30	$285	$174
Research and development	370	381	826	941
Sales, general and administrative	370	155	581	378
	$780	$566	$1,692	$1,493

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2017:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2017	1,621,601	$1.76	1.55	$81,413
Exercised	(97,667)	$8.70
Balance, December 31, 2017	1,523,934	$1.32	0.82	$106,218
Vested as of December 31, 2017	1,523,934	$1.32	0.82	$106,218
Vested and exercisable as of December 31, 2017	1,523,934	$1.32	0.82	$106,218

During the three months ended December 31, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.7 million and $3.5 million, respectively, as determined as of the date of option exercise. During the six months ended December 31, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company's stock incentive plans was $5.5 million and $24.2 million, respectively, as determined as of the date of the option exercise.

As of December 31, 2017, the Company had no unrecognized compensation costs related to stock options.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and six months ended December 31, 2017 and 2016.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2017	180,373	$40.51
RSUs granted	44,074	$62.43
RSUs vested	(32,904)	$35.41
RSUs canceled	(18,477)	$40.52
Non-vested RSUs, December 31, 2017	173,066	$47.06
The intrinsic value of RSUs vested in the three months ended December 31, 2017 and 2016 was $0.6 million and $0.9 million, respectively. The intrinsic value of RSUs vested in the six months ended December 31, 2017 and 2016 was $1.9 million and $3.7 million, respectively. The total intrinsic value of all outstanding RSUs was $12.3 million as of December 31, 2017.
As of December 31, 2017, there were unrecognized compensation costs related to RSUs of $5.7 million which the Company expects to recognize over a weighted average period of 3.4 years.
NOTE 11—INCOME TAXES

On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). The primary impact of the 2017 Tax Act in fiscal year 2018 is a reduction of the Company’s federal statutory tax rate from 35% to 28% and taxation of the accumulated unremitted earnings of the Company’s foreign subsidiaries (“Repatriation Tax”). Accumulated unremitted earnings are taxed at a rate of 15.5% to the extent of the aggregate foreign cash position of the Company’s foreign subsidiaries and a rate of 8% to the extent that accumulated unremitted earnings exceeds the aggregate foreign cash position. The 2017 Tax Act allows the Company to elect to pay the Repatriation Tax in eight annual interest free installments beginning in September 2018, although for accounting purposes the Company recorded our provisional estimate of the entire Repatriation tax in the second quarter of fiscal year 2018. The 2017 Tax Act has other provisions that will significantly impact the Company beginning in fiscal year 2019, including a further reduction of the federal statutory tax rate to 21% and provisions such as Global Intangible Low Tax Income and Base Erosion Anti-Abuse Tax that may impact taxation of the Company’s international earnings. The Company is still considering the impact of these provisions on its effective tax rate in fiscal year 2019 and future years.

Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance that companies should apply each reporting period related to the income tax effects of the 2017 Tax Act. SAB 118 provides that companies (i) should record the effects of the changes from the 2017 Tax Act for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the 2017 Tax Act for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the 2017 Tax Cut, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017.  In addition, SAB 118 establishes a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

The Company recorded a tax provision of $115.0 million and $125.8 million for the three and six months ended December 31, 2017 as compared to $8.0 million and $10.0 million for the three and six months ended December 31, 2016. The tax provision for the three and six months ended December 31, 2017 reflects provisional charges under SAB 118 of $110.5 million for Repatriation Tax and $2.3 million for the remeasurement of deferred tax assets and liabilities to reflect the U.S. Federal statutory rate reductions in the Tax Act. The Company’s estimated fiscal year 2018 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and due to the impact of the 2017 Tax Act.

The U.S. Department of Treasury has issued guidance regarding the Repatriation Tax and we expect that they will issue additional guidance. Based on the information currently available, we can make a reasonable estimate of the Repatriation Tax and therefore recorded a provisional Repatriation Tax of $110.5 million, however, we are continuing to gather additional information and analyze the available authorities to more precisely compute the amount of the Repatriation Tax.

As of December 31, 2017, the Company had approximately $27.6 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net decrease of its unrecognized tax benefits of $1.2 million for the three months ended December 31, 2017. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of December 31, 2017, the Company had $2.1 million accrued interest related to uncertain tax matters. The Company believes that it is reasonably possible that a decrease of up to $4 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapse.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
Service Provider Technology	$119,852	48%	$115,580	54%	$239,767	48%	$236,212	56%
Enterprise Technology	130,959	52%	97,956	46%	256,912	52%	182,081	44%
Total revenues	$250,811	100%	$213,536	100%	$496,679	100%	$418,293	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
North America(1)	$94,957	38%	$94,609	44%	$191,127	38%	$168,774	40%
South America	20,746	8%	19,285	9%	51,799	10%	43,469	10%
Europe, the Middle East and Africa ("EMEA")	102,026	41%	77,381	36%	195,340	39%	158,756	38%
Asia Pacific	33,082	13%	22,261	11%	58,413	13%	47,294	12%
Total revenues	$250,811	100%	$213,536	100%	$496,679	100%	$418,293	100%

(1)
Revenue for the United States was $89.8 million and $90.2 million for the three months ended December 31, 2017 and 2016, respectively. Revenue for the United States was $181.7 million and $160.8 million for the six months ended December 31, 2017 and 2016, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2017	2016	2017	2016	2017	2017
Customer A	*	*	*	*	12%	*
Customer B	13%	*	11%	*	15%	12%
Customer C	*	12%	*	11%	10%	18%
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.4 million and $0.7 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2017, respectively.  The Company recognized a total of approximately $0.5 million and $1.2 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2016, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
NOTE 14 - SUBSEQUENT EVENTS

Second Amended and Restated Credit Agreement

On January 17, 2018, the Company, the Cayman Borrower and certain of its subsidiaries entered into an amended and restated credit agreement (the "Second Amended & Restated Credit Agreement") with Wells Fargo, the other financial institutions names as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $400 million senior secured revolving credit facility and a $500 million senior secured term loan facility (collectively, the "Amended Facilities"), with an option to request increase in the amounts of such credit facilities by up to an additional $300 million in the aggregate (any such increase to be in each lender's sole discretion). The revolving credit facility includes a sub-limit of $10 million for letters of credit and a sub-limit of $25 million for swingline loans. The revolving credit facility requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) minimum liquidity of $250 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50 million of availability under the revolving credit facility. The Amended Facilities replace the Company's Amended Credit Agreement. The Amended Facilities are available for working capital and general corporate purposes that comply with the terms of the Credit Agreement, including to finance the repurchase of the Company's common stock or to make dividends to the holders of the Company's common stock. Under the Second Amended & Restated Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until January 17, 2023, at which time all amounts borrowed must be repaid. The term loan facility was drawn in full at closing, with a portion thereof used to refinance the Existing Facility, and matures on January 17, 2023.

Repurchase Program

On February 6, 2018, the Board approved a new $150 million stock repurchase program (the “New Program”). Under the New Program, the Company may repurchase up to $150 million of its common stock. The New Program expires on December 31, 2018. As part of the New Program, shares may be purchased from time to time, depending upon market conditions, in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in the Company’s discretion and the New Program may be suspended, terminated or modified at any time for any reason. The New Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with Rule 10b-18 of the Exchange Act, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases.

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

In fiscal 2017, we announced Ubiquiti Labs, a division focusing on research and development of consumer electronics and introduced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. AmpliFi is distributed through a network of retailers including Sam’s Club, Best Buy and Game Stop, as well as on-line retailers Amazon.com and Bestbuy.com among others. This division is focused on delivery of direct to consumer based solutions in an array of high technology products. In August 2017, we introduced FrontRow, a new consumer product platform, which is distributed through on-line retail including FrontRow.com, Amazon.com, BestBuy.com and through traditional retail channels such as BestBuy and Sam's Club. For a discussion of the risks associated with the introduction of new products, see “Part II-Item 1A. Risk Factors-Risks Related to our Business and Industry- To remain competitive and stimulate customer demand, we must effectively manage product introductions, product transitions and marketing; and We may need to build inventory for new products or decide to increase or maintain higher levels of inventory, which may result in inventory write-downs"

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of consumers, service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is an important element of our business strategy as it enables us to drive:

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
Our revenues are derived principally from the sale of networking hardware and management tools. Generally, while we do not sell maintenance and support separately, because we have historically included it free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied post-contract customer support (“PCS”).
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

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 99% of revenues during the three and six months ended December 31, 2017.
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
Gross Profit
Our gross profit has been, and may, in the future, be influenced by several factors, including changes in product mix, target end markets for our products, pricing due to competitive pressure, obsolete inventory reserves requirements, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs to us, which could have a material impact on our future average selling prices and unit costs.
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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of December 31, 2017 and June 30, 2017, we had deferred revenues of $9.0 million and $7.9 million, respectively, related to these obligations.
Provisions for Income Taxes

In connection with our income tax provisions for fiscal year 2018, we have considered the guidance in SAB 118, which allows for the recording of provisional estimates related to the 2017 Tax Act, under ASC 740 when the determination of such amounts are not complete in the period of enactment. To the extent the Company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, we recorded a provisional tax estimate in the financial statements. The primary impact of the 2017 Tax Act in fiscal year 2018 is a reduction of the Company’s federal statutory tax rate from 35% to 28% and taxation of the accumulated unremitted earnings of the Company’s foreign subsidiaries (“Repatriation Tax”). For the three and six months ended December 31, 2017, our tax provisions estimates were impacted by $110.7 million of net charges and $112.8 million of net charges, respectively related to the 2017 Tax Act. For a discussion of the risks associated with changes in applicable tax regulations, see “Part II-Item 1A. Risk Factors-Risks Related to our Business and Industry- Changes in applicable tax regulations could negatively affect our financial results.”
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

Results of Operations
Comparison of Three and Six Months Ended December 31, 2017 and 2016

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	(In thousands, except percentages)
Revenues	$250,811	100%	$213,536	100%	$496,679	100%	$418,293	100%
Cost of revenues (1)	153,911	61%	118,397	55%	288,123	58%	224,850	54%
Gross profit	96,900	39%	95,139	45%	208,556	42%	193,443	46%
Operating expenses:
Research and development (1)	20,468	8%	16,338	8%	37,396	8%	30,877	7%
Sales, general and administrative (1)	10,352	4%	9,001	4%	18,017	4%	17,864	4%
Total operating expenses	30,820	12%	25,339	12%	55,413	11%	48,741	12%
Income from operations	66,080	26%	69,800	33%	153,143	31%	144,702	35%
Interest expense and other, net	(2,492)	(1)%	(1,170)	(1)%	(3,853)	(1)%	(2,269)	(1)%
Income before provision for income taxes	63,588	25%	68,630	32%	149,290	30%	142,433	34%
Provision for income taxes (2)	115,047	46%	8,022	4%	125,824	25%	10,037	2%
Net (loss) income and comprehensive (loss) income	$(51,459)	(21)%	$60,608	28%	$23,466	5%	$132,396	32%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$40		$30		$285		$174
Research and development	370		381		826		941
Sales, general and administrative	370		155		581		378
Total stock-based compensation	$780		$566		$1,692		$1,493
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(194)		$(860)		$(769)		$(7,680)
Revenues
Total revenues increased $37.3 million, or 17%, from $213.5 million in the three months ended December 31, 2016 to $250.8 million in the three months ended December 31, 2017. Total revenues increased $78.4 million, or 19%, from $418.3 million in the six months ended December 31, 2016 to $496.7 million in the six months ended December 31, 2017.
During the three and six months ended December 31, 2017, there were no material price changes in the Company's products sold. During these periods there were changes in product mix, including a higher mix of Enterprise Technology products sold as compared to the three and six months ended December 31, 2016.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	(in thousands, except percentages)
Service Provider Technology	$119,852	48%	$115,580	54%	$239,767	48%	$236,212	56%
Enterprise Technology	130,959	52%	97,956	46%	256,912	52%	182,081	44%
Total revenues	$250,811	100%	$213,536	100%	$496,679	100%	$418,293	100%

Service Provider Technology revenue increased $4.3 million, or 4%, from $115.6 million in the three months ended December 31, 2016 to $119.9 million in the three months ended December 31, 2017. Service Provider Technology revenue increased

$3.6 million, or 2%, from $236.2 million in the six months ended December 31, 2016 to $239.8 million in the six months ended December 31, 2017.

The increase in Service Provider Technology revenue during the three and six months ended December 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenue in Europe, the Middle East and Africa ("EMEA"), Asia Pacific and South America, partially offset by a decrease in revenue in North America.

Enterprise Technology revenue increased $33.0 million, or 34%, from $98.0 million in the three months ended December 31, 2016 to $131.0 million in the three months ended December 31, 2017.  Enterprise Technology revenue increased $74.8 million, or 41%, from $182.1 million in the six months ended December 31, 2016 to $256.9 million in the six months ended December 31, 2017.

The increase in Enterprise Technology revenue during the three and six months ended December 31, 2017 as compared to the same periods in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
North America(1)	$94,957	38%	$94,609	44%	$191,127	38%	$168,774	40%
South America	20,746	8%	19,285	9%	51,799	10%	43,469	10%
Europe, the Middle East and Africa ("EMEA")	102,026	41%	77,381	36%	195,340	39%	158,756	38%
Asia Pacific	33,082	13%	22,261	11%	58,413	13%	47,294	12%
Total revenues	$250,811	100%	$213,536	100%	$496,679	100%	$418,293	100%

(1)
Revenue for the United States was $89.8 million and $90.2 million for the three months ended December 31, 2017 and 2016, respectively. Revenue for the United States was $181.7 million and $160.8 million for the six months ended December 31, 2017 and 2016, respectively.

North America
Revenues in North America increased $0.4 million, or 0.4%, from $94.6 million in the three months ended December 31, 2016 to $95.0 million in the three months ended December 31, 2017. Revenues increased $22.3 million, or 13%, from $168.8 million in the six months ended December 31, 2016 to $191.1 million in the six months ended December 31, 2017. The increase in North American revenues during the three and six months ended December 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenue from Enterprise Technology products offset, in part, by a decline in revenues from Service Provider Technology products.

South America
Revenues in South America increased $1.4 million, or 7%, from $19.3 million in the three months ended December 31, 2016 to $20.7 million in the three months ended December 31, 2017. Revenues increased $8.3 million, or 19%, from $43.5 million in the six months ended December 31, 2016 to $51.8 million in the six months ended December 31, 2017. The increase in South American revenues during the three and six months ended December 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenue for both our Service Provider Technology products and Enterprise Technology products.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $24.6 million, or 32%, from $77.4 million in the three months ended December 31, 2016 to $102.0 million in the three months ended December 31, 2017. Revenues increased $36.5 million, or 23%, from $158.8 million in the six months ended December 31, 2016 to $195.3 million in the six months ended December 31, 2017. The increase in EMEA revenues during the three and six months ended December 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenue for both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $10.8 million, or 48%, from $22.3 million in the three months ended December 31, 2016 to $33.1 million in the three months ended December 31, 2017.  Revenues increased $11.1 million, or 23% from $47.3 million in the six months ended December 31, 2016 to $58.4 million in the six months ended December 31, 2017. The slight increase in Asia Pacific revenues during the three and six months ended December 31, 2017 as compared to the same periods in the prior year was primarily due to increased revenue for both our Enterprise Technology products and Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $35.5 million, or 30%, from $118.4 million in the three months ended December 31, 2016 to $153.9 million in the three months ended December 31, 2017. Cost of revenues increased $63.2 million, or 28%, from $224.9 million in the six months ended December 31, 2016 to $288.1 million in the six months ended December 31, 2017. The increase during both the three and six months ended December 31, 2017 was primarily due to our overall increase in revenues and $18.6 million of charges related to provisions for obsolete inventory, vendor deposits and loss on purchase commitments, that were primarily associated with the Company's FrontRow consumer-oriented product launched in August 2017. Due to the lower than expected sales performance of FrontRow through the December 2017 holiday season, the Company determined it was no longer able to fully recover this inventory and other related commitments.
Gross profit margin decreased to 39% in the three months ended December 31, 2017 compared to 45% in the three months ended December 31, 2016. Gross profit margin decreased to 42% in the six months ended December 31, 2017 compared to 46% in the six months ended December 31, 2016. The decrease was primarily due to charges related to provisions for obsolete inventory, vendor deposits and loss on purchase commitments.
Operating Expenses

Research and Development
Research and development (“R&D”) expenses increased $4.2 million, or 26%, from $16.3 million in the three months ended December 31, 2016 to $20.5 million in the three months ended December 31, 2017. As a percentage of revenues, R&D expenses remained flat at 8% for the three months ended December 31, 2017 and 2016. R&D expenses increased $6.5 million, or 21%, from $30.9 million in the six months ended December 31, 2016 to $37.4 million in the six months ended December 31, 2017. As a percentage of revenues, R&D expenses increased from 7% in the six months ended December 31, 2016 to 8% in the six months ended December 31, 2017.
The increase in research and development expenses in absolute dollars during the three and six months ended December 31, 2017 was primarily due to headcount related costs and development activities. The increase in headcount and development cost reflects the increased efforts to broaden our research and development activities to introduce new products and new versions of existing products.

Sales, General and Administrative
Sales, general and administrative expenses increased $1.4 million, or 16%, from $9.0 million in the three months ended December 31, 2016 to $10.4 million in the three months ended December 31, 2017. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% for the three months ended December 31, 2017 and 2016. Sales, general and administrative expenses increased $0.1 million, or 1% , from $17.9 million in the six months ended December 31, 2016 to $18.0 million in the six months ended December 31, 2017. As a percentage of revenues, sales general and administrative expenses remained flat at 4% for the six months ended December 31, 2017 and 2016.
The increase in sales, general and administrative expenses in absolute dollars for the three months ended December 31, 2017 as compared to the same period in the prior year was primarily due to professional fees.

The increase in sales, general and administrative expenses in absolute dollars for the six months ended December 31, 2017 as compared to the same period in the prior year was primarily due to professional fees, offset in part, by lower advisory services costs.
Provision for Income Taxes
Our provision for income taxes increased $107.0 million or 1,338%, from $8.0 million for the three months ended December 31, 2016 to $115.0 million for the three months ended December 31, 2017. Our effective tax rate increased to 181% for the three months ended December 31, 2017 as compared to 12% for the three months ended December 31, 2016.
Our provision for income taxes increased $115.8 million, or 1,158%, from $10.0 million for the six months ended December 31, 2016 to $125.8 million for the six months ended December 31, 2017. Our effective tax rate increased to 84% for the six months ended December 31, 2017, as compared to 7% for the six months ended December 31, 2016.
The higher tax rate in the three months ended December 31, 2017 was primarily due to $110.7 million of net charges associated with the recent enactment of tax legislation. This included a provisional estimate of the mandatory repatriation tax expense of $110.5 million and $2.3 million of tax expense related to the remeasurement of deferred taxes at the lower tax rate, partially offset by a $2.1 million benefit recorded in the three month ended December 31, 2017, related to the 7% lower tax rate for fiscal year 2018 being applied to first quarter earnings during the period.
The higher tax rate in the six months ended December 31, 2017, was primarily due to $112.8 million of net charges associated with the recent enactment of tax legislation. This included a provisional estimate of the mandatory repatriation tax expense of$110.5 million and $2.3 million of tax expense related to the remeasurement of deferred taxes at the lower tax rate during the period.
Liquidity and Capital Resources

Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $604.2 million at June 30, 2017 to $823.8 million at December 31, 2017.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$165,666	$75,671
Net cash (used in) investing activities	(6,195)	(2,836)
Net cash (used in) provided by financing activities	60,107	(11,141)
Net increase in cash and cash equivalents	$219,578	$61,694
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2017 of $165.7 million consisted primarily of net income of $23.5 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $115.1 million. These changes consisted primarily of a $39.5 million decrease in inventory partially offset with $11.2 million increase in vendor deposit due to strategically reducing the purchase of finished goods inventory to optimize current warehouse stock levels, $18.6 million increase in accounts receivable due to overall higher revenues for the period, a $9.3 million decrease in accounts payable and accrued liabilities, a $113.2 million increase in taxes payable primarily due to charges associated with the recent enactment of tax legislation, a $1.2 million increase in deferred revenue due to additional PCS revenue deferrals during the period, and a $2.1 million increase in prepaid expense and other assets. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, and increases to our provision for loss on vendor deposits and purchase commitments. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $27.1 million.

Net cash provided by operating activities in the six months ended December 31, 2016 of $75.7 million consisted primarily of net income of $132.4 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $63.0 million. These changes consisted primarily of a $30.2 million increase in accounts payable and accrued liabilities due to the timing of payments, a $33.3 million increase in accounts receivable due to overall higher revenues for the periods, a $5.8 million increase in vendor deposits and a $48.2 million increase in inventory due to increase in warehouse stock levels in order to better support customers and reduce lead times, a $4.8 million increase in prepaid expense and other assets primarily due to the increase of non-trade accounts receivable, a $5.1 million increase in prepaid income taxes and a $2.2 million increase in taxes payable due to the timing of federal tax payments. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation (net of excess tax benefit), depreciation and amortization, decreases to our provisions for inventory obsolescence, and decreases to our provisions for vendor deposits. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $6.3 million.
Cash Flows from Investing Activities
We used $6.2 million of cash in investing activities during the six months ended December 31, 2017. Our investing activities consist of capital expenditures and purchase of intangible assets. Capital expenditures for the six months ended December 31, 2017 and 2016 were $6.2 million and $2.8 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $19 thousand and $69 thousand during the six months ended December 31, 2017 and 2016, respectively, consisting primarily of legal costs associated with trademark applications and acquisitions of domain names.
Cash Flows from Financing Activities
Net cash provided by financing activities in the six months ended December 31, 2017 of $60.1 million consisted primarily of cash inflows of $218.5 million related to draws under our Revolving Facility and $0.8 million of cash proceeds received from the exercise of stock options. These cash inflows were partially offset by $151.3 million of payments for repurchases of our common stock, $7.5 million of principal repayments on our outstanding Term Facility and $0.5 million of tax withholdings related to the net share settlement of restricted stock units.

We used $11.1 million of cash in financing activities during the six months ended December 31, 2016. During the six months ended December 31, 2016 we paid $6.5 million for repurchases of our common stock. We also made repayments of $5.0 million on our outstanding Term Facility. Additionally, cash inflows from financing activities included $1.3 million of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $0.9 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of December 31, 2017, we held $676.0 million of our $823.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. As a result of the 2017 Tax Act passed in December 2017, we expect to have significantly greater flexibility to repatriate foreign earnings as a result of the most recent federal tax reform without significant tax consequences going forward.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees . We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2017.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities at December 31, 2017.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2017 for the remainder of fiscal 2018 and future fiscal years (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Operating leases	$2,473	$3,383	$2,963	$1,811	$1,047	$604	$12,281
Debt payment obligations	7,500	15,000	445,750	—	—	—	468,250
Interest and other payments on debt payment obligations	6,823	13,319	8,844	—	—	—	28,986
Purchase obligations	25,047	—	—	—	—	—	25,047
Repatriation Tax	9,189	9,189	9,189	9,189	9,189	68,916	114,861
Other obligations	915	—	—	—	—	—	915
Total	$51,947	$40,891	$466,746	$11,000	$10,236	$69,520	$650,340
Operating Leases
The Company leases its headquarters in New York, NY and other locations worldwide under non cancelable operating leases that expire at various dates through 2023.
Debt and Interest Payment Obligations
On April 14, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the First Amendment. The First Amendment increased the maximum aggregate amount of the Revolving Facility from $200.0 million to $300.0 million, but maintained the $100.0 million Term Facility under the Credit Agreement and the option to request increases in the amounts of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion).
On October 31, 2017, the Company, the Cayman Borrower and certain of its subsidiaries entered in the Second Amendment. The Second Amendment increased the maximum aggregate amount of the Revolving Facility from $300.0 million to $425.0 million, but maintained the $100.0 million Term Facility under the Credit Agreement and the option to request increases in the amount of such Facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender's sole discretion.) All other material terms and provisions of the Amended Credit Agreement remain substantially identical to the terms and provisions in place immediately prior to the effectiveness of the Second Amendment, other than the revision or inclusion of certain customary market provisions.

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

On January 17, 2018, the Company, the Cayman Borrower and certain of its subsidiaries entered into the Second Amended & Restated Credit Agreement. Please see Note 14 for further information.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and no significant liabilities for cancellations have been recorded for the six months ended December 31, 2017. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $19.6 million for finished goods and $5.5 million for raw materials as of December 31, 2017.
Repatriation Tax
The Company also had obligations of $114.9 million as of December 31, 2017, related to Repatriation Tax as further described in Note 11. These obligations are included within Income tax payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
We had other obligations of $0.9 million as of December 31, 2017, which consisted primarily of commitments related to tooling research and development projects.
Unrecognized Tax Benefits
As of December 31, 2017, we had $27.6 million and an additional $2.1 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our revolving and term loans bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate for a specified period, plus a margin of between 1.50% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of the LIBOR rate plus a margin of between 1.50% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of December 31, 2017, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.4 million over the next twelve months.
We had cash and cash equivalents of $823.8 million and $604.2 million as of December 31, 2017 and June 30, 2017, respectively. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $1.0 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We may need to build inventory for new product announcements and shipments or decide to increase or maintain higher levels of inventory, which may result in inventory write-downs
The Company must order components for its products and build inventory, both of finished products and components, in advance of new product announcements and shipments. With the use of third party logistics and warehousing providers, we may also decide to increase or maintain higher levels of inventory of finished products or components. Decisions to build inventory for new products or to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions and may expose us to a greater risk of carrying excess or obsolete inventory. Because the markets in which the Company compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments.
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

Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during fiscal year ended 2017 and the six months ended December 31, 2017.

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

We believe that we must continually develop and introduce new products, enhance our existing products, effectively stimulate customer demand for new and upgraded products, and successfully manage the transition to these new and upgraded products to maintain or increase our revenue. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Therefore, we could not determine in advance the ultimate effect of new product introductions and transitions. Additionally, if the assumptions on which we based our forecasts and management of product demand, purchase commitments or inventory levels turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments.

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
As of December 31, 2017, our balance outstanding under our existing Term Facility and Revolving Facility was $68.8 million and $399.5 million, respectively. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Robert J. Pera, our founder, Chairman, and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, Mr. Pera has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. In the event of his death, the shares of our stock that Mr. Pera owns will be transferred to his successors. As a board member and officer, Mr. Pera owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pera is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. As of February 8, 2018, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of additional shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (OECD) to address base erosion and profit shifting ("BEPS"), and comprehensive U.S. tax reform that, among other things, might change certain U.S. tax rules impacting the way U.S. multinationals are taxed, will increase tax uncertainty and may adversely impact our provision for income taxes.

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
• changes in stock-based compensation; and
• changes in tax regulations and/or generally accepted accounting principles;

From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies which may impact our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
Changes in applicable tax regulations could negatively affect our financial results.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, imposing a new minimum tax if deductible payments to foreign affiliates exceed a certain threshold, and creating new taxes on certain foreign-sourced earnings. The changes included in the Tax Act are broad and complex. The Tax Act is also unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation.  The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory blended rate of 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%

A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the Tax Act, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. We are continuing to evaluate the overall impact of the Tax Act on our operations and U.S. federal income tax position. There can be no assurance that changes in the Tax Act will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.
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

During the second quarter of fiscal 2018, the Company repurchased and retired 602,192 shares of its common stock at an average price per share of $57.28 for an aggregate amount of $34.5 million. As of October 6, 2017, there is no remaining balance available for share repurchases under the share repurchase programs that was approved by the Board of directors in the first quarter of fiscal 2018. On November 8, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program (the "November Program"). Under the November Program, the Company may repurchase up to $50 million of its common stock. The November Program expires on December 31, 2018. As of February 8, 2018, the Company had $50 million available under the November Program.

On February 6, 2018, the Board of Directors of the Company approved a new $150 million stock repurchase program (the “New Program”). Under the New Program, the Company may repurchase up to $150 million of its common stock. The New Program expires on December 31, 2018. See Note 14 for further detail.

Common stock repurchase activity under the share repurchase program during the three months ended December 31, 2017 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
October 1, 2017 - October 31, 2017	602,192	$57.28	602,192	$—
November 1, 2017 - November 30, 2017	—	$—	—	$50,000
December 1, 2017 - December 31, 2017	—	$—	—	$50,000
Total	602,192	$57.28	602,192	$50,000
Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.

Item 6.
Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	November 1, 2017

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

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

UBIQUITI NETWORKS, INC.

Dated:	February 8, 2018	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 8, 2018	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	November 1, 2017

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Schema Linkbase Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Labels Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.