Form 10-Q
period 2018-03-31
Ubiquiti Networks, Inc.
filed 2018-05-10
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of May 7, 2018, 74,069,331 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$690,806	$604,198
Accounts receivable, net of allowance for doubtful accounts of $464 and $440 at March 31, 2018 and June 30, 2017, respectively	158,439	140,561
Inventories	92,772	142,048
Vendor deposits	48,140	54,082
Prepaid income taxes	12,751	2,419
Prepaid expenses and other current assets	16,585	9,026
Total current assets	1,019,493	952,334
Property and equipment, net	14,791	12,916
Long-term deferred tax assets	2,833	5,133
Other long-term assets	3,703	2,328
Total assets	$1,040,820	$972,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,743	$49,008
Income taxes payable	128	1,707
Debt - short-term	24,425	14,743
Other current liabilities	56,180	33,030
Total current liabilities	152,476	98,488
Long-term taxes payable	131,895	28,023
Debt - long-term	466,453	241,821
Other long-term liabilities	4,087	2,615
Total liabilities	754,911	370,947
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
74,607,820 and 80,275,965 outstanding at March 31, 2018 and June 30, 2017, respectively	75	80
Additional paid–in capital	—	525
Retained earnings	285,834	601,159
Total stockholders’ equity	285,909	601,764
Total liabilities and stockholders’ equity	$1,040,820	$972,711
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues	$250,404	$218,359	$747,083	$636,652
Cost of revenues	135,928	119,273	424,052	344,123
Gross profit	114,476	99,086	323,031	292,529
Operating expenses:
Research and development	17,420	16,603	54,816	47,480
Sales, general and administrative	12,186	9,074	30,203	26,938
Total operating expenses	29,606	25,677	85,019	74,418
Income from operations	84,870	73,409	238,012	218,111
Interest expense and other, net	(4,681)	(1,038)	(8,534)	(3,307)
Income before income taxes	80,189	72,371	229,478	214,804
Income tax expense (benefit)	(22,550)	7,939	103,274	17,976
Net income and comprehensive income	$102,739	$64,432	$126,204	$196,828
Net income per share of common stock:
Basic	$1.34	$0.79	$1.61	$2.40
Diluted	$1.32	$0.77	$1.58	$2.35
Weighted average shares used in computing net income per share of common stock:
Basic	76,782	81,652	78,200	81,879
Diluted	77,953	83,317	79,661	83,694
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$126,204	$196,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,069	5,138
Amortization of debt issuance costs	473	192
Write off unamortized debt issuance costs	489	—
Provision for inventory obsolescence	2,447	1,716
Provision/(Recovery) for loss on vendor deposits & purchase commitments	15,050	(1,145)
Stock-based compensation	2,423	2,093
Deferred Taxes	2,300	156
Other, net	148	855
Changes in operating assets and liabilities:
Accounts receivable	(17,902)	(43,081)
Inventories	46,462	(76,782)
Vendor deposits	(4,076)	(18,379)
Prepaid income taxes	(10,332)	(10,603)
Prepaid expenses and other assets	(6,850)	(3,829)
Accounts payable	23,012	1,975
Income taxes payable	102,293	3,424
Deferred revenues	1,531	3,050
Accrued liabilities and other current liabilities	(3,632)	4,287
Net cash provided by operating activities	285,109	65,895
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(7,318)	(5,704)
Net cash (used in) investing activities	(7,318)	(5,704)
Cash Flows from Financing Activities:
Proceeds from borrowing under the Second Amended & Restated Facility - Term	500,000	—
Proceeds from borrowing under the Amended Credit Facility- Revolver	218,500	30,000
Repayment against Amended Credit Facility- Revolver	(399,500)	—
Repayment against Amended Credit Facility- Term	(76,250)	(7,500)
Repayment against Second Amended & Restated Facility- Term	(6,250)	—
Debt Issuance Costs	(5,186)	—
Repurchases of common stock	(381,883)	(99,788)
Proceeds from exercise of stock options	1,118	1,396
Tax withholdings related to net share settlements of equity awards	(40,622)	—
Tax withholdings related to net share settlements of restricted stock units	(1,110)	(1,386)
Net cash (used in) financing activities	(191,183)	(77,278)
Net increase (decrease) in cash and cash equivalents	86,608	(17,087)
Cash and cash equivalents at beginning of period	604,198	551,031
Cash and cash equivalents at end of period	$690,806	$533,944
Non-Cash Investing Activities:
Unpaid stock repurchases	$21,984	$2,964
Unpaid property and equipment and other long-term assets	$180	$85
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2017, included in its Annual Report on Form 10-K, as filed with the SEC on August 25, 2017 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future periods.
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

Recent Accounting Standards or Updates Not Yet Effective

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC paragraph pursuant to SEC Staff Accounting Bulletin No. 118. The amendments to this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No.118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("2017 Tax Act") ("SAB 118"). The SEC issued SAB 118 to address concerns about reporting entities' ability to timely comply with the accounting requirements to recognize all the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effect from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has provided a reasonable estimate in note 11 to the consolidated financial statement.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, with amendments in 2015 and 2016, which creates new ASC Topic 606 ("Topic 606") that will replace most existing revenue recognition guidance in GAAP when it becomes effective. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for the Company’s first quarter of fiscal year 2019. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company is still completing its evaluation of the impact of adopting Topic 606 on its consolidated financial statements and related financial statement disclosures, including the transition method for its adoption of this standard in fiscal 2019. However, based upon our preliminary analysis performed to date, we currently do not expect the adoption of Topic 606 will have a material impact on the Company's consolidated financial statements.

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
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities. Additionally, as of March 31, 2018, we held $128.6 million of our $690.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States.
As of March 31, 2018, the Company had debt associated with its Second Amended & Restated Credit Agreement (See Note 7) and as of June 30, 2017, the Company had debt associated with its Amended Credit Agreement, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of March 31, 2018 and June 30, 2017, the fair value of the Company's debt carried at historical cost was $493.8 million and $257.3 million, respectively.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net income and comprehensive income	$102,739	$64,432	$126,204	$196,828
Denominator:
Weighted-average shares used in computing basic earnings per share	76,782	81,652	78,200	81,879
Add—dilutive potential common shares:
Stock options	1,099	1,579	1,384	1,704
Restricted stock units	72	86	77	111
Weighted-average shares used in computing diluted net income per share	77,953	83,317	79,661	83,694
Net income per share of common stock:
Basic	$1.34	$0.79	$1.61	$2.40
Diluted	$1.32	$0.77	$1.58	$2.35

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Restricted stock units	1	29	11	10

NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Finished goods	$86,420	$133,832
Raw materials	6,352	8,216
Total	$92,772	$142,048

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Testing equipment	$8,070	$7,587
Computer and other equipment	6,378	5,740
Tooling equipment	9,868	7,828
Furniture and fixtures	1,855	1,528
Leasehold improvements	9,403	6,424
Software	5,983	5,601
Property and Equipment, Gross	41,557	34,708
Less: Accumulated depreciation	(26,766)	(21,792)
Property and Equipment, Net	$14,791	$12,916

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Intangible assets, net (1)	$482	$437
Other long-term assets	3,221	1,891
Total	$3,703	$2,328

(1) - Accumulated amortization was $1.3 million and $1.2 million as of March 31, 2018 and June 30, 2017, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Accrued expenses	$12,768	$9,826
Accrued compensation and benefits	2,574	2,467
Warranty accrual	3,820	3,601
Deferred revenue - short term	6,744	5,254
Customer deposits	363	1,905
Reserve for sales returns	3,358	3,600
Unpaid Stock Repurchases	21,984	—
Other payables	$4,569	$6,377
Total	$56,180	$33,030

Other Long Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Deferred Revenue - long term	$2,666	$2,588
Other long-term liabilities	1,421	27
Total	$4,087	$2,615
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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2018	2017
Beginning balance	$3,601	$2,236
Accruals for warranties issued during the period	4,962	5,009
Changes in liability for pre-existing warranties during the period	(566)	1,546
Settlements made during the period	(4,177)	(4,579)
Ending balance	$3,820	$4,212
NOTE 7—DEBT

On March 3, 2015, Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited (the “Cayman Borrower”) amended and restated its 2014 Credit Agreement (as defined below) with Wells Fargo Bank, National Association ("Wells Fargo"), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders (the "First Amended & Restated Credit Agreement"). The First Amended & Restated Credit Agreement replaced the Company's $150.0 million senior secured revolving credit facility under its prior credit agreement, dated May 5, 2014 (the "2014 Credit Agreement").

On April 14, 2017, Ubiquiti Networks, Inc., the Cayman Borrower and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the First Amended & Restated Credit Agreement. The First Amendment increased the maximum aggregate amount of the senior secured credit revolving facility from $200.0 million to $300.0 million, but maintained the $100.0 million senior secured term facility under the First Amended & Restated Credit Agreement and the option to request increases in the amounts of such facilities by up to an additional $125.0 million in the aggregate (any such increase to be in each lender’s sole discretion).

On October 31, 2017, Ubiquiti Networks, Inc., the Cayman Borrower and certain of its subsidiaries entered in the Second Amendment (the “Second Amendment”) to the First Amended & Restated Credit Agreement (as amended by the First Amendment and Second Amendment, the "Amended Credit Agreement"). The Second Amendment increased the maximum aggregate amount of the senior secured credit revolving facility from $300.0 million to $425.0 million, but maintained the $100.0 million senior secured term facility under the First Amended & Restated Credit Agreement and the option to request increases in the amounts of such facilities by up to an additional $50.0 million in the aggregate (any such increase to be in each lender’s sole discretion). All other material terms and provisions of the Credit Agreement were substantially identical to the terms and provisions in place immediately prior to the effectiveness of the Second Amendment, other than the revision or inclusion of certain customary market provisions.

On January 17, 2018, Ubiquiti Networks, Inc., the Cayman Borrower and certain subsidiaries entered into an amended and restated credit agreement (the "Second Amended & Restated Credit Agreement") with Wells Fargo, the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $400 million senior secured revolving credit facility (the "Revolving Facility") and a $500 million senior secured term loan facility (the "Term Facility", together with the Revolving Facility, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $300 million in the aggregate (any such increase to be in each lender's sole discretion). The maturity date of the Facilities is January 17, 2023.

The Term Facility was fully drawn at the closing of the Second Amended & Restated Credit Agreement, of which $354.5 million and $68.9 million was used to repay the prior revolver facility and term facility, respectively, under the Amended Credit Agreement. The Company incurred $4.6 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.

The Second Amended & Restated Credit Agreement replaced the Company's existing $425 million senior secured revolving facility and $100 million senior secured term facility under the Amended Credit Agreement.

Our Debt consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Term Loan - short term	$25,000	$15,000
Debt issuance costs, net	(575)	(257)
Total Debt - short term	24,425	14,743
Term Loan - long term	468,750	61,250
Revolver - long term	—	181,000
Debt issuance costs, net	(2,297)	(429)
Total Debt - long term	$466,453	$241,821

The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Second Amended & Restated Credit Agreement, including to finance the repurchase of the Company's common stock or to make dividends to the holders of the Company's common stock. Under the Second Amended & Restated Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until January 17, 2023, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 1.25% of the original principal amount of the term loan until December 31, 2019, thereafter increasing to 1.875% until December 31, 2020, and thereafter increasing to 2.50% of the original principal amount of the term loan. Revolving, swingline and term loans may be prepaid at any time without penalty.

Revolving and term loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate (or replacement rate) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate (or replacement rate) for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Second Amended & Restated Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

The Second Amended & Restated Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) minimum liquidity of $250.0 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. In addition, the Second Amended & Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Second Amended & Restated Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Second Amended & Restated Credit Agreement. The obligations of Ubiquiti Networks, Inc. and certain domestic subsidiaries, if any, under the Second Amended & Restated Credit Agreement are required to be guaranteed by such domestic subsidiaries (the "Domestic Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Networks, Inc. and the Domestic Guarantors. The obligations of the Cayman Borrower and certain foreign subsidiaries under the Second Amended & Restated Credit Agreement are required to be guaranteed by certain domestic and material foreign subsidiaries (the "Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Networks, Inc. and the Guarantors.

Second Amended & Restated Credit Agreement

Under the Second Amended & Restated Credit Agreement, during the three months ended March 31, 2018, the Company made aggregate payments of $9.8 million against the balance under the Term Facility, of which $6.3 million was repayment of principal and $3.5 million was payment of interest.

As of March 31, 2018, we had no outstanding borrowings on our $400 million revolving facility, under the Second Amended & Restated Credit Agreement.

As of March 31, 2018, the interest rate on the Term Facility was 3.88%. As of April 30, 2018, the most currently available reset date, the Term Facility has an interest rate of 4.11%.

The following table summarizes our estimated debt and interest payment obligations as of March 31, 2018, for the remainder of fiscal 2018 and future fiscal years (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Debt payment obligations	$6,250	$25,000	$31,250	$43,750	$50,000	$337,500	$493,750
Interest and other payments on debt payment obligations (1)	5,091	19,809	18,847	17,384	15,512	7,694	84,337
Total	$11,341	$44,809	$50,097	$61,134	$65,512	$345,194	$578,087
(1) - Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2018.
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
At March 31, 2018, future minimum annual payments under operating leases for the remainder of fiscal 2018 and future fiscal years are as follows (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Operating leases	$1,882	$6,523	$5,336	$2,076	$1,047	$604	$17,468
Purchase Obligations
The Company subcontracts with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by them to manufacture our products. We periodically review the potential liability under the orders, and to date, no significant liabilities for cancellations have been recorded. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for unrecorded liabilities incurred. We had inventory purchase obligations of $25.0 million for finished goods and $1.3 million for raw materials as of March 31, 2018.

Other Obligations
The Company had other obligations of $1.1 million as of March 31, 2018, which consisted primarily of commitments related to research and development projects.
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

Synopsys
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act (“DMCA”). On March 28, 2017, Synopsys filed an amended complaint alleging (i) additional claims under the DMCA, (ii) claims under the Anti-Counterfeiting Act, and (iii) claims for label trafficking, fraud, civil RICO and negligent misrepresentation. On April 11, 2017, the Company moved to dismiss all but the initial DMCA claim in the amended complaint and its subsidiary moved to dismiss for lack of personal jurisdiction and joined the Company’s motion to dismiss certain claims. On August 15, 2017, the court issued an order granting the Company’s motion to dismiss the Anti- Counterfeiting Act claim and certain of the predicate acts alleged under the civil RICO claim. The court denied the motion to dismiss the remaining claims, and denied the subsidiary’s motion to dismiss for lack of jurisdiction. On September 5, 2017, Synopsys filed a Second Amended Complaint. On September 19, 2017, the defendants answered, and Ubiquiti Networks International Limited (“UNIL”) filed counterclaims for (1) declaratory judgment under 17 U.S.C. § 1201, (2) violation of 18 U.S.C. § 1030, the Computer Fraud and Abuse Act, (3) violation of California Penal Code § 502, the Computer Data Access Fraud Act, (4) trespass to personal property and chattels, (5) conversion, (6) civil RICO pursuant to 18 U.S.C. § 1962(c), (7) RICO conspiracy pursuant to 18 U.S.C. § 1962(d), and (8) common law fraud. The Company also moved for leave to amend its existing counterclaims against Synopsys, for breach of contract and declaratory judgment under 17 U.S.C. § 1201, to include the counterclaims filed by UNIL.  On October 3, 2017, Synopsys filed its opposition to the Company’s motion for leave to amend its counterclaims, as well as a motion to dismiss UNIL’s counterclaims and an anti-SLAPP motion to strike state law claims by both the Company and UNIL. On March 13, 2018, the Judge granted the motion to dismiss UNIL's counterclaims and denied the Company's request for leave to amend its counterclaims. On May 2, 2018, Synopsys filed a Motion for Leave to File a Third Amended Complaint. The proposed Third Amended Complaint includes new allegations relating to alleged predicate acts for the RICO claims but it does not add any new causes of action beyond those that were included in the Second Amended Complaint. Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231

Patent and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also recently filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board.  On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion, subject to receipt of certain notices from the defendants.
The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

SEC Subpoena
As previously disclosed on the Form 8-K filed by the Company on February 20, 2018, on February 13, 2018, the Securities and Exchange Commission (the “SEC”) issued subpoenas to the Company and certain of the Company’s officers requesting documents and information relating to a range of topics, including metrics relating to the Ubiquiti Community, accounting practices, financial information, auditors, international trade practices, and relationships with distributors and various other third parties. The Company is in the process of responding to the requests and intends to cooperate fully with the SEC.  As the SEC’s investigation is ongoing, we cannot currently predict the timing or the outcome of such investigation.

Shareholder Class Actions
On February 21, 2018, a purported class action, captioned Paul Vanderheiden v. Ubiquiti Networks, Inc. et al., No. 18-cv-01620 (the "Vanderheiden Action"), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers.  The Vanderheiden Action complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported overstatements of the Company’s online community user engagement metrics and accounts receivable.  On February 28, 2018 and March 13, 2018, substantially similar purported class actions, captioned Xiya Qian v. Ubiquiti Networks, Inc. et al., No. 18-cv-01841 (the “Qian Action”) and John Kho v. Ubiquiti Networks, Inc. et al., No. 18-cv-02242 (the "Kho Action", together with the Vanderheiden Action and the Qian Action, the “Class Actions”), respectively, were filed in the United States District Court for the Southern District of New York.  Plaintiff Xiya Qian has moved to be appointed lead plaintiff, and Plaintiff John Kho has opposed Plaintiff Qian’s motion and sought to have himself appointed lead plaintiff. Reply briefs in further support of the motions to serve as lead plaintiff are due May 14. Within ten days of the Court’s order appointing lead plaintiff and lead counsel, Plaintiffs are required either to inform Defendants that a consolidated class action complaint will be served within 60 days or notify Defendants that one of the original complaints will be the operative complaint, and defendants will have 60 days thereafter in which to respond
While the Company believes that the Class Actions are without merit and plans to vigorously defend itself against these claims, there can be no assurance that the Company will prevail in the lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with these litigations.

Shareholder Derivative Action

On March 13, 2018, Anthony Franchi filed a shareholder derivative complaint in the Superior Court of the State of California, County of San Mateo against the Company’s directors, and certain of its officers. The Company is named as a nominal defendant. The complaint asserts claims against all defendants for breach of fiduciary duty for disseminating false and misleading information and failure to maintain internal controls and unjust enrichment. Additional claims are asserted against Robert Pera for breach of fiduciary duty for insider selling and misappropriation of information, as well as the violation of California Corporations Code § 25402. The allegations in support of these claims are similar to the allegations made in the Class Action complaints. Plaintiff seeks a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged breaches of fiduciary duty by the individual defendants, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, a judgment directing the Company to reform its governance and internal procedures, and attorneys’ fees and other costs. The Company has moved for a stay of the derivative action pending resolution of the Class Action.
The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 9—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases

On March 3, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. The program expired on March 31, 2018. During the third quarter of fiscal 2017, the Company repurchased and retired 917,455 shares of its common stock at an average price per share of $50.43 for an aggregate amount of $46.3 million. This included unpaid stock repurchases of $3.0 million relating to repurchases executed on or prior to March 31, 2017 for trades that settled in the fourth quarter of fiscal 2017. During the fourth quarter of fiscal 2017, the Company repurchased and retired 50,000 shares of its common stock at an average price per share of $49.55 for an aggregate amount of $2.5 million. As of June 30, 2017, the Company had $1.3 million available under the stock repurchase program.

During the first quarter of fiscal 2018, the Board of Directors of the Company approved a $50 million stock repurchase program on September 5, 2017 and an additional $100 million stock repurchase program on September 18, 2017. Both programs expire on September 30, 2018. Under these authorizations, in addition to the $1.3 million available under the March 3, 2017 stock repurchase program, the Company repurchased and retired 2,148,832 shares of common stock at an average price per share of $54.34 for an aggregate amount of $116.8 million. During the second quarter of fiscal 2018, the Company repurchased and retired 602,192 shares of its common stock at an average price per share of $57.28 for an aggregate amount of $34.5 million. As of October 6, 2017, there was no remaining balance available for share repurchases under the share repurchase programs approved by the Board of Directors in the third quarter of fiscal 2017 and first quarter of fiscal 2018.

On November 8, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. On February 6, 2018, the Board of Directors of the Company approved an additional $150 million stock repurchase program. Under these programs, the Company was authorized to repurchase up to $200.0 million of its common stock. Both programs expire on December 31, 2018. During the third quarter of fiscal 2018, the Company repurchased and retired 3,067,145 shares of common stock at an average price of $65.21 for an aggregate amount of $200.0 million under these authorizations. As of March 13, 2018, there was no remaining balance available for share repurchases under these programs.

On March 13, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program (the "March Repurchase Program"). Under the March Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The March Repurchase Program expires on June 30, 2019. As of March 31, 2018, under the March Repurchase Program, the Company repurchased and retired 757,219 shares of common stock at an average price of $69.48 for an aggregate amount of $52.6 million. This included unpaid stock repurchases of $22.0 million relating to repurchases executed on or prior to March 31, 2018 for trades settled in the fourth quarter of fiscal 2018. As of March 31, 2018, the Company had $147.4 million available under the March Repurchase Program.

NOTE 10—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2018, the Company had 10,582,664 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Cost of revenues	$39	$39	$324	$213
Research and development	527	421	1,353	1,362
Sales, general and administrative	166	141	747	519
	$732	$601	$2,424	$2,094

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2018:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2017	1,621,601	$1.76	1.55	$81,413
Exercised	(1,440,550)	$0.82
Balance, March 31, 2018	181,051	$9.27	3.98	$10,777
Vested as of March 31, 2018	181,051	$9.27	3.98	$10,777
Vested and exercisable as of March 31, 2018	181,051	$9.27	3.98	$10,777

During the three months ended March 31, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $93.5 million and $0.4 million, respectively, as determined as of the date of option exercise. During the nine months ended March 31, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company's stock incentive plans was $99.0 million and $24.6 million, respectively, as determined as of the date of the option exercise.

As of March 31, 2018, the Company had no unrecognized compensation costs related to stock options.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any employee stock options during the three and nine months ended March 31, 2018 and 2017.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2017	180,373	$40.51
RSUs granted	62,262	$63.83
RSUs vested	(66,346)	$38.95
RSUs canceled	(18,991)	$40.23
Non-vested RSUs, March 31, 2018	157,298	$50.43
The intrinsic value of RSUs vested in the three months ended March 31, 2018 and 2017 was $2.5 million and $1.9 million, respectively. The intrinsic value of RSUs vested in the nine months ended March 31, 2018 and 2017 was $4.4 million and $5.6 million, respectively. The total intrinsic value of all outstanding RSUs was $10.8 million as of March 31, 2018.
As of March 31, 2018, there were unrecognized compensation costs related to RSUs of $6.1 million which the Company expects to recognize over a weighted average period of 3.4 years.
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

The Company recorded a tax benefit of $22.6 million and a tax charge of $103.3 million for the three and nine months ended March 31, 2018 as compared to tax charges of $7.9 million and $18.0 million for the three and nine months ended March 31, 2017.

The tax provision for the nine months ended March 31, 2018 reflects provisional charges under SAB 118 of $110.5 million for Repatriation Tax and $2.3 million for the remeasurement of deferred tax assets and liabilities to reflect the U.S. Federal statutory rate reductions in the Tax Act. These charges were partially offset by a tax benefit of $29.1 million related to excess tax benefits from stock-based compensation, of which $28.4 million was recorded in the three months ended March 31, 2018.

The Company’s estimated fiscal year 2018 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, excess tax benefit from stock-based compensation and the impact of the 2017 Tax Act.
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

As of March 31, 2018, the Company had approximately $28.6 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net increase of its unrecognized tax benefits of $0.9 million and $1.1 million, respectively, for the three and nine months ended March 31, 2018. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of March 31, 2018, the Company had $2.3 million accrued interest related to uncertain tax matters. The Company believes that it is reasonably possible that a decrease of up to $4 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapse.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
Service Provider Technology	$100,892	40%	$104,724	48%	$340,659	46%	$340,936	54%
Enterprise Technology	149,512	60%	113,635	52%	406,424	54%	295,716	46%
Total revenues	$250,404	100%	$218,359	100%	$747,083	100%	$636,652	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
North America(1)	$94,800	38%	$78,573	36%	$285,927	38%	$247,347	39%
South America	19,882	8%	27,770	13%	71,681	10%	71,240	11%
Europe, the Middle East and Africa ("EMEA")	113,738	45%	87,780	40%	309,078	41%	246,536	39%
Asia Pacific	21,984	9%	24,236	11%	80,397	11%	71,529	11%
Total revenues	$250,404	100%	$218,359	100%	$747,083	100%	$636,652	100%

(1)
Revenue for the United States was $90.2 million and $74.0 million for the three months ended March 31, 2018 and 2017, respectively. Revenue for the United States was $271.9 million and $234.8 million for the nine months ended March 31, 2018 and 2017, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2018	2017	2018	2017	2018	2017
Customer A	*	*	*	*	11%	*
Customer B	10%	*	11%	*	12%	12%
Customer C	*	10%	*	11%	13%	18%
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.5 million and $1.2 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2018, respectively.  The Company recognized a total of approximately $0.5 million and $1.7 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2017, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
NOTE 14 - SUBSEQUENT EVENTS
Repurchase Program
During the fourth quarter of fiscal 2018, the Company repurchased and retired 564,831 shares of common stock at an average price of $69.72 for an aggregate amount of $39.4 million. As of May 7, 2018, the Company had $108.0 million available under the March Repurchase Program. On May 8, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program. Under this new program, the Company is authorized to repurchase up to $200 million of its common stock. The new program expires June 30, 2019.
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

In fiscal 2017, we announced Ubiquiti Labs, a division focusing on research and development of consumer electronics and introduced a new consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. AmpliFi is distributed through a network of retailers including Sam’s Club, BestBuy and Game Stop, as well as on-line retailers AmpliFi.com, Amazon.com and Bestbuy.com among others. This division is focused on delivery of direct to consumer based solutions in an array of high technology products. In August 2017, we introduced FrontRow, a new consumer product platform, which is distributed through on-line retail including FrontRow.com, Amazon.com, BestBuy.com and through traditional retail channels such as BestBuy and Sam's Club. For a discussion of the risks associated with the introduction of new products, see “Part II-Item 1A. Risk Factors-Risks Related to our Business and Industry- To remain competitive and stimulate customer demand, we must effectively manage product introductions, product transitions and marketing; and We may need to build inventory for new products or decide to increase or maintain higher levels of inventory, which may result in inventory write-downs"

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of consumers, service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is an important element of our business strategy as it enables us to drive:

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

•
Scalable sales and marketing model. We utilize the Ubiquiti Community to drive market awareness and demand for our products and solutions. This community-propagated, viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through a traditional direct sales force model. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third-party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness for our brand and products. Word-of-mouth referrals from the Ubiquiti Community generate high quality leads for our distributors at relatively little cost.

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

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 99% of revenues during the three and nine months ended March 31, 2018.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs associated with engineering, including salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty fees, logistics fees and excess and obsolete inventory reserves.
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
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of March 31, 2018 and June 30, 2017, we had deferred revenues of $9.4 million and $7.9 million, respectively, related to these obligations.
Provisions for Income Taxes
In connection with our income tax provisions for fiscal year 2018, we have considered the guidance in SAB 118, which allows for the recording of provisional estimates related to the 2017 Tax Act, under ASC 740 when the determination of such amounts are not complete in the period of enactment. To the extent the Company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, we recorded a provisional tax estimate in the financial statements. The primary impact of the 2017 Tax Act in fiscal year 2018 is a reduction of the Company’s federal statutory tax rate from 35% to 28% and taxation of the accumulated unremitted earnings of the Company’s foreign subsidiaries (“Repatriation Tax”). For the nine months ended March 31, 2018, our tax provisions estimates were impacted by $112.8 million of net charges related to the 2017 Tax Act. For a discussion of the risks associated with changes in applicable tax regulations, see “Part II-Item 1A. Risk Factors-Risks Related to our Business and Industry- Changes in applicable tax regulations could negatively affect our financial results.”

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, and there have been no material changes that have not been disclosed in Note 2 to our consolidated financial statements herein.
Results of Operations
Comparison of Three and Nine Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	(In thousands, except percentages)
Revenues	$250,404	100%	$218,359	100%	$747,083	100%	$636,652	100%
Cost of revenues (1)	135,928	54%	119,273	55%	424,052	57%	344,123	54%
Gross profit	114,476	46%	99,086	45%	323,031	43%	292,529	46%
Operating expenses:
Research and development (1)	17,420	7%	16,603	8%	54,816	7%	47,480	7%
Sales, general and administrative (1)	12,186	5%	9,074	4%	30,203	4%	26,938	4%
Total operating expenses	29,606	12%	25,677	12%	85,019	11%	74,418	12%
Income from operations	84,870	34%	73,409	34%	238,012	32%	218,111	34%
Interest expense and other, net	(4,681)	(2)%	(1,038)	*	(8,534)	(1)%	(3,307)	(1)%
Income before income taxes	80,189	32%	72,371	33%	229,478	31%	214,804	34%
Income tax expense (benefit) (2)	(22,550)	(9)%	7,939	4%	103,274	14%	17,976	3%
Net income and comprehensive income	$102,739	41%	$64,432	30%	$126,204	17%	$196,828	31%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$39		$39		$324		$213
Research and development	527		421		1,353		1,362
Sales, general and administrative	166		141		747		519
Total stock-based compensation	$732		$601		$2,424		$2,094
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(28,372)		$(179)		$(29,141)		$(7,859)
Revenues
Total revenues increased $32.0 million, or 15%, from $218.4 million in the three months ended March 31, 2017 to $250.4 million in the three months ended March 31, 2018. Total revenues increased $110.4 million, or 17%, from $636.7 million in the nine months ended March 31, 2017 to $747.1 million in the nine months ended March 31, 2018.
During the three and nine months ended March 31, 2018, there were no material price changes in the Company's products sold. However, the Company continues to introduce new products which may have average selling price and margins different than our legacy products. In addition, during these periods there were changes in product mix, including a higher mix of Enterprise Technology products sold as compared to the three and nine months ended March 31, 2017.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	(in thousands, except percentages)
Service Provider Technology	$100,892	40%	$104,724	48%	$340,659	46%	$340,936	54%
Enterprise Technology	149,512	60%	113,635	52%	406,424	54%	295,716	46%
Total revenues	$250,404	100%	$218,359	100%	$747,083	100%	$636,652	100%

Service Provider Technology revenue decreased $3.8 million, or 4%, from $104.7 million in the three months ended March 31, 2017 to $100.9 million in the three months ended March 31, 2018. Service Provider Technology revenue decreased $0.2 million, or 0.1%, from $340.9 million in the nine months ended March 31, 2017 to $340.7 million in the nine months ended March 31, 2018.

The decrease in Service Provider Technology revenue during the three and nine months ended March 31, 2018 as compared to the same periods in the prior year was primarily due to decreased revenue in South America and Asia Pacific, partially offset by an increase in revenue in North America and Europe, the Middle East and Africa ("EMEA").

Enterprise Technology revenue increased $35.9 million, or 32%, from $113.6 million in the three months ended March 31, 2017 to $149.5 million in the three months ended March 31, 2018.  Enterprise Technology revenue increased $110.7 million, or 37%, from $295.7 million in the nine months ended March 31, 2017 to $406.4 million in the nine months ended March 31, 2018.

The increase in Enterprise Technology revenue during the three months ended March 31, 2018 as compared to the same periods in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions except for South America, which had a slight decline in our UniFi technology platform.

The increase in Enterprise Technology revenue during the nine months ended March 31, 2018 as compared to the same periods in the prior year was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
North America(1)	$94,800	38%	$78,573	36%	$285,927	38%	$247,347	39%
South America	19,882	8%	27,770	13%	71,681	10%	71,240	11%
Europe, the Middle East and Africa ("EMEA")	113,738	45%	87,780	40%	309,078	41%	246,536	39%
Asia Pacific	21,984	9%	24,236	11%	80,397	11%	71,529	11%
Total revenues	$250,404	100%	$218,359	100%	$747,083	100%	$636,652	100%

(1)
Revenue for the United States was $90.2 million and $74.0 million for the three months ended March 31, 2018 and 2017, respectively. Revenue for the United States was $271.9 million and $234.8 million for the nine months ended March 31, 2018 and 2016, respectively.

North America
Revenues in North America increased $16.2 million, or 21%, from $78.6 million in the three months ended March 31, 2017 to $94.8 million in the three months ended March 31, 2018. Revenues increased $38.6 million, or 16%, from $247.3 million in the nine months ended March 31, 2017 to $285.9 million in the nine months ended March 31, 2018. The increase in North American revenues during the three and nine months ended March 31, 2018 as compared to the same periods in the prior year was due to increased revenue from both our Enterprise Technology products and Service Provider Technology products.

South America
Revenues in South America decreased $7.9 million, or 28%, from $27.8 million in the three months ended March 31, 2017 to $19.9 million in the three months ended March 31, 2018. Revenues increased $0.5 million, or 1%, from $71.2 million in the nine months ended March 31, 2017 to $71.7 million in the nine months ended March 31, 2018. The decrease in South America revenues during the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to decreased revenue for both our Service Provider Technology products and Enterprise Technology products. The slight increase in South America revenue during the nine months ended March 31, 2018 as compared to the same period in the prior year was primarily due to increased revenue from Enterprise Technology products, partially offset by decreased revenue from Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $25.9 million, or 29%, from $87.8 million in the three months ended March 31, 2017 to $113.7 million in the three months ended March 31, 2018. Revenues increased $62.6 million, or 25%, from $246.5 million in the nine months ended March 31, 2017 to $309.1 million in the nine months ended March 31, 2018. The increase in EMEA revenues during the three and nine months ended March 31, 2018 as compared to the same periods in the prior year was primarily due to increased revenue for both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region decreased $2.2 million, or 9%, from $24.2 million in the three months ended March 31, 2017 to $22.0 million in the three months ended March 31, 2018.  Revenues increased $8.9 million, or 12% from $71.5 million in the nine months ended March 31, 2017 to $80.4 million in the nine months ended March 31, 2018. The decrease in Asia Pacific revenues during the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to decreased revenue from Service Provider Technology products, partially offset by a slight increased revenue from Enterprise Technology products. The increase in Asia Pacific revenue during the nine months ended March 31, 2018 as compared to the same period in the prior year was primarily due to increased revenue from Enterprise Technology products, partially offset by decreased revenue from Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $16.6 million, or 14%, from $119.3 million in the three months ended March 31, 2017 to $135.9 million in the three months ended March 31, 2018. Cost of revenues increased $80.0 million, or 23%, from $344.1 million in the nine months ended March 31, 2017 to $424.1 million in the nine months ended March 31, 2018.
The increase during the three months ended March 31, 2018 was primarily due to an overall increase in revenue and an increase in indirect costs. The increase during the nine months ended March 31, 2018 was primarily due to an overall increase in revenue, an increase in indirect costs, and charges related to obsolete inventory, vendor deposits and loss on purchase commitments that were primarily associated with the Company's FrontRow consumer-oriented product. Due to the lower than expected sales performance of FrontRow, the Company determined it was no longer able to fully recover this inventory and other related commitments.
Gross profit margin increased to 46% in the three months ended March 31, 2018 compared to 45% in the three months ended March 31, 2017. Gross profit margin decreased to 43% in the nine months ended March 31, 2018 compared to 46% in the nine months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily driven by changes in product mix and continued cost reduction strategies, partially offset by increased indirect costs. The decrease during the nine months ended March 31, 2018 was primarily due to charges related to provisions for obsolete inventory, vendor deposits and loss on purchase commitments.
Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased $0.8 million, or 5%, from $16.6 million in the three months ended March 31, 2017 to $17.4 million in the three months ended March 31, 2018. As a percentage of revenues, R&D expenses decreased from 8% for the three months ended March 31, 2017 to 7% for the three months ended March 31, 2018.
R&D expenses increased $7.3 million, or 15%, from $47.5 million in the nine months ended March 31, 2017 to $54.8 million in the nine months ended March 31, 2018. As a percentage of revenues, R&D expenses remained flat at 7% for the nine months ended March 31, 2018 and 2017.
The increase in research and development expenses in absolute dollars during the three and nine months ended March 31, 2018 was primarily due to headcount related costs and development activities, partially offset by lower non-recurring engineering (NRE) expense. The increase in headcount and development cost reflects the increased efforts to broaden our research and development activities to introduce new products and new versions of existing products.

Sales, General and Administrative
Sales, general and administrative expenses increased $3.1 million, or 34%, from $9.1 million in the three months ended March 31, 2017 to $12.2 million in the three months ended March 31, 2018. As a percentage of revenues, sales, general and administrative expenses increased from 4% for the three months ended March 31, 2017 to 5% for the three months ended March 31, 2018. Sales, general and administrative expenses increased $3.3 million, or 12%, from $26.9 million in the nine months ended March 31, 2017 to $30.2 million in the nine months ended March 31, 2018. As a percentage of revenues, sales general and administrative expenses remained flat at 4% for the nine months ended March 31, 2018 and 2017.
The increase in sales, general and administrative expenses in absolute dollars during both the three and nine months ended March 31, 2018 was primarily related to professional fees and higher employer payroll taxes associated with tax withholdings related to settlement of equity awards.
Provision for Income Taxes
Our provision for income taxes decreased $30.5 million or 386%, from $7.9 million for the three months ended March 31, 2017 to a tax benefit of $22.6 million for the three months ended March 31, 2018. Our effective tax rate decreased to (28)% for the three months ended March 31, 2018 as compared to 11% for the three months ended March 31, 2017.
Our provision for income taxes increased $85.3 million, or 474%, from $18.0 million for the nine months ended March 31, 2017 to $103.3 million for the nine months ended March 31, 2018. Our effective tax rate increased to 45% for the nine months ended March 31, 2018, as compared to 8% for the nine months ended March 31, 2017.
The lower tax rate in the three months ended March 31, 2018 was primarily due excess tax benefit from stock-based compensation of $28.4 million recorded during the period.
The higher tax rate in the nine months ended March 31, 2018, was primarily due to $112.8 million of net charges associated with the recent enactment of tax legislation. This included a provisional estimate of the mandatory repatriation tax expense of $110.5 million and $2.3 million of tax expense related to the remeasurement of deferred taxes at the lower tax rate during the period.
Liquidity and Capital Resources

Sources and Uses of Cash
Since inception, our operations primarily have been funded through cash generated by operations and proceeds from our various debt agreements. Cash and cash equivalents increased from $604.2 million at June 30, 2017 to $690.8 million at March 31, 2018.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$285,109	$65,895
Net cash (used in) investing activities	(7,318)	(5,704)
Net cash (used in) financing activities	(191,183)	(77,278)
Net increase (decrease) in cash and cash equivalents	$86,608	$(17,087)
Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2018 of $285.1 million consisted primarily of net income of $126.2 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $130.5 million. These changes consisted primarily of a $46.5 million decrease in inventory partially offset with $4.1 million increase in vendor deposit due to strategically reducing the purchase of finished goods inventory to optimize current warehouse stock levels, $17.9 million increase in accounts receivable due to overall higher revenues for the period, a $19.4 million increase in accounts payable and accrued liabilities, a $102.3 million increase in taxes payable primarily due to charges associated with the recent enactment of tax legislation, a $10.3 million increase in prepaid income taxes, a $1.5 million increase in deferred revenue due to additional PCS revenue deferrals during the period, a $6.9 million increase in prepaid expense and other assets. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, increases to our provision for loss on vendor deposits and purchase commitments, and increases to our deferred taxes. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $28.4 million.

Net cash provided by operating activities in the nine months ended March 31, 2017 of $65.9 million consisted primarily of net income of $196.8 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $139.9 million. These changes consisted primarily of a $43.1 million increase in accounts receivable due to overall higher revenues for the period, a $18.4 million increase in vendor deposits and a $76.8 million increase in inventory due to increase in warehouse stock levels in order to better support customers and reduce lead times, a $10.6 million increase in prepaid income taxes, a $6.3 million increase in accounts payable and accrued liabilities due to the timing of payments, a $3.8 million increase in prepaid expense and other assets primarily due to the increase of non-trade accounts receivable, a $3.4 million increase in taxes payable due to the timing of federal tax payments, and $3.1 million increase in deferred revenue due to additional PCS revenue deferrals during the period. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation, depreciation and amortization, increases to our provisions for inventory obsolescence, and decreases to our provisions for vendor deposits. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $9.0 million.

Cash Flows from Investing Activities
We used $7.3 million of cash in investing activities during the nine months ended March 31, 2018. Our investing activities consist of capital expenditures and purchase of intangible assets. Capital expenditures for the nine months ended March 31, 2018 and 2017 were $7.2 million and $5.6 million, respectively. Additionally, we had cash outflows related to the purchase of intangible assets of $141 thousand and $85 thousand during the nine months ended March 31, 2018 and 2017, respectively, consisting primarily of legal costs associated with trademark applications and acquisitions of domain names.
Cash Flows from Financing Activities
We used $191.2 million of cash in financing activities during the nine months ended March 31, 2018. During the nine months ended March 31, 2018, we had $236.5 million of funds generated from borrowing and repayments under the Company's credit facilities and $1.1 million of cash proceeds received from the exercise of stock options. These cash inflows were offset by financing cash outflows of $381.9 million related to the repurchases of our common stock, $40.6 million of cash outflows associated with tax withholdings related to net share settlement of equity awards, $1.1 million of tax withholdings related to the net share settlement of restricted stock units, and $5.2 million of debt issuance costs primarily related to the Second Amended & Restated Credit Agreement.

We used $77.3 million of cash in financing activities during the nine months ended March 31, 2017. During the nine months ended March 31, 2017 we paid $99.8 million for repurchases of our common stock. We also made repayments of $7.5 million on our outstanding term loan debt under the Term Facility. These cash outflows were offset by financing cash inflows of $30.0 million related to one draw under the revolver facility of our First Amended & Restated Credit Agreement. Additionally, cash inflows from financing activities included $1.4 million of cash proceeds received from the exercise of stock options partially offset by tax withholdings related to net share settlements of restricted stock units totaling $1.4 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of March 31, 2018, we held $128.6 million of our $690.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. As a result of the 2017 Tax Act passed in December 2017, we expect to have greater flexibility to repatriate foreign earnings without significant U.S. tax impact going forward. See Note 11 in our consolidated financial statements for additional information regarding our Repatriation Tax liabilities. For a discussion of the risks associated with changes in applicable tax regulations, see “Part II-Item 1A. Risk Factors-Risks Related to our Business and Industry- Changes in applicable tax regulations could negatively affect our financial results.”
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2018.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities at March 31, 2018.
Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of March 31, 2018 for the remainder of fiscal 2018 and future fiscal years (in thousands):

	2018 (remainder)	2019	2020	2021	2022	Thereafter	Total
Operating leases	$1,882	$6,523	$5,336	$2,076	$1,047	$604	$17,468
Debt payment obligations	6,250	25,000	31,250	43,750	50,000	337,500	493,750
Interest and other payments on debt payment obligations	5,091	19,809	18,847	17,384	15,512	7,694	84,337
Purchase obligations	26,287	—	—	—	—	—	26,287
Repatriation Tax	9,189	9,189	9,189	9,189	9,189	68,916	114,861
Other obligations	1,067	—	—	—	—	—	1,067
Total	$49,766	$60,521	$64,622	$72,399	$75,748	$414,714	$737,770

Operating Leases
The Company leases its headquarters in New York, NY and other locations worldwide under non cancelable operating leases that expire at various dates through 2023.
Debt and Interest Payment Obligations
On January 17, 2018, Ubiquiti Networks, Inc., the Cayman Borrower and certain subsidiaries entered into an amended and restated credit agreement (the "Second Amended & Restated Credit Agreement") with Wells Fargo, the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $400 million senior secured revolving credit facility (the "Revolving Facility") and a $500 million senior secured term loan facility (the "Term Facility", together with the Revolving Facility, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $300 million in the aggregate (any such increase to be in each lender's sole discretion). The maturity date of the Facilities is January 17, 2023.

The Second Amended & Restated Credit Agreement replaced the Company's existing $425 million senior secured revolving facility and $100 million senior secured term facility under the Amended Credit Agreement.

The Second Amended & Restated Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) minimum liquidity of $250.0 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. Please see Note 7 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payments dates. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all years presented.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and no significant liabilities for cancellations have been recorded for the nine months ended March 31, 2018. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $25.0 million for finished goods and $1.3 million for raw materials as of March 31, 2018.
Repatriation Tax
The Company also had obligations of $114.9 million as of March 31, 2018, related to Repatriation Tax as further described in Note 11. These obligations are included within Income tax payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
We had other obligations of $1.1 million as of March 31, 2018, which consisted primarily of commitments related to tooling research and development projects.

Unrecognized Tax Benefits
As of March 31, 2018, we had $28.6 million and an additional $2.3 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the consolidated financial statements.
Note About Forward-Looking Statements
When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, the effects of government regulations, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Part II “Other Information”, Item 1-Legal Proceedings and Item 1A- Risk Factors. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our revolving and term loans bear interest, at the Company's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate (or the replacement rate) for a specified period, plus a margin of between 1.50% and 2.25%, depending on our consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on our consolidated total leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate (or replacement rate) for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Second Amended & Restated Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. Based on a sensitivity analysis, as of March 31, 2018, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.9 million over the next twelve months.

We had cash and cash equivalents of $690.8 million and $604.2 million as of March 31, 2018 and June 30, 2017, respectively. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $1.1 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made during fiscal year ended 2017 and the nine months ended March 31, 2018.

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
As of March 31, 2018, our balance outstanding under our Term Facility, under the Second Amended & Restated Credit Agreement, was $493.8 million. As of March 31, 2018, we had no outstanding borrowings on our Revolving Facility, under the Second Amended & Restated Credit Agreement. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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

As of May 9, 2018, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has informed us he intends to pledge up to 28% of the shares of our common stock that he beneficially owns to secure one or more loans with one or more financial institutions. Mr. Pera has also indicated these loans will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The costs of compliance with, and other burdens imposed by, the GDPR and CSL may limit the use and adoption of our products and services and could have an adverse impact on our business.

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
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, consumer or securities class-actions and other litigation matters relating to various claims that arise in the normal course of business and otherwise. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. Any such proceedings or matters may adversely affect how we operate the business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, result in additional costs and adversely affect our results of operations. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could be adversely affected.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
On March 3, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $50 million of its common stock. The program expired on March 31, 2018. During the third quarter of fiscal 2017, the Company repurchased and retired 917,455 shares of its common stock at an average price per share of $50.43 for an aggregate amount of $46.3 million. This included unpaid stock repurchases of $3.0 million relating to repurchases executed on or prior to March 31, 2017 for trades that settled in the fourth quarter of fiscal 2017. During the fourth quarter of fiscal 2017, the Company repurchased and retired 50,000 shares of its common stock at an average price per share of $49.55 for an aggregate amount of $2.5 million. As of June 30, 2017, the Company had $1.3 million available under the stock repurchase program.

During the first quarter of fiscal 2018, the Board of Directors of the Company approved a $50 million stock repurchase program on September 5, 2017 and an additional $100 million stock repurchase program on September 18, 2017. Both programs expire on September 30, 2018. Under these authorizations, in addition to the $1.3 million available under the March 3, 2017 stock repurchase program, the Company repurchased and retired 2,148,832 shares of common stock at an average price per share of $54.34 for an aggregate amount of $116.8 million. During the second quarter of fiscal 2018, the Company repurchased and retired 602,192 shares of its common stock at an average price per share of $57.28 for an aggregate amount of $34.5 million. As of October 6, 2017, there is no remaining balance available for share repurchases under the share repurchase programs approved by the Board of Directors in the third quarter of fiscal 2017 and first quarter of fiscal 2018.

On November 8, 2017, the Board of Directors of the Company approved a $50 million stock repurchase program. On February 6, 2018, the Board of Directors of the Company approved an additional $150 million stock repurchase program. Under these programs, the Company was authorized to repurchase up to $200.0 million of its common stock. Both programs expire on December 31, 2018. During the third quarter of fiscal 2018, the Company repurchased and retired 3,067,145 shares of common stock at an average price of $65.21 for an aggregate amount of $200.0 million under these authorizations. As of March 13, 2018, there was no remaining balance available for share repurchases under these programs.

On March 13, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program (the "March Repurchase Program"). Under the March Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The March Repurchase Program expires on June 30, 2019. As of March 31, 2018, under the March Repurchase Program, the Company repurchased and retired 757,219 shares of common stock at an average price of $69.48 for an aggregate amount of $52.6 million. This included unpaid stock repurchases of $22.0 million relating to repurchases executed on or prior to March 31, 2018 for trades settled in the fourth quarter of fiscal 2018. As of March 31, 2018, the Company had $147.4 million available under the March Repurchase Program.
During the fourth quarter of fiscal 2018, the Company repurchased and retired 564,831 shares of common stock at an average price of $69.72 for an aggregate amount of $39.4 million. As of May 7, 2018, the Company had $108.0 million available under the March Repurchase Program. On May 8, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program. Under this new program, the Company is authorized to repurchase up to $200 million of its common stock. The new program expires June 30, 2019.
Common Stock repurchases activity under the share repurchase program during the three months ended March 31, 2018 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
January 1, 2018 - January 31, 2018	—	$—	—	$50,000
February 1, 2018 - February 28, 2018	1,440,486	$61.41	1,440,486	$111,542
March 1, 2018 - March 31, 2018	2,383,878	$68.86	2,383,878	$147,387
Total	3,824,364	$66.05	3,824,364	$147,387
Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6.
Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated:	May 10, 2018	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 10, 2018	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document