Form 10-K
period 2018-06-30
Ubiquiti Networks, Inc.
filed 2018-08-24
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,093,212,778 based upon the closing price of $71.02 of such common stock on the NASDAQ Global Select Market on December 31, 2017 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2017 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 22, 2018, 74,010,070 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI NETWORKS, INC.
PART I
Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, the effects of government regulations, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Item 1. Business
Business Overview
Overview
Ubiquiti Networks, Inc. was founded by Robert Pera in 2005. The Company sells equipment, and provides the related software platforms, worldwide through a network of over 100 distributors and on-line retailers. The Company has a very broad installed base with over 70 million devices sold in over 200 countries and territories around the world, since inception. Ubiquiti aims to connect everyone to everything, everywhere.
The Company develops technology platforms for high-capacity distributed Internet access, unified information technology, and next-generation consumer electronics for home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers.
The majority of the Company’s resources consist of entrepreneurial and de-centralized research and development ("R&D"). Ubiquiti does not employ a traditional direct sales force, but instead drives brand awareness through online reviews and publications, its website, its distributors and the company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model, we believe, has enabled us to break down traditional barriers such as high product and network deployment costs, and offer solutions with disruptive price-performance characteristics. We strive to offer solutions that provide an ecosystem which simplifies the user's experience and the deployment process of additional hardware.
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
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (WISP's), enterprises and smart homes. Our operator-owner service provider product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP's to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (WLAN) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is a one element of our business strategy as it enables us to drive:

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

•
Scalable sales and marketing model. We do not maintain the traditional direct sales force as compared to some of our competitors, but instead utilize digital marketing and the Ubiquiti Community to drive market awareness and demand for our products and solutions. We believe this community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness of our brand and products.

By reducing the cost of development, sales, marketing and support we are able to offer innovative solutions with disruptive price performance characteristics to our customers.
We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 12 to our Consolidated Financial Statements. Our revenues were $1,016.9 million, $865.3 million and $666.4 million in the fiscal years ended June 30, 2018, 2017 and 2016, respectively. We reported net income of $196.3 million, $257.5 million and $213.6 million in the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Refer to our Consolidated Financial Statements included under Part IV, Item 15 of this report for more financial information. In this Annual Report on Form 10-K, we refer to the fiscal years ended June 30, 2018, 2017 and 2016 as fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
The Ubiquiti Community
We established the Ubiquiti forum, wiki and newsletter to foster a large, growing and engaged online community of service providers and distributors, customers and employees among others. The Ubiquiti Community facilitates rapid introductions and development of customer-oriented products. The Ubiquiti Community provides best practices, advice, troubleshooting and product feedback. It also acts as a source of product support and marketing.
Industry Overview
Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, global Internet protocol, or IP, traffic is expected to increase from 96 exabytes per month in 2016 to 278 exabytes per month in 2021, representing an approximate 24% compound annual growth rate, or CAGR, over that period. Additionally, it is estimated that there will be 3.5 networked devices per capita connected to IP networks in 2021, up from 2.3 networked devices per capita in 2016. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks have emerged as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.
Underserved and underpenetrated markets. There is a significant market opportunity in both emerging and developed economies. In “unconnected” emerging markets, the lack of an established network infrastructure and the high initial deployment costs associated with traditional wired network infrastructure build-outs have encouraged adoption of wireless networking infrastructure. In “under-connected” markets, bandwidth demand exceeds either the available capacity from existing infrastructure or the affordable supply of new infrastructure, resulting in an attractive market opportunity for wireless systems to bolster connectivity. Additionally, we believe our products offer customers a reliable, scalable and customizable wireless networks and whose primary buying criterion is based on price-performance characteristics.
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
Key Technology Platforms
Our current major Service Provider and carrier solutions include:

•
airMAX - our airMAX platform includes proprietary protocols developed by us that contain advanced technologies for minimizing signal noise. Devices on the airMax platform, such as customer premise equipment ("CPE"), base station, and backhaul, are able to support a wireless network that can scale to hundreds of clients per base station over long distances while maintaining low latency and high throughput.

•
EdgeMAX - our EdgeMAX platform is a disruptive price-performance software and systems routing platform, powered by our full-featured EdgeOS operating system that includes advanced QoS, firewall, dynamic routing and VPN functionality.

•
airFiber - our airFiber platform is a wireless backhaul point-to-point radio system, a wireless method of transmitting data to and from network backbone. Components of the airFiber products were designed to provide low latency with high throughput. Our airFiber product uses an integrated split antenna and a global positioning system to simultaneously send data packets from each side of the link.

•
UFiber GPON - UFiber GPON platform, a plug and play fiber network technology, that allows you to build passive optical network deployment with minimal effort and cos. It is designed to enable internet providers (ISPs) to quickly build high speed fiber internet networks for many users and over long distance.

Our current major Enterprise Provider solutions include:

•
UniFi -Enterprise WLAN - our UniFi- enterprise WLAN platform was designed as an enterprise Wi-Fi system, combining Wi-Fi certified hardware with software-based management controller. UniFi uses a virtual controller that allows for on-site management or remote management through the cloud, allowing for configuration of the network and individual access points.

•
UniFi Video - our UniFi video platform is a video surveillance system that can be accessed securely from any web browser, provides detailed statistical reporting and advanced analytics and provides a management console with multiple views, versatile camera setting and customizable event recordings.

•
UniFi Switch -UniFi Switch is one of our top selling categories as end customers can easily add equipment as they expand their networks. UniFi Switches deliver performance, switching, and PoE+ support for enterprise networks.

•	UniFi Security Gateway- UniFi Security Gateway extends the UniFi enterprise solutions to provide cost-effective, reliable routing and advanced network security.
We offer a consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. We continue to explore consumer related market opportunities and have research and development teams focused on new consumer related solutions.
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
As of June 30, 2018, our research and development team consisted of 509 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Lithuania, Poland, the Czech Republic, Latvia and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $74.3 million, $69.1 million and $57.8 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase.
Manufacturing and Suppliers
We use contract manufacturers, primarily located in China, to manufacture our products. Our relationships with contract manufacturers allow us to conserve working capital, reduce manufacturing costs and minimize delivery lead times while maintaining high product quality and the ability to scale quickly to handle increased order volume. Over the long term, our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers.
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
Tariffs

In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported from China. It is expected that these tariffs will be finalized after a public comment period ending in early September 2018. The majority of our products are among the products to be subject to the additional tariffs. If the tariffs are implemented and we are unable to pass the cost on to our customers, and/or execute on our plans to mitigate the tariffs, it would have a material impact our profitability and results of operations.
Sales and Distribution
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2018, we sold our products to over 100 distributors and direct customers (collectively, “customers”) in over 60 countries. In fiscal 2018 and 2017, one customer in each period represented 11% of our revenues. No other customer accounted for 10% or more of our revenues in fiscal 2016. Refer to Note 12 in our Notes to Consolidated Financial Statements for more information.
A majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. For further discussion of the risks associated with foreign operations, see “Part I-Item 1A. Risk Factors-Risks Related to Our International Operations"
Information regarding financial data by geographic areas is set forth in Item 7 and Item 15 of this Form 10-K. See Note 12 of Notes to Consolidated Financial Statements under Item 15.
Backlog
Our sales are primarily made through standard purchase orders for delivery of products. Some orders remain in backlog due to concerns about the credit worthiness of the customer and/or delivery held due to inventory channel. We do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue of financial performance.
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
In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, DragonWave, Mikrotîkls, Mimosa, SAF Tehnika and Trango. In the CPE market, our competitors include Cambium Networks, Mikrotîkls, Ruckus Wireless (Arris) and TP-LINK Technologies. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves.  In the enterprise WLAN market, we primarily compete with Huawei, Aerohive Networks, Aruba Networks (HPE), Ruckus Wireless (Arris), Cisco Meraki and Cisco. In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Mobotix and Vivotek. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
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
We have obtained a number of patents and trademarks in the United States and other countries. We have also filed, and will continue to file, patent applications and trademark applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Any patents or trademarks issued to us now or in the future may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. There can be no assurance that others will not assert intellectual property rights to technologies that are relevant to us or that our intellectual property rights will give us competitive advantage.
We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against infringers and counterfeiters, but these actions may not be successful, even when our rights have been infringed. For further discussion of the risks associated with intellectual property, see “Part I-Item 1A. Risk Factors-Risks Related to Intellectual Property".
Employees
As of June 30, 2018, we employed and or contracted with 843 full time equivalent employees, which included 509 in research and development, 121 in sales, general and administrative and 213 in operations. None of our employees are represented by a labor union or is a party to a collective bargaining agreement. We consider our relations with our employees to be good.
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
Our executive office is located at 685 Third Avenue, 27th Floor, New York, New York 10017. Our website address is www.ubnt.com. The information on, or that can be assessed through, our website is not part of this Annual Report on Form 10-K.
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
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and consumers, primarily through our network of distributors and resellers. We do not employ a traditional direct sales force. Sales to our distributors have accounted for nearly all of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether.
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
As we move into new markets for different types of products, our brand may not be as well-known as the incumbents' brands in those markets. Potential customers may prefer to purchase from their existing suppliers or well-known brands rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants and there is no assurance that our entry into new markets will be successful.
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date the Company has recovered $16.7 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. No additional recoveries were made since fiscal year ended 2016.
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
We believe a significant portion of our growth to date has been driven by the diverse and actively engaged Ubiquiti Community, and our business model is predicated on the assumption that the Ubiquiti Community will continue to provide these benefits. We do not maintain the traditional direct sales force as compared to some of our competitors, but instead utilize digital marketing and the Ubiquiti Community to drive market awareness and demand for our products and solutions. Although the Ubiquiti Community is central to the success of our business, the interactions within the Ubiquiti Community, and participation levels, are largely outside of our control. Any negative information about us or our products in the Ubiquiti Community, whether or not justified, could quickly and materially decrease the demand for our products.
We rely on the Ubiquiti Community to provide network operators, service providers and enterprises with support to install, operate and maintain our products.
We rely on the Ubiquiti Community to provide assistance and other information to network operators, service providers and enterprises for the installation, operation and maintenance of our products. Because we do not generate or control all of the information provided through the Ubiquiti Community, inaccurate information regarding the installation, operation and maintenance of our products could be promulgated by members of the Ubiquiti Community.
Although we moderate and review many postings of Ubiquiti forum to learn of reported problems and assess the accuracy of advice provided by the Ubiquiti Community, we may not devote sufficient time or resources to adequately monitor the quality of Ubiquiti Community information.
Inaccurate information provided through the Ubiquiti Community could lead to poor customer experiences or dissatisfaction with our products, which could negatively impact our reputation and diminish our sales.
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
Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

•	labor strikes or shortages;

•	financial problems of either contract manufacturers or component suppliers;

•	reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry;

•	changes or uncertainty in tariffs, economic sanctions, and other trade barriers; and

•	industry consolidation occurring within one or more component supplier markets, such as the semiconductor market.
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
Our payment of cash dividends will be subject to, among other things, declaration by the Board of Directors of the Company our financial position and results of operations, available cash and cash flow, capital requirements, applicable corporate legal requirements, and other factors. If the Company fails to meet expectations related to dividends, its stock price may decline and which could have a material adverse impact on investor confidence and employee retention. These and other factors may also affect the continuation of, or activity under, our previously announced stock repurchase program. Failure to pay cash dividends could cause the market price of our common stock to decline. The discontinuance of, or lack of activity under, our previously announced stock repurchase program could also result in a lower market price of our common stock.
A general global economic downturn may negatively affect our customers and their ability to purchase our products. A downturn may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue.
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit". As a result of the referendum, it is expected that the United Kingdom government will negotiate the terms of the United Kingdom’s future relationship with the European Union. Although it is unknown what those terms will be, the Brexit has created global economic uncertainty and could cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.
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
With some of our consumer products, we depend on retailers to provide adequate and attractive space for our products in their stores. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our consumer products. If our retailers do not adequately display our products, choose to reduce the space for our products in their stores or locate them in less than premium positioning, choose not to carry some or all of our consumer products or promote competitors’ products over ours, or do not effectively explain to customers the advantages of our consumer products, our sales could decrease and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties, or change the focus of their businesses in a way that deemphasized the sale of our products.
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
We have operations in China, Lithuania, Poland, Latvia, Ukraine, Canada, India, Taiwan, United States and elsewhere. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

•	the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance;

•	fluctuations in currency exchange rates;

•	import and export license requirements, tariffs, economic sanctions, contractual limitations and other trade barriers;

•	increasing labor costs, especially in China;

•	difficulties in managing the geographically remote personnel;

•	the complexities of foreign tax systems and changes in their tax rates and rules;

•	stringent consumer protection and product compliance regulations that are costly to comply with and may vary from country to country;

•	limited protection and enforcement regimes for intellectual property rights in some countries;

•	increased financial accounting and reporting burdens and complexity; and

•	political, social and economic instability in some jurisdictions.
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
We use third-party logistics and warehousing providers located in China and other countries to fulfill the majority of our worldwide sales. We also rely on our third-party logistics and warehousing providers to safeguard, and manage and report on the status of our products at their warehouse and in transit. These service providers may fail to safeguard our products, fail to accurately segregate and report our inventory, or fail to manage and track the delivery of our products, which could have a material adverse effect on our business, operating results and financial condition.
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
We invested in developing our own manufacturing capacity to support our product development and prototyping. To the extent that we may invest in and expand or relocate these manufacturing capabilities, and increasingly rely upon such activities, we will face increased risks associated with:

•	bearing the fixed costs of these activities;

•	directly procuring components and materials;

•	regulatory and other compliance requirements, including import and export license requirements, tariffs, economic sanctions, contractual limitations and other trade barriers;

•	exposure to casualty loss and other disruptions;

•	quality control;

•	labor relations; and

•	our limited experience in operating manufacturing facilities.
Since these activities would be conducted in China and other countries, some of these risks may be more significant due to the less predictable legal and political environment.
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

The foreign policies of governments may be volatile, and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes or other retaliatory trade measures that may cause us to raise prices, prevent us from offering products or providing services to particular entities or markets, may cause us to make changes to our operations, or create delays and inefficiencies in our supply chain. For example, political unrests and uncertainties in Eastern Europe and Middle East may lead to disruptions in commerce in those regions, which would in turn impact our sales to those regions. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.
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
In addition to liability for monetary damages against us or, in certain circumstances, the end users of our products, we may be prohibited from developing, commercializing or continuing to provide certain of our products unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain licenses, our business, operating results and financial condition could be materially affected and we could, for example, be required to cease offering our products or be required to materially alter our products, which could involve substantial costs and time to develop.
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
Our future success also depends on our ability to attract, retain and motivate skilled personnel. All of our employees work for us on an at will basis. Competition for personnel is the industries we participate, particularly for persons with specialized experience in areas such as antenna design and radio frequency equipment. If we are unable to attract and retain the necessary personnel our business, operating results and financial condition could be materially adversely affected.
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
We may also be required to add a traditional direct sales force and customer support personnel to market and support new or existing products, which would cause us to experience substantially lower product margins or increase our operating expenses. Adding a traditional direct sales force or customer support personnel could reduce our operating income and may not be successful.
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
In addition, we may need in the future to build a traditional direct sales force to market and sell our products or provide additional resources or cooperative funds to our distributors. Such changes to our existing sales model would likely result in higher selling, general and administrative expenses as a percentage of our revenues.
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
Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services. We may not be able to control the quality of the systems and services we receive from third party service providers, which could impair our financial reporting and may negatively impact our business operating results and financial condition.
Our debt levels could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in our industry or the economy.
As of June 30, 2018, our balance outstanding under our Term Facility, under the Second Amended & Restated Credit Agreement, was $487.5 million. As of June 30, 2018, we had no outstanding borrowing on our Revolving Facility, under the Second Amended & Restated Credit Agreement. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
If we are unable to integrate future acquisitions successfully, our business operating results and prospects could be harmed.
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
As of August 23, 2018, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The costs of compliance with, and other burdens imposed by, the GDPR and CSL may limit the use and adoption of our products and services and could have an adverse impact on our business, operating results and financial condition.
We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand, operating results and financial condition.
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
The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (OECD) to address base erosion and profit shifting ("BEPS"), and comprehensive U.S. tax reform that, among other things, changes certain U.S. tax rules impacting the way U.S. multinationals are taxed, increased tax uncertainty and may adversely impact our provision for income taxes.
As a global company, we conduct operations in multiple jurisdictions, and therefore our effective tax rate is influenced by the amounts of income and expense attributed to each such jurisdiction and the amount and type of presence in each such jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher tax jurisdictions, or if we were to increase our operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. Additionally, withholding taxes vary by jurisdiction and any changes to our operations in each jurisdiction could result in greater taxation to the company. A number of factors may affect our future effective tax rates including, but not limited to:

•	the interpretation of country-by-country reports and outcome of discussions with various tax authorities regarding intercompany transfer pricing arrangements;

•	changes that involve Ubiquiti’s supply chain outside of the United States;

•	changes in the composition of earnings in countries or states with differing tax rates;

•	the resolution of issues arising from tax audits with various tax authorities,

•	changes to tax laws regarding R&D tax credits;

•	changes in stock-based compensation; and

•	changes in tax law and/or generally accepted accounting principles;
From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies which may impact our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our business, operating results and financial condition.
Changes in applicable tax regulations could negatively affect our financial results.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly changes the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, changing rules regarding the use and carrying of net operating losses, adopting elements of a territorial tax system, assessing a one-time transition tax under revised Section 965 of the Internal Revenue Code on earnings of certain foreign subsidiaries that were previously tax deferred (the "Transition Tax"), imposing a new minimum tax if deductible payments to foreign affiliates exceed a certain threshold, and creating new taxes on certain foreign-sourced earnings. The changes included in the 2017 Tax Act are broad and complex. The 2017 Tax Act is also unclear in some respects and will require interpretations and implementing regulations from the U.S. Treasury and Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation.  The final transition impacts of the 2017 Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.
As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. federal statutory blended rate of 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%
A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the 2017 Tax Act, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. We are continuing to evaluate the overall impact of the 2017 Tax Act on our operations and U.S. federal income tax position. There can be no assurance that changes in the 2017 Tax Act will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company's headquarters are located in New York, NY, which we lease through February, 28, 2021. In addition, we also lease office and building space around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers, and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we have leased offices in Taiwan, Lithuania, Latvia, Poland, India, the Czech Republic, Canada, the Netherlands and elsewhere, including various locations within China and the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.
Below are our material locations as of June 30, 2018.

Location	Sq Ft	Lease expiration	Purpose
New York	6,400	2/28/2021	Corporate Office
Taiwan	52,000	3/31/2021	R & D and administration
Utah	72,000	6/30/2023	Warehouse
Utah	86,000	10/31/2023	Warehouse
Suzhou	93,000	6/16/2020	Manufacturing Facility
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

	Year Ended June 30, 2018
	High	Low
First Quarter	$67.80	$47.78
Second Quarter	$73.21	$54.75
Third Quarter	$82.30	$49.40
Fourth Quarter	$89.99	$68.38

	Year Ended June 30, 2017
	High	Low
First Quarter	$54.73	$37.06
Second Quarter	$59.43	$48.25
Third Quarter	$64.62	$46.49
Fourth Quarter	$53.27	$45.71
As of August 22, 2018, the number of record holders of our common stock was 8. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Stock Performance Graph
The following graph compares the cumulative total stockholder return for our common stock from June 30, 2013 to June 30, 2018, with the comparable cumulative return of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on June 30, 2013 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Ubiquiti Networks, Inc., the NASDAQ Composite Index, and the NASDAQ Computer Index

*100 invested on 6/30/13 in stock or index, including reinvestments of dividends. Fiscal year ending June 30.

Issuer Purchases of Equity Securities
On March 13, 2018, the Board of Directors of the Company approved a $200 million stock repurchase program (the "March Repurchase Program"). Under the March Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. As of March 31, 2018, under the March Repurchase Program, the Company repurchased and retired 757,219 shares of common stock at an average price of $69.48 for an aggregate amount of $52.6 million. This included unpaid stock repurchases of $22.0 million relating to repurchases executed on or prior to March 31, 2018 for trades settled in the fourth quarter of fiscal 2018.
On May 8, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program (the "May Repurchase Program"). Under the May Repurchase Program, the Company is authorized to repurchase up to an additional $200 million of its common stock, along with the remaining balance under March Repurchase Program. During the fourth quarter of fiscal 2018, the Company repurchased and retired 586,924 shares of common stock at an average price of $70.11 for an aggregate amount of $41 million. Both programs expire on June 30, 2019.
As of June 30, 2018, the Company had $106.2 million and $200.0 million available under the March Repurchase Program and May Repurchase Program, respectively.

Common stock repurchase activity under the share repurchase program during the fourth quarter ended June 30, 2018 was as follows (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
April 1, 2018 - April 30, 2018	563,731	$69.72	563,731	$108.1
May 1, 2018 - May 31, 2018	23,193	$79.44	23,193	$306.2
June 1, 2018 - June 30, 2018	—	$—	—	$306.2
Total	586,924	$70.11	586,924	$306.2
Dividends
There were no cash dividends paid on our shares of common stock during the fiscal years ended June 30, 2018 and 2017. The Company's Board of Directors declared $0.25 per share cash dividend payable on September 10, 2018 to shareholders of record at the close of business on September 4, 2018. Any future dividends will be subject to the approval of the Company's Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Unregistered Securities Sold During fiscal 2018
We did not sell any unregistered securities during fiscal 2018.
Item 6. Selected Financial Data
The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2018, 2017 and 2016 and the consolidated balance sheet data as of June 30, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2015 and 2014 and the consolidated balance sheet data as of June 30, 2016, 2015 and 2014 are derived from our consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2018	2017	2016	2015	2014
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues	$1,016,861	$865,268	$666,395	$595,947	$572,464
Cost of revenues (1) (2) (3)	573,289	469,560	341,600	333,760	318,997
Gross profit	443,572	395,708	324,795	262,187	253,467
Operating expenses:
Research and development(1)	74,324	69,094	57,765	54,565	33,962
Sales, general and administrative(1)	43,121	36,853	33,269	21,607	23,560
Business e-mail compromise ("BEC")- (recovery)/ fraud	—	—	(8,294)	39,137	—
Total operating expenses	117,445	105,947	82,740	115,309	57,522
Income from operations	326,127	289,761	242,055	146,878	195,945
Interest expense and other, net	(11,985)	(4,737)	(2,115)	(1,130)	(1,334)
Income before income taxes	314,142	285,024	239,940	145,748	194,611
Provision for income taxes (4) (5)	117,852	27,518	26,324	16,085	17,674
Net income and comprehensive income	$196,290	$257,506	$213,616	$129,663	$176,937
Net income per share of common stock:
Basic	$2.54	$3.16	$2.53	$1.47	$2.02
Diluted	$2.51	$3.09	$2.49	$1.45	$1.97
Weighted average shares used in computing net income per share of common stock:
Basic	77,179	81,478	84,402	88,008	87,772
Diluted	78,331	83,252	85,784	89,569	89,715
Cash dividends paid per common share	$—	$—	$—	$0.17	$—
(1) Includes stock-based compensation as follows
Cost of revenues	$360	$264	$448	$601	$590
Research and development	1,873	1,861	2,296	2,854	2,423
Sales, general and administrative	975	660	975	1,537	1,893
Total stock-based compensation	$3,208	$2,785	$3,719	$4,992	$4,906
(2) Includes purchase commitment termination fee	$—	$—	$—	$5,500	$—
(3) Includes a gain on reversal of change for an export compliance matter	$—	$—	$—	$—	$(1,121)
(4) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(29,091)	$(7,939)	$—	$—	$—
(5) Includes Tax Reform Transition Tax	$116,572	$—	$—	$—	$—

	June 30,
In thousands	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$666,681	$604,198	$551,031	$446,401	$347,097
Working capital	888,436	853,846	637,721	511,212	413,409
Total assets	1,022,577	972,711	747,108	599,372	475,315
Debt – short-term	24,425	14,743	10,993	9,743	(172)
Debt – long-term	460,352	241,821	191,564	86,557	71,590
Total stockholders’ equity	315,748	601,764	440,376	422,154	335,264
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company develops technology platforms for high-capacity distributed Internet access, unified information technology, and next-generation consumer electronics for home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers.
The majority of the Company’s resources consist of entrepreneurial and de-centralized research and development ("R&D"). Ubiquiti does not employ a traditional direct sales force, but instead drives brand awareness through online reviews and publications, its website, its distributors and the company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms were designed from the ground up with a focus on delivering highly-

advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model, we believe has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. We strive to offer solutions that provide an ecosystem which simplifies the users experience and the deployment process of additional hardware.
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
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (WISP's), enterprises and smart homes. Our operator-owner service provider -product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP's to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (WLAN) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is a one element of our business strategy as it enables us to drive:

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

•
Scalable sales and marketing model. We do not maintain the traditional direct sales force as compared to some of our competitors, but instead utilize digital marketing and the Ubiquiti Community to drive market awareness and demand for our products and solutions. We believe this community-propagated viral marketing enables us to reach underserved and underpenetrated markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness of our brand and products.

By reducing the cost of development, sales, marketing and support we are able to offer innovative solutions with disruptive price performance characteristics to our customers.
Key Components of Our Results of Operations and Financial Condition
Revenues

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 12 to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware and management tools. Because we have historically included it free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied post-contract customer support (“PCS”).
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

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 99% of our revenues in the year ended June 30, 2018.

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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. To the extent these tariffs are implemented, they may have a materially unfavorable impact on our gross margins.
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

•
Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a traditional direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations.

Deferred Revenues
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and the collectability of the resulting receivable is reasonably assured. In cases where we lack evidence that all of these criteria have been met, we defer recognition of revenue.
Included in our deferred revenues is a portion related to PCS obligations that we estimate we will fulfill in the future. As of June 30, 2018, and 2017, we had deferred revenues of $12.7 million and $7.9 million, respectively, related to these obligations.
Provisions for Income Taxes
We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  The Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that tax liability is greater than its original estimate. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations.
In connection with our income tax provisions for fiscal year 2018, we have considered the guidance in SAB 118, which allows for the recording of provisional estimates related to the 2017 Tax Act, under ASC 740 when the determination of such amounts are not complete in the period of enactment. To the extent the Company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but the Company was able to determine a reasonable estimate of such effects, we recorded a provisional tax estimate in the financial statements. The primary impact of the 2017 Tax Act in fiscal year 2018 is a reduction of the Company’s federal statutory tax rate from 35% to 28% and taxation of the accumulated unremitted earnings of the Company’s foreign subsidiaries (“Repatriation Tax”). For fiscal year ended June 30, 2018, our tax provisions estimates were impacted by $116.6 million of net charges related to the 2017 Tax Act. The charges comprise of $114.3 million in deemed repatriation tax and $2.3 million for the remeasurement of deferred income taxes. For a discussion of the risks associated with changes in applicable tax regulations, see “Part I-Item 1A. Risk Factors-Risks Related to our Business and Industry- Changes in applicable tax regulations could negatively affect our financial results.”
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
For our sales, evidence of the arrangement consists of an order from a customer. We consider delivery to have occurred once our products have been shipped and title and risk of loss have been transferred. For our sales, these criteria are met at the time the products are transferred to the customer's shipping agent. Our arrangements with majority of our customers do not include provisions for cancellation, returns, inventory swaps or refunds that materially impact recognized revenues.
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
Inventory and Inventory Valuation
The Company's inventories are primarily finished goods and, to a lesser extent, raw materials, which have been either consigned to the Company's contract manufacturers or are held by the Company. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and Net Realizable Value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from the Company's estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
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
The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and materials costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in the following quarter, consistent with the Company's historical inventory turnover.
Income Taxes
We account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish valuation allowances when necessary to reduce deferred tax assets to the amount we expect to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives.
In addition, our calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We may be subject to income tax audits in each of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, we must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, our provision for income taxes would be increased. We review our potential liabilities periodically and, if necessary, record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than our original estimate. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.
Results of Operations
Comparison of Years Ended June 30, 2018 and 2017

	Years Ended June 30,
	2018		2017
	(In thousands, except percentages)
Revenues	$1,016,861	100%	$865,268	100%
Cost of revenues(1)	573,289	56%	469,560	54%
Gross profit	443,572	44%	395,708	46%
Operating expenses:
Research and development(1)	74,324	7%	69,094	8%
Sales, general and administrative(1)	43,121	4%	36,853	4%
Total operating expenses	117,445	11%	105,947	12%
Income from operations	326,127	32%	289,761	33%
Interest expense and other, net	(11,985)	*	(4,737)	*
Income before income taxes	314,142	31%	285,024	33%
Provision for income taxes (2) (3)	117,852	12%	27,518	3%
Net income and comprehensive income	$196,290	19%	$257,506	30%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$360		$264
Research and development	1,873		1,861
Sales, general and administrative	975		660
Total stock-based compensation	$3,208		$2,785
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(29,091)		$(7,939)
(3) Includes 2017 Tax Act Transition Tax	$116,572		$—
Revenues
Revenues increased $151.6 million, or 18%, from $865.3 million in fiscal 2017 to $1.0 billion in fiscal 2018. During fiscal year ended June 30, 2018, there were no material price changes in the Company's products sold. However, the Company continues to introduce new products which may have average selling price and margins different than our legacy products.
Revenues by Product Type

	Years Ended June 30,
	2018		2017
	(in thousands, except percentages)
Service Provider Technology	$446,600	44%	$455,598	53%
Enterprise Technology	570,261	56%	409,670	47%
Total revenues	$1,016,861	100%	$865,268	100%

Service Provider Technology revenues decreased $9.0 million, or 2.0%, from $455.6 million in fiscal 2017, to $446.6 million in fiscal 2018, primarily due to decreased revenue in South America, Europe, the Middle East and Africa ("EMEA") and Asia Pacific, partially offset by an increase in North America.
Enterprise Technology revenues increased $160.6 million, or 39%, from $409.7 million in fiscal 2017, to $570.3 million in fiscal 2018, primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2018 and fiscal 2017

	Years Ended June 30,
	2018		2017
	(in thousands, except percentages)
North America(1)	$410,378	40%	$331,435	38%
South America	92,251	9%	105,511	12%
Europe, the Middle East and Africa ("EMEA")	411,388	41%	334,473	39%
Asia Pacific	102,844	10%	93,849	11%
Total revenues	$1,016,861	100%	$865,268	100%
 (1) Revenue for the United States was $390.6 million and $315.0 million in fiscal 2018 and fiscal 2017, respectively.
North America
Revenues in North America increased $78.9 million, or 24%, from $331.4 million in fiscal 2017 to $410.4 million in fiscal 2018. The year-over-year increase was primarily due to increased revenue from both our Enterprise Technology products and Service Provider Technology products.
South America
Revenues in South America decreased $13.3 million, or 13%, from $105.5 million in fiscal 2017 to $92.3 million in fiscal 2018. The year-over-year decrease was primarily due to decreased revenue from our Service Provider Technology products, partially offset by increased revenue in our Enterprise Technology products.
Europe, the Middle East, and Africa ("EMEA")
Revenues in EMEA increased $76.9 million, or 23%, from $334.5 million in fiscal 2017 to $411.4 million in fiscal 2018. The year-over-year increase was primarily due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue in our Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $9.0 million, or 10%, from $93.8 million in fiscal 2017 to $102.8 million in fiscal 2018. The year-over-year increase was primarily due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue in our Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $103.7 million, or 22%, from $469.6 million in fiscal 2017 to $573.3 million in fiscal 2018. The increase in fiscal 2018 was primarily due to costs increases associated with an overall increase in revenues, including an increase in indirect costs, charges related to obsolete inventory and vendor deposits and loss on purchase commitments that were primarily associated with the Company's FrontRow consumer-oriented product. Due to the lower than expected sales performance of FrontRow, the Company determined it was no longer able to fully recover this inventory and other related commitments.
Gross profit margin decreased to 44% in fiscal 2018 from 46% in fiscal 2017. The decrease was primarily due to a change in the mix of products sold, an increase in indirect costs, and charges related to provisions for obsolete inventory vendor deposits and a loss on purchase commitments recognized during fiscal 2018.
Operating Expenses
Research and Development
Research and development expenses increased $5.2 million, or 8%, from $69.1 million in fiscal 2017 to $74.3 million in fiscal 2018. As a percentage of revenues, research and development expenses decreased from 8% in fiscal 2017 to 7% in fiscal 2018.

The increase in R&D expense in absolute dollars, was primarily due to increases in headcount, and severance associated with terminations and development activities, partially offset by lower non-recurring engineering (NRE) expenses. We continue to increase headcount and development costs, which reflects the increased efforts to broaden our research and development activities to introduce new products and new versions of existing products.
Sales, General and Administrative
Sales, general and administrative expenses increased $6.3 million, or 17%, from $36.9 million in fiscal 2017 to $43.1 million in fiscal 2018. As a percentage of revenues, sales, general and administrative expenses remained flat at 4% for fiscal 2018 and fiscal 2017.
The increase in sales, general and administrative expenses in absolute dollars was primarily related to professional fees and higher employer payroll taxes associated with tax withholding related to net share settlement of equity awards.
Provision for Income Taxes
Our provision for income taxes increased $90.3 million from $27.5 million for fiscal 2017 to $117.9 million for fiscal 2018. Our effective tax rate increased to 37.5% in fiscal 2018 as compared to 9.7% for fiscal 2017. The higher effective tax rate in fiscal 2018 reflects $116.6 million in net charges associated with the 2017 Tax Act. This included $114.3 million provisional estimate of the mandatory Transition Tax expense and $2.3 million of tax expense related to the remeasurement of deferred taxes at the lower tax rate during the period. These charges were partially offset by a tax benefit recognized in fiscal 2018 for $29.1 million related to excess tax benefits from stock based compensation, as compared to $7.9 million benefit recognized in fiscal 2017.
Comparison of Year Ended June 30, 2017 and 2016

	Years Ended June 30,
	2017		2016
	(In thousands, except percentages)
Revenues	$865,268	100%	$666,395	100%
Cost of revenues (1) (2)	469,560	54%	341,600	51%
Gross profit	395,708	46%	324,795	49%
Operating expenses:
Research and development(1)	69,094	8%	57,765	9%
Sales, general and administrative(1)	36,853	4%	33,269	5%
Business e-mail compromise ("BEC") fraud (recovery)	—	—%	(8,294)	(1)%
Total operating expenses	105,947	12%	82,740	13%
Income from operations	289,761	33%	242,055	36%
Interest expense and other, net	(4,737)	*	(2,115)	*
Income before income taxes	285,024	33%	239,940	36%
Provision for income taxes (2)	27,518	3%	26,324	4%
Net income and comprehensive income	$257,506	30%	$213,616	32%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$264		$448
Research and development	1,861		2,296
Sales, general and administrative	660		975
Total stock-based compensation	$2,785		$3,719
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$(7,939)		$—
Revenues
Revenues increased $198.9 million, or 30%, from $666.4 million in fiscal 2016 to $865.3 million in fiscal 2017. The increase in revenues during fiscal 2017 was driven by increased adoption of our Enterprise Technologies products which represented 47% of our total revenue in fiscal 2017 and increased sales of new products offered to our Service Provider community, which represented 53% of our total revenue in fiscal 2017.
There were no material price changes in the Company's products sold during fiscal 2017.

Revenues by Product Type

	Years Ended June 30,
	2017		2016
	(in thousands, except percentages)
Service Provider Technology	$455,598	53%	$418,346	63%
Enterprise Technology	409,670	47%	248,049	37%
Total revenues	$865,268	100%	$666,395	100%

Service Provider Technology revenues increased $37.3 million, or 9%, during fiscal 2017, primarily due to increased revenue for Service Provider Technology products in all regions except Europe, the Middle East, and Africa ("EMEA").
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

	Years Ended June 30,
	2017		2016
	(in thousands, except percentages)
North America(1)	$331,435	38%	$239,526	36%
South America	105,511	12%	85,036	13%
Europe, the Middle East and Africa ("EMEA")	334,473	39%	264,404	39%
Asia Pacific	93,849	11%	77,429	12%
Total revenues	$865,268	100%	$666,395	100%

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
Europe, the Middle East, and Africa ("EMEA")
Revenues in EMEA increased $70.1 million, or 27%, from $264.4 million in fiscal 2016 to $334.5 million in fiscal 2017. The year-over-year increase was primarily due to increased adoption of our Enterprise Technology products, offset, in part, by a decline in Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $16.4 million, or 21%, from $77.4 million in fiscal 2016 to $93.8 million in fiscal 2017. The year-over-year increase was due to increased adoption of our Enterprise Technology products.
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
Sales, General and Administrative
Sales, general and administrative expenses increased $3.6 million, or 11% from $33.3 million in fiscal 2016 to $36.9 million in fiscal 2017. As a percentage of revenues, sales, general and administrative expenses decreased to 4% in fiscal 2017, compared to 5% in fiscal 2016. The increase in sales, general and administrative expenses in absolute dollars was primarily due to an increase in headcount in the administrative function and business development organization, and the overall increases in business development initiatives, partially offset by lower cost for interim management and advisory services to remediate internal control weaknesses. As a percentage of revenue, sales, general and administrative expenses decreased primarily due to our overall increase in revenue.
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
Provision for Income Taxes
Our provision for income taxes increased $1.2 million from $26.3 million for fiscal 2016 to $27.5 million for fiscal 2017. Our effective tax rate decreased to 9.7% in fiscal 2017 as compared to 11.0% for fiscal 2016. The effective tax rate decrease in fiscal 2017 was primarily due to tax benefit recognition as a result of the adoption of ASU 2016-09 of $7.9 million.
Liquidity and Capital Resources
Sources and Uses of Cash
Our operations primarily have been funded through cash generated by operations and the availability of additional funds, under the Facilities. In fiscal 2018 we generated $322.9 million of free cash flow and used $260.4 million for financing activities, which was primarily driven by stock repurchases. We had cash and cash equivalents of $666.7 million, $604.2 million and $551.0 million at June 30, 2018, 2017 and 2016, respectively.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$332,047	$112,036	$197,508
Net cash (used in) investing activities	(9,115)	(7,232)	(6,248)
Net cash (used in) financing activities	(260,449)	(51,637)	(86,630)
Net increase in cash and cash equivalents	$62,483	$53,167	$104,630

Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2018 consisted primarily of net income of $196.3 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $105.6 million. This net change was primarily driven by inflows arising from a $103.8 million increase in taxes payable primarily due to charges associated with the recent enactment of tax legislation, a $36.0 million decrease in inventory and $4.8 million decrease in vendor deposit, offset in part by $34.0 million increase in accounts receivable due to overall higher revenues. Overall, cash inflows from operating activities were driven by our net income for the period, which included non-cash adjustments primarily due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, increases to our provision for loss on vendor deposits and purchase commitments, and decreases to our deferred taxes. The net of these non-cash adjustments resulted in an increase to our net cash provided by operating activities of $30.2 million.
Net cash provided by operating activities in fiscal 2017 consisted primarily of net income of $257.5 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $157.1 million. These net changes consisted primarily of a $87.0 million increase in inventory and $22.7 million increase in vendor deposits, due to an increase in warehouse stock levels in order to better support customers, support new product releases and reduce lead times, a $58.2 million increase in accounts receivable, offset in part by changes in operating assets and liabilities resulting in cash inflows, including a $7.2 million increase in accounts payable and accrued liabilities due to timing of payments. Overall, cash inflow from operating activities were driven by our net income, which included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, and a decrease to our provision for losses on deposits with our vendors. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $11.7 million.
Net cash provided by operating activities in fiscal 2016 consisted primarily of net income of $213.6 million partially offset by net changes in operating assets and liabilities that resulted in net cash outflows of $27.1 million. This net change was primarily driven by outflows arising from a $20.0 million increase in inventory and a $9.3 million increase in vendor deposits, a $16.7 million increase in accounts receivable, offset in part by increases in various liabilities. Overall, cash inflows from operating activities were driven by our net income, which included non-cash adjustments due to stock-based compensation, depreciation and amortization, increases to our provision for inventory obsolescence, decreases to our provision for losses on deposits with our vendors, decreases in our allowance for doubtful accounts and taxes. The net of these non-cash adjustments resulted in an increase of our net cash provided by operating activities of $11.0 million.
Cash Flows from Investing Activities
We used $9.1 million of cash in investing activities during fiscal 2018. Our investing activities consist of capital expenditures and purchases of intangible assets. Capital expenditures for fiscal 2018, fiscal 2017 and fiscal 2016 were $9.0 million, $7.1 million, and $5.9 million, respectively.
Cash Flows from Financing Activities
We used $260.4 million of cash in financing activities during fiscal 2018. During fiscal 2018, we generated $230.3 million of net funds from borrowing and repayments under the Company's credit facilities throughout the year (including net borrowing and repayments under our Second Amended & Restated Credit Agreement), offset in part by financing cash outflows of $445.0 million related to the repurchase of our common stock and $40.6 million of cash outflows associated with tax withholding related to net share settlement of equity awards.
We used $51.6 million of cash in financing activities during fiscal 2017. During fiscal 2017 we paid $105.2 million for repurchase of common stock. We also made principal repayments of $11.3 million on our outstanding Term Facility and $34.0 million on our Revolving Facility. These cash outflows were offset in part by financing cash inflows of $99.0 million related to draws under our Revolving Facility.
We used $86.6 million of cash in financing activities during fiscal 2016, primarily driven by repurchasing $193.5 million of our common stock. We also made repayments of $10.0 million on our outstanding term loan debt and $14.0 million on our outstanding revolving loans under the Amended Credit Agreement during fiscal 2016. These cash outflows were offset in part by financing cash inflows, including the draws made under the Revolving Facility totaling $130.0 million.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities, will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. As of June 30, 2018, we held $105.4 million of our $666.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S. As a result of the 2017 Tax Act passed in December 2017, we expect to have flexibility to repatriate foreign earnings without additional significant U.S. tax impact going forward beyond our existing Transition Tax liabilities. See Note 11 in our consolidated financial statements for additional information regarding our Transition Tax liabilities. For a discussion of the risks associated with changes in applicable tax regulations, see “Part I-Item 1A. Risk Factors-Risks Related to our Business and Industry- Changes in applicable tax regulations could negatively affect our financial results.”
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2018:

	Payments Due by Period
	Year 1	1-3 Years	3-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$7,324	$11,150	$3,166	$314	$21,954
Debt payment obligations	25,000	75,000	387,500	—	487,500
Interest and other payments on debt payment obligations	20,934	38,277	24,500	—	83,711
Purchase obligations	27,453	—	—	—	27,453
Repatriation Tax	12,617	17,687	17,687	66,327	114,318
Other obligations	435	—			435
Total	$93,763	$142,114	$432,853	$66,641	$735,371
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
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and recorded $3.7 million purchase obligation liability related to FrontRow. There have been no other significant liabilities for cancellations recorded for fiscal 2018. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $26.1 million for finished goods and $1.3 million for raw materials as of June 30, 2018. Additionally, we may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $130 million to $200 million as of June 30, 2018, depending upon the timing of orders placed for these components by our manufacturers.

Transition Tax
The Company also had obligations of $114.3 million as of June 30, 2018, related to Transition Tax as further described in Note 11. These obligations are included within Income tax payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
We had other obligations of $0.4 million as of June 30, 2018, which consisted primarily of commitments related to tooling, research and development projects.
Unrecognized Tax Benefits
As of June 30, 2018, we had $29.1 million and an additional $3.0 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2018 or 2017.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities as of June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018 and 2017, we had no off-balance sheet arrangements other than those indemnification agreements described above.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2018, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.8 million over the next twelve months.
We had cash and cash equivalents of $666.7 million and $604.2 million as of June 30, 2018 and 2017, respectively. These amounts were held primarily in cash deposit accounts in U.S dollars. The fair value of our cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $4.0 million.
Item 8. Financial Statements and Supplementary Data
The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2018.

The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Executive Compensation”, “2017 Pay Ratio”, “Proposal One Election of Directors—Directors’ Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.6	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.7	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.8†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.9	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.10	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.11	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.12	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.13	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.14	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.15	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018	X

10.16	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.				X

23.2	Consent of independent registered public accounting firm				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

UBIQUITI NETWORKS, INC.

Dated:	August 24, 2018	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 24, 2018	By:	/s/ Kevin Radigan
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

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2018

/s/ Kevin Radigan Kevin Radigan	Chief Accounting Officer (Principal Financial and Accounting Officer)	August 24, 2018

/s/ Ronald A. Sege Ronald A. Sege	Director	August 24, 2018

/s/ Rafael Torres Rafael Torres	Director	August 24, 2018

/s/ Michael E. Hurlston Michael E. Hurlston	Director	August 24, 2018

UBIQUITI NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Networks, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ubiquiti Networks, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended June 30, 2018 and 2017 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
New York, New York
August 24, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ubiquiti Networks, Inc.

In our opinion, the consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the year ended June 30, 2016 present fairly, in all material respects, the results of operations and cash flows of Ubiquiti Networks, Inc. and its subsidiaries for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California

August 22, 2016, except for the change in the manner in which the Company accounts for debt issuance costs, as to which the date is August 25, 2017.

UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$666,681	$604,198
Accounts receivable, net of allowance for doubtful accounts of $453 and $440 at June 30, 2018 and June 30, 2017 respectively	174,521	140,561
Inventories	102,220	142,048
Vendor deposits	39,029	54,082
Prepaid income taxes	—	2,419
Prepaid expenses and other current assets	18,901	9,026
Total current assets	1,001,352	952,334
Property and equipment, net	14,328	12,916
Long-term deferred tax assets	3,106	5,133
Other long–term assets	3,791	2,328
Total assets	$1,022,577	$972,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,098	$49,008
Income taxes payable	5,780	1,707
Debt - short-term	24,425	14,743
Other current liabilities	68,613	33,030
Total current liabilities	112,916	98,488
Long-term taxes payable	127,719	28,023
Debt - long-term	460,352	241,821
Other long-term liabilities	5,842	2,615
Total liabilities	706,829	370,947
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
74,072,521 and 80,275,965 outstanding at June 30, 2018 and June 30, 2017, respectively	74	80
Additional paid–in capital	393	525
Retained earnings	315,281	601,159
Total stockholders’ equity	315,748	601,764
Total liabilities and stockholders’ equity	$1,022,577	$972,711
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2018	2017	2016
Revenues	$1,016,861	$865,268	$666,395
Cost of revenues	573,289	469,560	341,600
Gross profit	443,572	395,708	324,795
Operating expenses:
Research and development	74,324	69,094	57,765
Sales, general and administrative	43,121	36,853	33,269
Business e-mail compromise ("BEC") fraud (recovery)	—	—	(8,294)
Total operating expenses	117,445	105,947	82,740
Income from operations	326,127	289,761	242,055
Interest expense and other, net	(11,985)	(4,737)	(2,115)
Income before income taxes	314,142	285,024	239,940
Provision for income taxes	117,852	27,518	26,324
Net income and comprehensive income	$196,290	$257,506	$213,616
Net income per share of common stock:
Basic	$2.54	$3.16	$2.53
Diluted	$2.51	$3.09	$2.49
Weighted average shares used in computing net income per share of common stock:
Basic	77,179	81,478	84,402
Diluted	78,331	83,252	85,784
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balances at June 30, 2015	87,413,777	$87	$—	$422,067	$422,154
Net income and comprehensive income	—	—	—	213,616	213,616
Stock options exercised	171,263	—	1,106	—	1,106
Restricted stock units issued, net of tax withholdings	104,436	—	(1,223)	—	(1,223)
Repurchase of common stock	(6,022,347)	(6)	(4,606)	(195,388)	(200,000)
Stock-based compensation expense	—	—	3,719	—	3,719
Tax impact of employee stock transaction	—	—	1,004	—	1,004
Balances at June 30, 2016	81,667,129	82	—	440,295	440,376
Net income and comprehensive income	—	—	—	257,506	257,506
Stock options exercised	502,350	—	1,436	—	1,436
Restricted stock units issued, net of tax withholdings	88,897	—	(1,594)	—	(1,594)
Repurchases of Common Stock	(1,982,411)	(2)	(2,102)	(96,641)	(98,745)
Stock-based compensation expense	—	—	2,785	—	2,785
Balances at June 30, 2017	80,275,965	80	525	601,159	601,764
Net income and comprehensive income	—	—	—	196,290	196,290
Stock options exercised	1,484,110	2	1,537	—	1,539
Payroll taxes settled on Option Exercises	(582,497)	(1)	—	(40,623)	(40,624)
Restricted stock units issued, net of tax withholdings	57,255	—	(1,415)	—	(1,415)
Repurchases of Common Stock	(7,162,312)	(7)	(3,462)	(441,545)	(445,014)
Stock-based compensation expense	—	—	3,208	—	3,208
Balances at June 30, 2018	74,072,521	$74	$393	$315,281	$315,748
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income and comprehensive income	$196,290	$257,506	$213,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,310	7,103	6,037
Amortization of debt issuance costs	751	256	257
Write off unamortized debt issuance costs	489	—	—
Provision for inventory obsolescence	2,336	2,479	747
Provisions/(Recovery) for loss on vendor deposits & purchase commitments	14,891	(1,096)	(973)
Write-off of software development costs	—	—	2,505
Deferred taxes	2,027	(938)	(1,145)
Excess tax benefit from employee stock-based awards	—	—	(1,004)
Stock-based compensation	3,208	2,785	3,719
Other, net	(849)	1,081	823
Changes in operating assets and liabilities:
Accounts receivable	(33,973)	(58,164)	(16,685)
Inventories	35,974	(86,988)	(20,012)
Vendor Deposits	4,798	(22,730)	(9,285)
Prepaid income taxes	2,419	(2,120)	2,267
Prepaid expenses and other assets	(9,404)	(3,061)	190
Accounts payable	(34,596)	(2,554)	7,720
Income taxes payable	103,769	5,041	4,777
Deferred revenues	4,941	3,649	709
Accrued liabilities and other current liabilities	31,666	9,787	3,245
Net cash provided by operating activities	332,047	112,036	197,508
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(9,115)	(7,232)	(6,248)
Net cash (used in) investing activities	(9,115)	(7,232)	(6,248)
Cash Flows from Financing Activities:
Proceeds from borrowing under the Second Amended & Restated Facility- Term	500,000	—	—
Proceeds from borrowing under the Amended Credit Facility- Revolver	218,500	99,000	130,000
Repayment against Amended Credit Facility- Revolver	(399,500)	(34,000)	(14,000)
Repayment against Amended Credit Facility- Term	(76,250)	(11,250)	(10,000)
Repayment against Second Amended & Restated Facility- Term	(12,500)	—	—
Debt Issuance Costs	(5,186)	—	—
Repurchases of common stock	(445,014)	(105,229)	(193,517)
Proceeds from exercise of stock options	1,539	1,436	1,106
Excess tax benefit from employee stock-based awards	—	—	1,004
Tax withholding related to net share settlement of equity awards	(40,623)	—	—
Tax withholdings related to net share settlements of restricted stock units	(1,415)	(1,594)	(1,223)
Net cash (used in) financing activities	(260,449)	(51,637)	(86,630)
Net increase in cash and cash equivalents	62,483	53,167	104,630
Cash and cash equivalents at beginning of year	$604,198	551,031	446,401
Cash and cash equivalents at end of year	$666,681	$604,198	$551,031
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$9,605	$25,743	$18,531
Interest paid	$11,377	$5,194	$2,351
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$—	$—	$6,483
Unpaid property and equipment and other long-term assets	$144	$458	$406
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2018, 2017 and 2016 as fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Basis of Presentation— The Company's consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principle ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.
The Company has wholly owned subsidiaries in Canada, Cayman Islands, Hong Kong, China, Czech Republic, India, Latvia, Lithuania, Poland and Ukraine. The Company's Hong Kong subsidiary also operates a branch office in Taiwan.
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
Segments
Management has determined that it operates as one reportable and operating segment as the Company's Chief Executive Officer, who is the Company's chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a segment basis. Further information regarding Segments can be found in Note 12, to the consolidated financial statements.
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
For the Company’s sales, evidence of the arrangement consists of an order from a customer. The Company considers delivery to have occurred once its products have been shipped and title and risk of loss have been transferred. For the Company’s sales, these criteria are met at the time the products are transferred to the customer. The Company’s arrangements with majority of our customers do not include provisions for cancellation, returns, inventory swaps or refunds that would materially impact recognized revenues.
Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are classified as cost of revenue.
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
Key factors considered by the Company in developing the BESP for PCS include reviewing the activities of specific employees engaged in support and software development to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2018 and 2017, the Company had deferred revenues of $12.7 million and $7.9 million, respectively, related to these obligations.
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
Inventory and Inventory Valuation
The Company's inventories are primarily finished goods and, to a lesser extent, raw materials, which have been either consigned to the Company's contract manufacturers or are held by the Company. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and Net Realizable Value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves numerous judgments including estimating average selling prices based up recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from the Company's estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company's forecast of customer demand. Customer demand is dependent on many factors and requires the Company to use significant judgment in our forecasting process. The Company also makes assumptions regarding the rate at which new products will be accepted in the marketplace and which customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company's gross margin. If the Company ultimately sells inventory that has been previously written down, the Company's gross margins in future periods would be positively impacted.
The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and material costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in the following quarter, consistent with the Company's historical inventory turnover.
Product Warranties
The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations and comprehensive income within cost of revenues. The warranties are typically in effect for 12 months from the distributor’s purchase date of the product. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates. Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.
Allowance for Doubtful Accounts
The Company records its allowance for doubtful accounts based on its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company's customers, current economic conditions and other factors that may affect the customers' abilities to pay.
In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its obligations to the Company, the Company records a specific allowance against amounts due from the customer, and thereby reduces the net recognized receivable to the amounts it reasonably believes will be collected.
The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2018	2017	2016
Beginning balance	$440	$48	$1,071
Charged to (released from) expenses	13	392	(1)
Bad debt write-offs	—	—	(1,022)
Ending balance	$453	$440	$48
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
Long Lived Assets
In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment loss for fiscal years 2018 and 2017. In fiscal year 2016, the Company recorded a $2.5 million impairment charge for capitalized software development costs due to the cancellation of the commercial launch of certain software in development.
Property and Equipment
Furniture, fixtures and equipment are recorded at cost. The Company capitalizes eligible costs to acquire or develop internal-use software, which is included as property and equipment on the Company's consolidated balance sheets. Capitalized costs primarily include payroll and payroll-related costs and facilities costs.
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
Intangible Assets
The Company’s intangible assets consist primarily of legal costs associated with application for and registration of the Company’s trademarks. The Company amortizes all definite-lived intangible assets that are subject to amortization over the estimated useful life based on economic benefit, which is generally 5 years. All patent filing and defense costs are expensed as incurred, however, to date these costs have not been significant.
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
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expenses
Income Taxes
The Company accounts for income taxes in accordance with accounting guidance (ASC 740) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives. In addition, the Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that tax liability is greater than its original estimate. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
Stock-based Compensation
In accordance with the authoritative guidance for share-based payments (ASC 718), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2018, fiscal 2017, or fiscal 2016. Restricted stock units are valued based on the fair value of the Company's common stock on the date of grant. Since the Company's initial public offering on October 14, 2011, the fair value of our common stock is determined using the closing market price of the Company's common stock as of the date of grant.
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
Recent Accounting Pronouncements

In December 2017, the SEC issued SAB 118 to address concerns about reporting entities' ability to timely comply with the accounting requirements to recognize all the effects of the 2017 Tax Act in the period of enactment which was codified by the FASB in March 2018, through the issuance of ASU 2018-05. SAB 118 allows disclosure that timely determination of some or all of the income tax effect from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has provided a reasonable estimate in Note 11 to the consolidated financial statement.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which generally requires operating lessee rights and obligations to be recognized as assets and liabilities on the balance sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. When the standard is adopted, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. The Company is evaluating the anticipated impact of adopting the ASU on the consolidated financial statements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. The new standard will be effective for the Company’s first quarter of fiscal year 2019. Topic 606 may be applied retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company has completed its evaluation of the impact of adopting Topic 606 on its consolidated financial statements and related financial statement disclosures, including the transition method for its adoption of this standard in fiscal 2019. The Company has elected to select the Modified Retrospective method. Based upon our analysis performed to date, we do not expect the adoption of Topic 606 to have a material impact on the Company's consolidated financial statements.
NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities. Additionally, as of June 30, 2018, we held $105.4 million of our $666.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States.
As of June 30, 2018, the Company had debt associated with its Second Amended & Restated Credit Agreement (see Note 7) and as June 30, 2017, the Company had debt associated with its Amended Credit Agreement, which are carried at historical cost. The fair value of the Company's debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of June 30, 2018 and 2017, the fair value of the Company's debt carried at historical cost was $487.5 million and $257.3 million, respectively.
NOTE 4—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2018	2017	2016
Numerator:
Net income and comprehensive income	$196,290	$257,506	$213,616
Denominator:
Weighted-average shares used in computing basic net income per share	77,179	81,478	84,402
Add—dilutive potential common shares:
Stock options	1,074	1,670	1,275
Restricted stock units	78	104	107
Weighted-average shares used in computing diluted net income per share	78,331	83,252	85,784
Net income per share of common stock:
Basic	$2.54	$3.16	$2.53
Diluted	$2.51	$3.09	$2.49

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2018	2017	2016
Restricted stock units	2	18	8
NOTE 5—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2018	2017
Finished goods	$96,747	$133,832
Raw materials	5,473	8,216
Total	$102,220	$142,048
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,
	2018	2017
Testing equipment	$8,577	$7,587
Computer and other equipment	6,265	5,740
Tooling equipment	9,594	7,828
Furniture and fixtures	1,890	1,528
Leasehold improvements	10,106	6,424
Software	6,032	5,601
Property and Equipment, Gross	42,464	34,708
Less: Accumulated depreciation	(28,136)	(21,792)
Property and Equipment, net	$14,328	$12,916
The Company recorded depreciation expense of $7.2 million, $6.8 million and $5.7 million in fiscal 2018, 2017 and 2016, respectively.
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2018	2017
Intangible assets, net (1)	$460	$437
Other long-term assets	3,331	1,891
Total	$3,791	$2,328
(1) - Accumulated amortization was $1.3 million and $1.2 million as of June 30, 2018 and June 30, 2017, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,
	2018	2017
Accrued expense	$18,241	$9,826
Accrued compensation and benefits	3,091	2,467
Warranty accrual	3,840	3,601
Deferred revenue - short term	8,509	5,254
Customer deposits	770	1,905
Reserve for sales returns	1,219	3,600
Other payables	32,943	6,377
Total	$68,613	$33,030
Other Long Term Liabilities

	June 30,
	2018	2017
Deferred Revenue- long term	$4,275	$2,588
Other long-term liabilities	1,567	27
Total	$5,842	$2,615
NOTE 6—ACCRUED WARRANTY
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2018	2017
Beginning balance	$3,601	$2,236
Accruals for warranties issued during the period	6,403	6,911
Changes in liability for pre-existing warranties during the period	$(692)	$(92)
Settlements made during the period	(5,472)	(5,454)
Total	$3,840	$3,601
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
On June 29, 2018, Ubiquiti Networks, Inc., the Cayman Borrower and certain subsidiaries entered into the First Amendment to the Second Amended and Restated Credit Agreement and Joinder Agreement (the “Joinder Agreement”). The Joinder Agreement added certain subsidiary of Cayman Borrower to the loan documents as a guarantor.
Our Debt consisted of the following (in thousands):

	June 30,
	2018	2017
Term Loan - short term	$25,000	$15,000
Debt issuance costs, net	(575)	(257)
Total Debt - short term	24,425	14,743
Term Loan - long term	462,500	61,250
Revolver - long term	—	181,000
Debt issuance costs, net	(2,148)	(429)
Total Debt - long term	$460,352	$241,821
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
Second Amended & Restated Credit Agreement
Under the Second Amended & Restated Credit Agreement, during the fiscal year ended June 30, 2018, the Company made aggregate payments of $17.4 million against the balance under the Term Facility, of which $12.5 million was repayment of principal and $4.9 million was payment of interest.
As of June 30, 2018, we had no outstanding borrowings on our $400 million Revolving Facility.
As of June 30, 2018, the interest rate on the Term Facility was 4.11%. As of July 30, 2018, the most currently available reset date, the Term Facility has an interest rate of 3.82%.
Amended Credit Agreement
Under the Amended Credit Agreement, during the fiscal year ended June 30, 2018, the Company made aggregate payments of $77.4 million against the balance under the senior secured term facility, of which $76.3 million was a repayment of principal and $1.1 million was payment of interest.
Under the Amended Credit Agreement during the fiscal year ended June 30, 2018, the Company made a payment of $404.8 million against the balance under the senior secured credit revolving facility, of which $399.5 million was a repayment of principal and $5.3 million was payment of interest.
The following table summarizes our debt payment obligations as of June 30, 2018 (in thousands):

Fiscal Year	2019	2020	2021	2022	2023	Thereafter	Total
Debt payment obligations(1)	$25,000	$31,250	$43,750	$50,000	$337,500	$—	$487,500
Interest and other payments on debt payment obligations (2)	20,934	19,914	18,363	16,379	8,121	—	83,711
Total	$45,934	$51,164	$62,113	$66,379	$345,621	$—	$571,211
(1)- Debt Payment obligation reported above excludes unamortized Debt Issuance Costs.
(2) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2018.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases its headquarters in New York, New York and other locations under non-cancelable operating leases that expire at various dates through 2023.
At June 30, 2018, future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Year	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$7,324	$6,526	$4,624	$1,790	$1,376	$314	$21,954
Rent expense under operating leases was $6.6 million, $6.7 million and $5.0 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and recorded $3.7 million purchase obligation liability related to FrontRow. There have been no other significant liabilities for cancellations recorded for fiscal 2018. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $26.1 million for finished goods and $1.3 million for raw materials as of June 30, 2018. Additionally, we may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $130 million to $200 million as of June 30, 2018, depending upon the timing of orders placed for these components by our manufacturers.
Other Obligations
The Company had other obligations of $0.4 million as of June 30, 2018, which consisted primarily of commitments related to research and development projects.
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
Synopsys
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act (“DMCA”). On March 28, 2017, Synopsys filed an amended complaint alleging (i) additional claims under the DMCA, (ii) claims under the Anti-Counterfeiting Act, and (iii) claims for label trafficking, fraud, civil RICO and negligent misrepresentation. On April 11, 2017, the Company moved to dismiss all but the initial DMCA claim in the amended complaint and its subsidiary moved to dismiss for lack of personal jurisdiction and joined the Company’s motion to dismiss certain claims. On August 15, 2017, the court issued an order granting the Company’s motion to dismiss the Anti- Counterfeiting Act claim and certain of the predicate acts alleged under the civil RICO claim. The court denied the motion to dismiss the remaining claims, and denied the subsidiary’s motion to dismiss for lack of jurisdiction. On September 5, 2017, Synopsys filed a Second Amended Complaint. On September 19, 2017, the defendants answered, and Ubiquiti Networks International Limited (“UNIL”) filed counterclaims for (1) declaratory judgment under 17 U.S.C. § 1201, (2) violation of 18 U.S.C. § 1030, the Computer Fraud and Abuse Act, (3) violation of California Penal Code § 502, the Computer Data Access Fraud Act, (4) trespass to personal property and chattels, (5) conversion, (6) civil RICO pursuant to 18 U.S.C. § 1962(c), (7) RICO conspiracy pursuant to 18 U.S.C. § 1962(d), and (8) common law fraud. The Company also moved for leave to amend its existing counterclaims against Synopsys, for breach of contract and declaratory judgment under 17 U.S.C. § 1201, to include the counterclaims filed by UNIL.  On October 3, 2017, Synopsys filed its opposition to the Company’s motion for leave to amend its counterclaims, as well as a motion to dismiss UNIL’s counterclaims and an anti-SLAPP motion to strike state law claims by both the Company and UNIL. On March 13, 2018, the Judge granted the motion to dismiss UNIL's counterclaims and denied the Company's request for leave to amend its counterclaims. On June 7, 2018, Synopsys filed a Third Amended Complaint. The Third Amended Complaint includes new allegations relating to alleged predicate acts for the RICO claims but it does not add any new causes of action beyond those that were included in the Second Amended Complaint. The Company answered the Third Amended Complaint on June 21, 2018. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also recently filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board.  On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion.
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
Shareholder Class Actions
On February 21, 2018, a purported class action, captioned Paul Vanderheiden v. Ubiquiti Networks, Inc. et al., No. 18-cv-01620 (the "Vanderheiden Action"), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers.  The Vanderheiden Action complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported overstatements of the Company’s online community user engagement metrics and accounts receivable.  On February 28, 2018 and March 13, 2018, substantially similar purported class actions, captioned Xiya Qian v. Ubiquiti Networks, Inc. et al., No. 18-cv-01841 (the “Qian Action”) and John Kho v. Ubiquiti Networks, Inc. et al., No. 18-cv-02242 (the "Kho Action", together with the Vanderheiden Action and the Qian Action, the “Class Actions”), respectively, were filed in the United States District Court for the Southern District of New York.  Plaintiff Xiya Qian has moved to be appointed lead plaintiff, and Plaintiff John Kho has opposed Plaintiff Qian’s motion and sought to have himself appointed lead plaintiff. The issue is pending before the court. Within ten days of the court’s order appointing lead plaintiff and lead counsel, Plaintiffs are required either to inform defendants that a consolidated class action complaint will be served within 60 days or notify defendants that one of the original complaints will be the operative complaint, and defendants will have 60 days thereafter in which to respond
While the Company believes that the Class Actions are without merit and plans to vigorously defend itself against these claims, there can be no assurance that the Company will prevail in the lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with these litigations.
Shareholder Derivative Action & Section 220 Demand

On March 13, 2018, Anthony Franchi filed a shareholder derivative complaint in the Superior Court of the State of California, County of San Mateo against the Company’s directors, and certain of its officers (the "Franchi Action"). The Company is named as a nominal defendant. The complaint asserts claims against all individual defendants for breach of fiduciary duty for disseminating false and misleading information and failure to maintain internal controls and unjust enrichment. Additional claims are asserted against Robert Pera for breach of fiduciary duty for insider selling and misappropriation of information, as well as the violation of California Corporations Code § 25402. The allegations in support of these claims are similar to the allegations made in the Class Actions. Plaintiff seeks a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged breaches of fiduciary duty by the individual defendants, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, a judgment directing the Company to reform its governance and internal procedures, and attorneys’ fees and other costs. The Company has moved for a stay of the derivative action pending resolution of the Class Action. The court denied the Company's motion, but stayed discovery until the resolution of any motion to dismiss the Class Actions. Responses to the complaint are due on August 27, 2018 with motions to dismiss to be heard on November 30, 2018.

On June 4, 2018, Richard Gericke served a demand to inspect the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company is responding to Gericke’s requests for records. In addition to serving his Section 220 demand, Gericke has moved for leave to intervene in the Franchi Action. Gericke’s motion to intervene is set to be argued on October 26, 2018.

On June 1, 2018, a second shareholder derivative complaint was filed in the Supreme Court of the State of New York, County of New York by Eric Carlson against the Company’s directors and certain of its officers. The Company is named as a nominal defendant. The complaint asserts claims against all defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. As with the complaint in the Franchi Action, the allegations in support of these claims are similar to the allegations made in the Class Actions. Plaintiff seeks a declaration that the individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, a judgment on behalf of the Company of the damages sustained by the individual defendants’ alleged wrongdoing, a declaration that the Company and individual defendants take action to reform and improve corporate governance and internal procedures, an award to the Company of restitution from the individual defendants, and an award to Plaintiff of the costs and disbursements of the action, including attorneys’ fees. The Company’s response to the complaint is due August 31, 2018.
NOTE 9—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases
On March 13, 2018, the Board of Directors of the Company approved a $200 million stock repurchase program (the "March Repurchase Program"). Under the March Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. As of March 31, 2018, under the March Repurchase Program, the Company repurchased and retired 757,219 shares of common stock at an average price of $69.48 for an aggregate amount of $52.6 million. This included unpaid stock repurchases of $22.0 million relating to repurchases executed on or prior to March 31, 2018 for trades settled in the fourth quarter of fiscal 2018.
On May 8, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program (the "May Repurchase Program"). Under this the May Repurchase Program, the Company is authorized to repurchase up to an additional $200 million of its common stock, along with the remaining balance under the March Repurchase Program. During the fourth quarter of fiscal 2018, the Company repurchased and retired 586,924 shares of common stock at an average price of $70.11 for an aggregate amount of $41 million. Both programs expire on June 30, 2019.
As of June 30, 2018, the Company had $106.2 million and $200.0 million available under the March Repurchase Program and May Repurchase Program, respectively.
The following table summarizes activity related to our stock repurchase programs for the fiscal year end as indicated (in millions, except average price per share):

	June 30,
	2018	2017	2016
Number of shares repurchased and retired	7.2	2.0	6.0
Average price per share	$62.13	$49.81	$33.21
Aggregate purchase price	$445.0	$98.7	$200.0
Remaining authorization at the end of the period	$306.2	$1.3	$—

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
As of June 30, 2018, the Company had 10,587,797 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2018, 2017 and 2016 (in thousands):

	Years Ended June 30,
	2018	2017	2016
Cost of revenues	$360	$264	$448
Research and development	1,873	1,861	2,296
Sales, general and administrative	975	660	975
	$3,208	$2,785	$3,719

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2018, 2017 and 2016:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2015	2,301,144	$2.38	3.82	$67,969
Exercised	(171,263)	$6.46
Forfeitures and cancellations	(4,574)	$13.82
Balance, June 30, 2016	2,125,307	$2.03	2.65	$77,850
Exercised	(502,350)	$2.86
Forfeitures and cancellations	(1,356)	$11.72
Balance, June 30, 2017	1,621,601	$1.76	1.55	$81,413
Exercised	(1,484,110)	$1.08
Balance, June 30, 2018	137,491	$9.15	3.62	$10,390
Vested and expected to vest as of June 30, 2018	137,491	$9.15	3.62	$10,390
Vested and exercisable as of June 30, 2018	137,491	$9.15	3.62	$10,390
Additional information regarding options outstanding as of June 30, 2018 is as follows:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.01 - $8.30	36,878	2.28	$3.61
$8.31 - $11.74	84,514	4.23	$10.69
$11.75 - $14.99	11,673	3.46	$12.65
$15.00 - $18.48	2,676	3.42	$15.33
$18.49 - $19.99	1,750	3.48	$18.92
	137,491
During fiscal 2018, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $102.0 million, $24.8 million, and $4.9 million, respectively, as determined as of the date of option exercise.
As of June 30, 2018, the Company had no unrecognized compensation cost related to stock options.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any stock options during fiscal 2018, fiscal 2017, or fiscal 2016.
Forfeiture rate. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, the Company may be required to record adjustments to stock based compensation expense in future periods.
Cash received from stock option exercises during fiscal 2018, 2017 and 2016 was $1.5 million, $1.4 million and $1.1 million, respectively.
Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2016	400,635	$26.95
RSUs granted	132,746	$31.38
RSUs vested	(141,159)	$23.54
RSUs canceled	(120,251)	$31.84
Non-vested RSUs, June 30, 2016	271,971	$28.72
RSUs granted	72,023	$55.33
RSUs vested	(120,649)	$25.29
RSUs canceled	(42,972)	$33.45
Non-vested RSUs, June 30, 2017	180,373	$40.51
RSUs granted	69,188	$64.66
RSUs vested	(78,358)	$38.09
RSUs canceled	(27,103)	$41.45
Non-vested RSUs, June 30, 2018	144,100	$53.24
The intrinsic value of RSUs vested in fiscal 2018, 2017 and 2016 was $5.4 million, $6.2 million and $4.6 million, respectively. The total intrinsic value of all outstanding RSUs was $12.2 million as of June 30, 2018.
As of June 30, 2018, there was unrecognized compensation costs related to RSUs of $5.6 million which the Company expects to recognize over a weighted average period of 3.3 years.
NOTE 11—INCOME TAXES
The components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2018	2017	2016
Domestic	$85,414	$81,957	$60,073
Foreign	228,728	203,067	179,867
	$314,142	$285,024	$239,940
The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2018	2017	2016
Current
Federal	$107,167	$25,533	$25,635
State	5,560	360	(149)
Foreign	3,098	2,563	1,983
Current tax expense	115,825	28,456	27,469
Deferred
Federal	2,059	(858)	(1,116)
State	(32)	(80)	(29)
Deferred tax expense	2,027	(938)	(1,145)
Provision for income taxes	$117,852	$27,518	$26,324
The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows:

	Years Ended June 30,
	2018	2017	2016
Statutory rate	28.1%	35.0%	35.0%
Effect of Foreign Operations	(19.0)	(23.3)	(24.4)
State Tax Expense	0.5	0.3	(0.1)
Federal research and development credits	(0.4)	(0.4)	(0.6)
Stock-based compensation	(8.4)	(2.5)	0.3
Other permanent items	0.1	0.6	0.8
Change in US Federal Statutory Tax Rate	0.4	—	—
Transition tax	36.2	—	—
Effective tax rate	37.5%	9.7%	11.0%
The Company's effective tax rate increased 27.8% to 37.5% in fiscal 2018 from 9.7% in fiscal 2017. Our effective tax rate and resulting provision for income taxes for the year ended June 30, 2018 reflects $116.6 million provisional charges related to the 2017 Tax Act, enacted on December 22, 2017, offset by $29.1 million related to excess tax benefits from stock-based compensation. The provisional charges comprise of $114.3 million in deemed repatriation tax and $2.3 million for the remeasurement of deferred income taxes.
The primary impact of the 2017 Tax Act in fiscal year 2018 is a reduction of the Company's federal statutory tax rate from 35% to 28% and the imposition of a Transition Tax on the accumulated unremitted earnings of the Company's foreign subsidiaries. Prior to the 2017 Tax Act, a substantial majority of undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested. The Transition Tax is a one-time tax on accumulated unremitted earnings at a rate of 15.5% to the extent of the aggregate foreign cash position of the Company's foreign subsidiaries and a rate of 8% to the extent that accumulated unremitted earnings exceed the aggregate foreign cash position. As of June 30, 2018, the Company no longer considers its non-US earnings to be permanently reinvested. The 2017 Tax Act allows the Company to elect to pay the Transition Tax in eight annual interest-free installments beginning October 2018, although for accounting purposes the Company recorded our provisional estimate of the entire Transition Tax in the second quarter of fiscal year 2018. The 2017 Tax Act has other provisions that will significantly impact the Company beginning in fiscal year 2019, including a further reduction of the federal statutory tax rate to 21% and provisions such as Global Intangible Low Tax Income ("GILTI") and Base Erosion Anti-Abuse Tax that may increase taxation of the Company's international earnings. The Company is still considering the impact of these provisions on its effective tax rate in fiscal year 2019 and future years.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the SEC to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Act, in accordance with SAB 118, the Company has determined that the adjustments to its deferred taxes and its estimated Transition Tax inclusion were provisional amounts and reasonable estimates at June 30, 2018. Additionally, the 2017 Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) after July 1, 2018, must be included currently in the gross income of the CFCs’ U.S. shareholders. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Since the Company is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2018 are as follows (in thousands):

	June 30,
	2018	2017
Deferred tax assets
Reserves and Allowances	$819	$2,215
Stock-based compensation	330	712
Accrued expenses	141	371
State tax	1,392	1,110
Other	751	782
Total deferred tax assets	3,433	5,190
Deferred tax liabilities
Basis difference for fixed assets	(327)	(57)
Total deferred tax liabilities	(327)	(57)
Net deferred tax assets	$3,106	$5,133
A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2018, 2017 and 2016 consists of the following (in thousands):

	Years Ended June 30,
	2018	2017	2016
Unrecognized benefit—beginning of year	$27,438	$22,851	$19,590
Gross increases—current year tax positions	4,762	5,184	3,879
Gross decreases—prior year tax positions due to statute lapse	(3,056)	(597)	(618)
Unrecognized benefit—end of year	$29,144	$27,438	$22,851

As of June 30, 2018, the Company had approximately $29.1 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2018, the Company had $3.0 million accrued interest related to uncertain tax matters. The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department. All material consolidated federal income tax matters have been concluded for years through 2014. All material state and local income tax matters have been concluded through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009. The Company believes that within the next twelve months, it is reasonably possible that a decrease of up to $5.2 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapse.
In July 2018, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) proposing an adjustment to income for the fiscal 2015 and 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. The incremental tax liability associated with the income adjustment proposed in the draft NOPA would be approximately $50 million, excluding interest and penalties. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the provisions of the credit facility and applicable tax laws. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. While the Company believes that the tax originally paid in fiscal 2015 and 2016 is correct, it has not provided an additional reserve for this tax uncertainty. However, there is still a possibility that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued a decision related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement, holding that the Treasury Regulations under which the compensation was mandatorily included as costs were invalid. On June 27, 2016, the Internal Revenue Service (IRS) appealed the court's decision to the Ninth Circuit Court of Appeals. On July 24, 2018 the Ninth Circuit Court of Appeals overturned the U.S. Tax Court's decision reversing in favor of the IRS, and holding that the Regulations were valid. On August 8, 2018, the Ninth Circuit Court of Appeals withdrew this decision, and assigned a new panel to consider the appeal. We will continue to monitor ongoing developments and potential impacts of this case on our consolidated financial statements, and intercompany arrangements.
NOTE 12—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Management has determined that the Company operates as one reportable and operating segment as the Company's Chief Executive Officer, who is the Company's chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a segment basis. Furthermore, the Company does not organize or report its costs on a segment basis. The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.
Revenue
Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2018		2017		2016
Service Provider Technology	$446,600	44%	$455,598	53%	$418,346	63%
Enterprise Technology	570,261	56%	409,670	47%	248,049	37%
Total revenues	$1,016,861	100%	$865,268	100%	$666,395	100%
Revenues by geography based on customer's ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2018		2017		2016
North America(1)	$410,378	40%	$331,435	38%	$239,526	36%
South America	92,251	9%	105,511	12%	85,036	13%
Europe, the Middle East and Africa ("EMEA")	411,388	41%	334,473	39%	264,404	39%
Asia Pacific	102,844	10%	93,849	11%	77,429	12%
Total revenues	$1,016,861	100%	$865,268	100%	$666,395	100%
 (1) Revenue for the United States was $390.6 million, $315.0 million and $225.6 million for fiscal 2018, 2017 and 2016, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2018	2017	2016	2018	2017
Customer A	11%	*	*	12%	12%
Customer B	*	11%	*	15%	18%
 * denotes less than 10%
NOTE 13—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the "Aircraft Lease Agreement") with RJP Manageco LLC (the "Lessor"), a limited liability company owned by the Company’s Chief Executive Officer, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $1.6 million, $2.1 million and $1.3 million in expenses pursuant to the Aircraft Lease Agreement during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Consolidated Statements of Operations.
NOTE 14 - SUBSEQUENT EVENTS
Repurchase Program

During the first quarter of fiscal 2019, the Company repurchased and retired 68,103 shares of common stock at an average price of $79.83 for an aggregate amount of $5.4 million. As of August 23, 2018, the Company had $100.8 million and $200.0 million available under the March Repurchase Program and May Repurchase Program, respectively.
Dividends
On August 24, 2018 the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.25 per share payable on September 10, 2018 to shareholders of record at the close of business on September 4, 2018. The Company intends to pay regular quarter cash dividends of at least $0.25 per share for the remainder of fiscal year 2019. Any future dividends will be subject to the approval of the Company's Board of Directors.
NOTE 15—SUPPLEMENTARY DATA (UNAUDITED)
The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2018 and 2017. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2018
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$245,868	$250,811	$250,404	$269,778
Gross profit	111,656	96,900	114,476	120,540
Income from operations	87,063	66,080	84,870	88,114
Net income (loss) and comprehensive income (loss)	74,925	(51,459)	102,739	70,085
Net income (loss) per share of common stock:
Basic	$0.93	$(0.66)	$1.34	$0.95
Diluted	$0.92	$(0.66)	$1.32	$0.94

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$204,757	$213,536	$218,359	$228,616
Gross profit	98,304	95,139	99,086	103,179
Income from operations	74,902	69,800	73,409	71,650
Net income and comprehensive income	71,788	60,608	64,432	60,678
Net income per share of common stock:
Basic	$0.88	$0.74	$0.79	$0.76
Diluted	$0.86	$0.72	$0.77	$0.74

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Networks, Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Form of Third Amended and Restated Certificate of Incorporation of Ubiquiti Networks, Inc.	S-1	3.2	June 17, 2011

3.2	Form of Amended and Restated Bylaws of Ubiquiti Networks, Inc.	S-1	3.4	June 17, 2011

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of February 10, 2011, between Ubiquiti Networks, Inc. and Benjamin Moore.	S-1	10.5	June 17, 2011

10.5#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.6	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.7	Lease, dated as of July 9, 2010, between Ubiquiti Networks, Inc. and The Welsh Office Center LLC.	S-1	10.11	June 17, 2011

10.8†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.9	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.10	Credit Agreement, dated as of May 3, 2014, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders and Wells Fargo Bank, National Associate, as Administration Agent	10-Q	10.1	May 9, 2014

10.11	Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	10.1	March 6, 2015

10.12	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.13	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.14	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

10.15	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018	X

10.16	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Networks, Inc.				X

23.2	Consent of independent registered public accounting firm				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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