Form 10-Q
period 2018-09-30
Ubiquiti Networks, Inc.
filed 2018-11-09
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of November 7, 2018, 70,835,239 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$480,812	$666,681
Investments — short-term	96,266	—
Accounts receivable, net of allowance for doubtful accounts of $394 and $453 at September 30, 2018 and June 30, 2018, respectively	165,294	174,521
Inventories	139,926	102,220
Vendor deposits	33,045	39,029
Prepaid expenses and other current assets	16,403	18,901
Total current assets	931,746	1,001,352
Property and equipment, net	13,471	14,328
Deferred tax assets — long-term	3,106	3,106
Investments — long-term	48,445	—
Other long-term assets	6,729	3,791
Total assets	$1,003,497	$1,022,577
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,071	$14,098
Income taxes payable	23,982	5,780
Debt — short-term	24,425	24,425
Other current liabilities	60,682	68,613
Total current liabilities	152,160	112,916
Income taxes payable — long-term	119,122	127,719
Debt — long-term	454,253	460,352
Other long-term liabilities	7,323	5,842
Total liabilities	732,858	706,829
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
72,857,887 and 74,072,521 outstanding as of September 30, 2018 and June 30, 2018, respectively	73	74
Additional paid–in capital	—	393
Accumulated other comprehensive income (loss)	(146)	—
Retained earnings	270,712	315,281
Total stockholders’ equity	270,639	315,748
Total liabilities and stockholders’ equity	$1,003,497	$1,022,577
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Revenues	$282,905	$245,868
Cost of revenues	151,299	134,212
Gross profit	131,606	111,656
Operating expenses:
Research and development	18,222	16,928
Sales, general and administrative	13,766	7,665
Total operating expenses	31,988	24,593
Income from operations	99,618	87,063
Interest expense and other, net	(2,527)	(1,361)
Income before income taxes	97,091	85,702
Provisions for income taxes	11,388	10,777
Net income	$85,703	$74,925
Net income per share of common stock:
Basic	$1.16	$0.93
Diluted	$1.16	$0.92
Weighted average shares used in computing net income per share of common stock:
Basic	73,774	80,135
Diluted	73,963	81,748

Other comprehensive income (loss):
Unrealized (loss) on available-for-sale securities	$(146)	$—
Other comprehensive income (loss)	(146)	—
Comprehensive income	$85,557	$74,925
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$85,703	$74,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,794	1,591
Amortization of debt issuance costs	281	64
Premium amortization and (discount accretion), net	(127)	—
Provision for inventory obsolescence	252	324
Provision/(recovery) for loss on vendor deposits	(855)	376
Stock-based compensation	775	912
Other, net	(21)	103
Changes in operating assets and liabilities:
Accounts receivable	9,287	12,017
Inventories	(37,948)	19,421
Vendor deposits	6,838	(15,836)
Prepaid income taxes	—	4
Prepaid expenses and other assets	2,393	1,288
Accounts payable	29,086	(22,408)
Income taxes payable	9,605	7,061
Deferred revenues	3,306	1,376
Accrued and other liabilities	(16,428)	15,702
Net cash provided by operating activities	93,941	96,920
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(4,035)	(2,932)
Purchase of investments	(147,934)	—
Proceeds from sale of investments	3,850	—
Net cash (used in) investing activities	(148,119)	(2,932)
Cash Flows from Financing Activities:
Proceeds from borrowing under the Amended Credit Facility- Revolver	—	45,000
Repayment against Amended Credit Facility- Term	—	(3,750)
Repayment against Second Amended & Restated Facility- Term	(6,250)	—
Repurchases of common stock	(106,764)	(107,997)
Payment of common stock cash dividends	(18,506)	—
Proceeds from exercise of stock options	194	722
Tax withholdings related to net share settlements of restricted stock units	(365)	(351)
Net cash (used in) financing activities	(131,691)	(66,376)
Net (decrease) increase in cash and cash equivalents	(185,869)	27,612
Cash and cash equivalents at beginning of period	666,681	604,198
Cash and cash equivalents at end of period	$480,812	$631,810
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$1,929	$3,524
Interest paid	$8,204	$1,792
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$6,000	$8,765
Unpaid property and equipment and other long-term assets	$30	$178
Unpaid investment purchases	$646	$—
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Networks, Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2019 is referred to as “fiscal 2019” and the fiscal year ended June 30, 2018 is referred to as “fiscal 2018”.
Basis of Presentation— The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2018 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2018, included in its Annual Report on Form 10-K, as filed with the SEC on August 24, 2018 (the “Annual Report”). The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2018, included in the Annual Report. Except as noted below, there have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires enhanced financial statement disclosures. We adopted the updated guidance in the first quarter of fiscal 2019 using the modified retrospective method, which did not have a material impact on the consolidated financial statements. Additional information and disclosures required by this new standard are contained in note 3 of Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the statement of operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the statement of cash flows. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. We expect the adoption of the issued lease guidance will result in an increase in the assets and liabilities on our consolidated balance sheets, and we are currently evaluating the extent of this increase.

NOTE 3—REVENUES
On July 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of the date of adoption using the modified retrospective method. As a result of our adoption of this standard, there was no adjustment recorded to the opening balance of retained earnings as there was no cumulative effect of adoption of the new revenue standard. As we elected the modified retrospective method of adoption, comparative information from prior periods has not been restated and continues to be reported under the ASC 605, “Revenue Recognition”. Accordingly, the adoption of the new revenue standard did not have a material impact to our results of operations or financial position, equity of cash flows as of the adoption date or for the three months ended September 30, 2018.
The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying Topic 606: (1) the Company accounts for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) the Company expenses costs to obtain a contract as they are incurred if the expected period of benefit, and therefore the amortization period, is one year or less; (4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs fall within cost of revenue; and (5) the Company does not disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less.
Revenue is primarily generated from the sale of hardware and management tools (products), as well as the related implied post contract services (“PCS”). The Company determines revenue recognition through the five step model under ASC 606 which includes i) identification of the contract, or contracts, with a customer, ii) identification of the performance obligation in the contract, iii) determination of the transaction price, iv) allocation of the transaction price to the performance obligation within the contract, v) recognition of revenue when, or as, a performance obligation is satisfied.
Contracts and Performance Obligations
The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company's distinct performance obligations consist mainly of transferring control of its products identified in the contracts, purchase orders or invoices and implied PCS services.
Transaction price and allocation to performance obligations
Transaction prices are typically based on contracted rates. Generally, payment is due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost plus margin approach to estimate the stand-along selling price of our implied PCS obligation. When our contracts contain multiple performance obligation, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.
The expected costs associated with our base warranties continue to be recognized as an expense when the products are sold and is not considered a separate performance obligation.
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our products and PCS to our customers. Transfer of control to the customer for products generally occurs at the point in time when products have been shipped to our customer by third party carriers as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is recognized ratably over time over the estimated period for which implied PCS services will be delivered.
Disaggregation of Revenue
See note 14 of Notes to Consolidated Financial Statements “Segment Information” for disaggregation of revenue by product category and geography.
Contract Balances

The timing of revenue recognition, billing and cash collections results in billed accounts receivable, deferred revenue primarily attributable to PCS and customer deposits on the Consolidated Balance Sheets. Accounts receivable are recognized in the period the Company’s right to the consideration is unconditional. Our contract liabilities consist of advance payments (Customer deposits) as well as billing in excess of revenue recognized primarily related to deferred revenue. We classify customer deposits as a current liability, and deferred revenue as a current or noncurrent liability based on the timing of when we expect to fulfill these remaining performance obligations. The current portion of deferred revenue is included in other current liabilities and the noncurrent portion is included in other long-term liabilities in our consolidated balance sheets.
As of September 30, 2018, the Company’s customer deposits were $0.7 million.
As of September 30, 2018, the Company’s deferred revenue, included in current liabilities and noncurrent liabilities, was $10.5 million and $5.6 million, respectively.
Variable Consideration
The Company does provide for rights of return to certain customers on product sales and therefore records a provision for returns related to this variable consideration based upon its historical returns experience with these customers. The Company also provides certain customers with discounts that are recorded as a reduction of revenue in the period the related product revenue is recognized and are reflected as a reduction of outstanding accounts receivable. The Company’s contracts with customers generally do not contain other forms of variable consideration, however when additional variable consideration is included, the Company estimates the amount of variable consideration and determines what portion of that, if any, has a high probability of significant subsequent revenue reversal, and if so, that amount is excluded from the transaction price.
These reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS
Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The accounting guidance establishes a three-tier fair value hierarchy that requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument's classification within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1—Quoted prices in active markets for identical assets or liabilities;
Level 2—inputs other than the quoted prices in active markets, that are observable either directly or indirectly;
Level 3—Unobservable inputs based on the Company's own assumption.
The Company records securities available-for-sale at fair value on a recurring basis. We classify our investments within Level 1 or 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities incorporate bond terms and conditions, current performance data, proprietary pricing models, real time quotes from contributing dealers, trade prices and, other market data.
The Company began investing cash in various fixed income available-for-sale securities in the first quarter of fiscal 2019, therefore no comparative tables as of the fiscal year ending June 30, 2018 have been disclosed.
The Company held no Level 3 financial instruments as of September 30, 2018.
The following tables summarize the Company's financial instruments' adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2018 (in thousands):

	September 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1							—
Money market funds	$50,896	$—	$—	$50,896	$50,896	$—	$—
Subtotal	$50,896	$—	$—	$50,896	$50,896	$—	$—

Level 2
Commercial paper	$5,553	$—	$—	$5,553	$—	$5,553	$—
Corporate securities	113,724	8	(143)	113,589	595	69,299	43,695
U.S agency securities	7,069	—	(7)	7,062	—	7,062	—
US Government Bonds	22,878	—	(4)	22,874	3,772	14,352	4,750
Subtotal	$149,224	$8	$(154)	$149,078	$4,367	$96,266	$48,445

Total	$200,120	$8	$(154)	$199,974	$55,263	$96,266	$48,445
(1) Cash, which is included in cash and cash equivalents on the consolidated balance sheets, includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.
During the three months ended September 30, 2018, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.
The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of September 30, 2018 (in thousands):

	September 30, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$133,930	$—	$133,930
Unrealized Loss	$(154)	$—	$(154)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended September 30, 2018.
The following table represents the adjusted costs and fair value of investment by contractual maturity as of September 30, 2018 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	$151,603	$151,529
Due after 1 year through 5 years	48,517	48,445
Total	$200,120	$199,974
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of September 30, 2018 and June 30, 2018, the Company had debt associated with its Second Amended & Restated Credit Agreement (See Note 8), which is carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of September 30, 2018 and June 30, 2018, the fair value of the Company's debt carried at historical cost was $481.3 million and $487.5 million, respectively.

NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2018	2017
Numerator:
Net income	$85,703	$74,925
Denominator:
Weighted-average shares used in computing basic earnings per share	73,774	80,135
Add—dilutive potential common shares:
Stock options	118	1,538
Restricted stock units	71	75
Weighted-average shares used in computing diluted net income per share	73,963	81,748
Net income per share of common stock:
Basic	$1.16	$0.93
Diluted	$1.16	$0.92
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2018	2017
Restricted stock units	1	—

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Finished goods	$134,854	$96,747
Raw materials	5,072	5,473
Total	$139,926	$102,220
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Testing equipment	$8,843	$8,577
Computer and other equipment	6,465	6,265
Tooling equipment	9,807	9,594
Furniture and fixtures	1,897	1,890
Leasehold improvements	10,183	10,106
Software	6,067	6,032
Property and Equipment, Gross	43,262	42,464
Less: Accumulated depreciation	(29,791)	(28,136)
Property and Equipment, Net	$13,471	$14,328
Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Intangible assets, net (1)	$3,423	$460
Other long-term assets	3,306	3,331
Total	$6,729	$3,791
(1) - Accumulated amortization was $1.4 million and $1.3 million as of September 30, 2018 and June 30, 2018, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Accrued expenses	$15,471	$18,241
Accrued compensation and benefits	3,240	3,091
Warranty accrual	4,094	3,840
Deferred revenue — short-term	10,455	8,509
Customer deposits	698	770
Reserve for sales returns	1,269	1,219
Other payables	25,455	32,943
Total	$60,682	$68,613
Other Long Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Deferred Revenue — long-term	$5,635	$4,275
Other long-term liabilities	1,688	1,567
Total	$7,323	$5,842
NOTE 7—ACCRUED WARRANTY
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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Beginning balance	$3,840	$3,601
Accruals for warranties issued during the period	1,699	1,912
Changes in liability for pre-existing warranties during the period	126	(100)
Settlements made during the period	(1,571)	(1,318)
Ending balance	$4,094	$4,095

NOTE 8—DEBT
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
The Term Facility was fully drawn at the closing of the Second Amended & Restated Credit Agreement, of which $354.5 million and $68.9 million was used to repay the prior revolver facility and term facility, respectively. The Company incurred $4.6 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.
On June 29, 2018, Ubiquiti Networks, Inc., the Cayman Borrower and certain subsidiaries entered into the First Amendment to the Second Amended and Restated Credit Agreement and Joinder Agreement (the “Joinder Agreement”). The Joinder Agreement added certain subsidiary of Cayman Borrower to the loan documents as a guarantor.

Our Debt consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Term Loan - short term	$25,000	$25,000
Debt issuance costs, net	(575)	(575)
Total Debt - short term	24,425	24,425
Term Loan - long term	456,250	462,500
Debt issuance costs, net	(1,997)	(2,148)
Total Debt - long term	$454,253	$460,352
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
Second Amended & Restated Credit Agreement
Under the Second Amended & Restated Credit Agreement, during the three months ended September 30, 2018, the Company made aggregate payments of $14.5 million against the balance under the Term Facility, of which $6.3 million was repayment of principal and $8.2 million was payment of interest.
As of September 30, 2018, we had no outstanding borrowings on our $400 million Revolving Facility.
As of September 30, 2018, the interest rate on the Term Facility was 3.99%. As of October 31, 2018, the most currently available reset date, the Term Facility has an interest rate of 4.05%.
The following table summarizes our estimated debt and interest payment obligations as of September 30, 2018, for the remainder of fiscal 2019 and future fiscal years (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Debt payment obligations	$18,750	$31,250	$43,750	$50,000	$337,500	$—	$481,250
Interest and other payments on debt payment obligations (1)	15,139	19,378	17,871	15,943	7,906	—	76,237
Total	$33,889	$50,628	$61,621	$65,943	$345,406	$—	$557,487
(1) - Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2018.

NOTE 9—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases its headquarters in New York, New York and other locations under non-cancelable operating leases that expire at various dates through fiscal 2024.
As of September 30, 2018, future minimum annual payments under operating leases for the remainder of fiscal 2019 and future fiscal years are as follows (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Operating leases	$5,619	$6,532	$4,615	$1,790	$1,376	$314	$20,246
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2018, we have $3.3 million recorded purchase obligation liability related to FrontRow. There have been no other significant liabilities for cancellations recorded as of September 30, 2018. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $37.5 million for finished goods and $1.3 million for raw materials as of September 30, 2018. Additionally, we may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $147 million to $244 million as of September 30, 2018, depending upon the timing of orders placed for these components by our manufacturers.
Other Obligations
The Company had other obligations of $1.6 million as of September 30, 2018, which consisted primarily of commitments related to research and development projects.
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
Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19,

2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board.  On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On October 22, 2018, the Court maintained the stay pending a status conference scheduled for February 11, 2019.
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
Shareholder Class Actions
On February 21, 2018, a purported class action, captioned Paul Vanderheiden v. Ubiquiti Networks, Inc. et al., No. 18-cv-01620 (the "Vanderheiden Action"), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The Vanderheiden Action complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported overstatements of the Company’s online community user engagement metrics and accounts receivable. On February 28, 2018 and March 13, 2018, substantially similar purported class actions, captioned Xiya Qian v. Ubiquiti Networks, Inc. et al., No. 18-cv-01841 (the “Qian Action”) and John Kho v. Ubiquiti Networks, Inc. et al., No. 18-cv-02242 (the "Kho Action", together with the Vanderheiden Action and the Qian Action, the “Class Actions”), respectively, were filed in the United States District Court for the Southern District of New York. On October 24, 2018, the court consolidated the Class Actions and appointed lead plaintiff and lead counsel (the “Consolidated Class Action”). The deadline for lead plaintiff to file an amended and consolidated complaint (the “Amended Complaint”) is December 26, 2018. Defendants will have 60 days from the date on which the Amended Complaint is filed in which to respond.
While the Company believes that the Consolidated Class Action is without merit and plans to vigorously defend itself, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
Shareholder Derivative Action & Section 220 Demand
On March 13, 2018, Anthony Franchi filed a shareholder derivative complaint in the Superior Court of the State of California, County of San Mateo against the Company’s directors, and certain of its officers (the "Franchi Action"). The Company is named as a nominal defendant. The complaint asserts claims against all individual defendants for breach of fiduciary duty for disseminating false and misleading information and failure to maintain internal controls and unjust enrichment. Additional claims are asserted against Robert Pera for breach of fiduciary duty for insider selling and misappropriation of information, as well as the violation of California Corporations Code § 25402. The allegations in support of these claims are similar to the allegations made in the Class Actions. Plaintiff seeks a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged breaches of fiduciary duty by the individual defendants, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, a judgment directing the Company to reform its governance and internal procedures, and attorneys’ fees and other costs. The Company moved for a stay of the derivative action pending resolution of the Consolidated Class Action. The court denied the Company's motion, but stayed discovery until the resolution of any motion to dismiss the Consolidated Class Action. On August 27, 2018, the individual defendants and nominal defendant Ubiquiti demurred to dismiss the Franchi Action. Plaintiff filed an omnibus response on October 5, 2018 and defendants filed replies on October 22, 2018. Oral argument on the motions to dismiss is presently scheduled for November 30, 2018.

On June 4, 2018, alleged Ubiquiti stockholder Richard Gericke served a demand to inspect the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company commenced its production of documents responding to Mr. Gericke’s requests for records on August 22, 2018 and completed its production on October 10, 2018. In addition to serving his Section 220 demand, Mr. Gericke has moved for leave to intervene in the Franchi Action. Oral argument on Mr. Gericke’s motion to intervene is currently scheduled for November 30, 2018.
On June 1, 2018, a second shareholder derivative complaint was filed in the Supreme Court of the State of New York, County of New York by Eric Carlson against the Company’s directors and certain of its officers. The Company was named as a nominal defendant. The complaint asserted claims against all defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. As with the complaint in the Franchi Action, the allegations in support of these claims were similar to the allegations made in the Class Actions. Plaintiff sought a declaration that the individual defendants had breached and/or aided and abetted the breach of their fiduciary duties to the Company, a judgment on behalf of the Company of the damages sustained by the individual defendants’ alleged wrongdoing, a declaration that the Company and individual defendants take action to reform and improve corporate governance and internal procedures, an award to the Company of restitution from the individual defendants, and an award to Plaintiff of the costs and disbursements of the action, including attorneys’ fees. On September 11, 2018, Plaintiff voluntarily dismissed the action in its entirety without prejudice.
NOTE 10—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases
On March 13, 2018, the Board of Directors of the Company approved a $200 million stock repurchase program (the "March Repurchase Program"). Under the March Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock.
On May 8, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program (the "May Repurchase Program"). Under the May Repurchase Program, the Company is authorized to repurchase up to an additional $200 million of its common stock, along with any remaining balances under the March Repurchase Program. During the third and fourth quarters of fiscal 2018, the Company repurchased and retired 757,219 and 586,924 shares of common stock at an average price of $69.48 and $70.11 for an aggregate amount of $52.6 million and $41.1 million respectively. Both the March and May Repurchase Programs expire on June 30, 2019.
During the first quarter of fiscal 2019, the Company repurchased and retired an additional 1,238,163 shares of common stock at an average price of $91.07 for an aggregate amount of $112.8 million. This included unpaid stock repurchases of $6.0 million relating to repurchases executed on or prior to September 30, 2018 for trades settled in the second quarter of fiscal 2019. As of September 30, 2018, there was no remaining balance available for share repurchases under the March Repurchase Program and $193.5 million available for repurchases under the May Repurchase Program.
On November 6, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program ("November Repurchase Program"). Under the November Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The November Repurchase Program expires on December 31, 2019. See note 16 of Notes to Consolidated Financial Statements for additional information.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income pursuant to GAAP. As of September 30, 2018, the Company's accumulated other comprehensive income includes $0.1 million of net unrealized loss from our available-for-sale securities.
NOTE 12—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2018, the Company had 10,570,839 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Cost of revenues	$33	$245
Research and development	467	456
Sales, general and administrative	275	211
	$775	$912

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2018:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2018	137,491	$9.15	3.62	$10,390
Exercised	(17,378)	$11.17
Forfeitures and cancellations	(1,980)	$11.09
Balance, September 30, 2018	118,133	$8.83	3.24	$10,636
Vested as of September 30, 2018	118,133	$8.83	3.24	$10,636
Vested and exercisable as of September 30, 2018	118,133	$8.83	3.24	$10,636
During the three months ended September 30, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.3 million and $3.9 million, respectively, as determined as of the date of option exercise.
As of September 30, 2018, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three months ended September 30, 2018 and 2017.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2018	144,100	$53.24
RSUs granted	25,759	$85.38
RSUs vested	(10,131)	$41.90
RSUs canceled	(2,841)	$43.11
Non-vested RSUs, September 30, 2018	156,887	$59.44
The intrinsic value of RSUs vested in the three months ended September 30, 2018 and 2017 was $0.9 million and $1.3 million, respectively. The total intrinsic value of all outstanding RSUs was $15.5 million as of September 30, 2018.
As of September 30, 2018, there were unrecognized compensation costs related to RSUs of $6.7 million which the Company expects to recognize over a weighted average period of 3.7 years.
NOTE 13—INCOME TAXES
The Company recorded a tax provisions of $11.4 million for the three months ended September 30, 2018 as compared to $10.8 million for the three months ended September 30, 2017. The increase is primarily related to a change in pre-tax profit mix from jurisdiction with lower tax rates to higher tax rate jurisdictions for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
The Company’s estimated fiscal year 2019 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, excess tax benefit from stock-based compensation and the impact of the 2017 Tax Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the SEC to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the 2017 Tax Act, in accordance with SAB 118, the Company has determined that the adjustments to its deferred taxes and its estimated Transition Tax remain at September 30, 2018, as the company continues to refine its computations of earnings and profits and related tax pools. Additionally, the 2017 Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) after July 1, 2018, must be included currently in the gross income of the CFCs’ U.S. shareholders. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Since the Company is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI.
As of September 30, 2018, the Company had approximately $29.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net increase of its unrecognized tax benefits of $0.1 million for the three months ended September 30, 2018. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.
As of September 30, 2018, the Company had $3.4 million accrued interest related to uncertain tax matters. The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department. All material consolidated federal income tax matters have been concluded for years through 2014. All material state and local income tax matters have been concluded through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009. The Company believes that within the next twelve months, it is reasonably possible that a decrease of up to $3.2 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapse.
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
NOTE 14—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
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

•	Service Provider Technology includes our airMAX, EdgeMAX, UFiber, and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE.
Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters.

•	Enterprise Technology our UniFi and mFi platforms, including UniFi enterprise Wi-Fi, UniFi Video
Products, UniFi switching and routing solutions, including AmpliFi.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
Service Provider Technology	$104,957	37%	$119,915	49%
Enterprise Technology	177,948	63%	125,953	51%
Total revenues	$282,905	100%	$245,868	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
North America(1)	$119,371	42%	$96,170	39%
South America	14,176	5%	31,053	13%
Europe, the Middle East and Africa ("EMEA")	124,931	44%	93,314	38%
Asia Pacific	24,427	9%	25,331	10%
Total revenues	$282,905	100%	$245,868	100%
 (1) Revenue for the United States was $112.3 million and $91.8 million for the three months ended September 30, 2018 and 2017, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2018	2017	2018	2018
Customer A	10%	*	11%	12%
Customer B	12%	12%	16%	15%
 * denotes less than 10%
NOTE 15—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.4 million and $0.4 million in expenses pursuant to the Aircraft Lease Agreement during the three months ended September 30, 2018 and 2017, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
NOTE 16 - SUBSEQUENT EVENTS
Repurchase Program
On November 6, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program ("November Repurchase Program"). Under the November Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The November Repurchase Program expires on December 31, 2019.

Subsequent to September 30, 2018, the Company repurchased and retired an additional 2,022,648 shares of common stock at an average price of $89.30 for an aggregate amount of $180.6 million. As of November 7, 2018, the Company had $12.9 million and $200 million available under the May Repurchase Program and November Repurchase Program, respectively.
Dividends
On November 9, 2018, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.25 per share payable on November 26, 2018 to shareholders of record at the close of business on November 19, 2018. The Company intends to pay regular quarter cash dividends of at least $0.25 per share for the remainder of fiscal year 2019. Any future dividends will be subject to the approval of the Company's Board of Directors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report, particularly in Note 9 “Commitments and Contingencies” to our consolidated financial statements and Part II “Other Information”, Item 1-Legal Proceedings and 1A-Risk Factors, in this report.
Overview
The Company develops technology platforms for high-capacity distributed Internet access, unified information technology, and next-generation consumer electronics for home and personal use. We categorize our solutions into three main categories: high performance networking technology for service providers, enterprises and consumers.
The majority of the Company’s resources consist of entrepreneurial and de-centralized research and development teams ("R&D"). Ubiquiti does not employ a traditional direct sales force, but instead drives brand awareness through online reviews and publications, its website, its distributors and the company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms are designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in underserved and underpenetrated markets. Our differentiated business model, we believe has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. We strive to offer solutions that provide an ecosystem which simplifies the users experience and the deployment process of additional hardware.
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
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (WISP's), enterprises and smart homes. Our operator-owner service provider -product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP's to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (WLAN) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our product portfolio to meet the demanding performance requirements of video, voice and data applications at prices that are a fraction of those offered by our competitors.
As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large, growing and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is one element of our business strategy as it enables us to drive:

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
We operate our business as one reportable and operating segment. Further information can be found in Note 14 of Notes to Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware and management tools. Because we have historically included it free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied post-contract customer support (“PCS”).
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

•	Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi, UniFi Video Products, UniFi switching and routing solutions, including AmpliFi.
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 97% of our revenues during the three months ended September 30, 2018.

Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs associated with engineering, including salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics fees and excess and obsolete inventory reserves.
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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented, and will impact a portion of our products. As a result, we expect our near-term margins to be negatively impacted as we explore alternatives to mitigate the tariffs.
Operating Expenses
We classify our operating expenses as research and development, sales, general and administrative expenses.

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

Deferred Revenues
We recognize revenues when performance obligations under the terms of a contract with our customers are satisfied. Our deferred revenues are primarily comprised of remaining performance obligation attributable to implied PCS that we expect to fulfill in the future. As of September 30, 2018, and June 30, 2018, we had deferred revenues of $15.9 million and $12.7 million, respectively, related to these obligations.
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, and there have been no material changes other than that have been disclosed in Note 2 to our consolidated financial statements herein.

Results of Operations
Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018		2017
	(In thousands, except percentages)
Revenues	$282,905	100%	$245,868	100%
Cost of revenues (1)	151,299	53%	134,212	55%
Gross profit	131,606	47%	111,656	45%
Operating expenses:
Research and development (1)	18,222	6%	16,928	7%
Sales, general and administrative (1)	13,766	5%	7,665	3%
Total operating expenses	31,988	11%	24,593	10%
Income from operations	99,618	35%	87,063	35%
Interest expense and other, net	(2,527)	*	(1,361)	*
Income before income taxes	97,091	34%	85,702	35%
Provisions for income taxes	11,388	4%	10,777	4%
Net income	$85,703	30%	$74,925	30%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	$33		$245
Research and development	467		456
Sales, general and administrative	275		211
Total stock-based compensation	$775		$912
Revenues
Total revenues increased $37.0 million, or 15%, from $245.9 million in the three months ended September 30, 2017 to $282.9 million in the three months ended September 30, 2018.
During the three months ended September 30, 2018, there were no material price changes in the Company's products sold. However, the Company continues to introduce new products which may have average selling price and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended September 30,
	2018		2017
	(in thousands, except percentages)
Service Provider Technology	$104,957	37%	$119,915	49%
Enterprise Technology	177,948	63%	125,953	51%
Total revenues	$282,905	100%	$245,868	100%
Service Provider Technology revenue decreased $14.9 million, or 12%, from $119.9 million in the three months ended September 30, 2017 to $105.0 million in the three months ended September 30, 2018.
The decrease in Service Provider Technology revenue during the three months ended September 30, 2018 as compared to the same period in the prior year, was primarily due to decreased revenue in South America, North America and Asia Pacific, partially offset by an increase in revenue in Europe, the Middle East and Africa ("EMEA").
Enterprise Technology revenue increased $51.9 million, or 41%, from $126.0 million in the three months ended September 30, 2017 to $177.9 million in the three months ended September 30, 2018.
The increase in Enterprise Technology revenue during the three months ended September 30, 2018 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions except for South America, which had a slight decline in our UniFi technology platform.

Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
	(in thousands, except percentages)
North America(1)	$119,371	42%	$96,170	39%
South America	14,176	5%	31,053	13%
Europe, the Middle East and Africa ("EMEA")	124,931	44%	93,314	38%
Asia Pacific	24,427	9%	25,331	10%
Total revenues	$282,905	100%	$245,868	100%
 (1) Revenue for the United States was $112.3 million and $91.8 million for the three months ended September 30, 2018 and 2017, respectively.
North America
Revenues in North America increased $23.2 million, or 24%, from $96.2 million in the three months ended September 30, 2017 to $119.4 million in the three months ended September 30, 2018.
The increase in North America revenues during the three months ended September 30, 2018 as compared to the same period in the prior year, was primarily due to increased revenue from our Enterprise Technology products partially offset by a slight decrease in revenue from Service Provider Technology products.
South America
Revenues in South America decreased $16.9 million, or 54%, from $31.1 million in the three months ended September 30, 2017 to $14.2 million in the three months ended September 30, 2018.
The decrease in South America revenues during the three months ended September 30, 2018 as compared to the same period in the prior year was primarily due to decreased revenue for both our Service Provider Technology products and Enterprise Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $31.6 million, or 34%, from $93.3 million in the three months ended September 30, 2017 to $124.9 million in the three months ended September 30, 2018.
The increase in EMEA revenues during the three months ended September 30, 2018 as compared to the same period in the prior year was primarily due to increased revenue for both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region decreased $0.9 million, or 4%, from $25.3 million in the three months ended September 30, 2017 to $24.4 million in the three months ended September 30, 2018.  The decrease in Asia Pacific revenues during the three months ended September 30, 2018 as compared to the same period in the prior year was primarily due to decreased revenue from Service Provider Technology products, offset in part by a slight increase in revenue from Enterprise Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $17.1 million, or 13%, from $134.2 million in the three months ended September 30, 2017 to $151.3 million in the three months ended September 30, 2018.
The increase during the three months ended September 30, 2018 was primarily due to cost increases associated with an overall increase in revenue and an increase in indirect costs.
Gross profit margin increased to 47% in the three months ended September 30, 2018 compared to 45% in the three months ended September 30, 2017. The increase during the three months ended September 30, 2018 was primarily driven by changes in product mix and to lesser extent the benefit of product cost reduction strategies, partially offset by an increase in indirect costs.

Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $1.3 million, or 8%, from $16.9 million in the three months ended September 30, 2017 to $18.2 million in the three months ended September 30, 2018. As a percentage of revenues, R&D expenses decreased from 7% for the three months ended September 30, 2017 to 6% for the three months ended September 30, 2018.
The increase in research and development expenses in absolute dollars during the three months ended September 30, 2018 was primarily due to costs associated with increased headcount.
Sales, General and Administrative
Sales, general and administrative expenses increased $6.1 million, or 79%, from $7.7 million in the three months ended September 30, 2017 to $13.8 million in the three months ended September 30, 2018. As a percentage of revenues, sales, general and administrative expenses increased from 3% for the three months ended September 30, 2017 to 5% for the three months ended September 30, 2018.
The increase in sales, general and administrative expenses in absolute dollars during both the three months ended September 30, 2018 was primarily related to professional fees and costs associated with increased headcount.
Provision for Income Taxes
Our provision for income taxes increased $0.6 million or 6%, from $10.8 million for the three months ended September 30, 2017 to $11.4 million for the three months ended September 30, 2018. Our effective tax rate decreased to 12% for the three months ended September 30, 2018 as compared to 13% for the three months ended September 30, 2017.
The lower effective tax rate was primarily due to a lower domestic tax rate due to the change in US tax law, partially offset by a decrease in excess tax benefit from stock-based compensation for the three months ended September 30, 2018 as compared to the to the same period in the prior year.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short and long term investments. We had cash and cash equivalents of $480.8 million and $666.7 million as of September 30, 2018 and June 30, 2018, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase.
During the first quarter of fiscal year ended 2019, the Company began investing cash in various fixed income available-for-sale securities. As of September 30, 2018, we held $200.0 million in total investments of which $55.8 million is recorded in cash and cash equivalents. Our securities investment portfolio consists of high quality, investment grade securities from diverse issuers.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$93,941	$96,920
Net cash (used in) investing activities	(148,119)	(2,932)
Net cash (used in) financing activities	(131,691)	(66,376)
Net (decrease) increase in cash and cash equivalents	$(185,869)	$27,612
Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2018 consisted primarily of net income of $85.7 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $6.1 million. This net change was primarily driven by inflows arising from a $9.6 million increase in taxes payable due to the timing of federal tax payments, a $12.7 million increase in net accounts payable and accrued liabilities, and $9.3 million decrease in accounts receivable due to increased cash receipts in the period. These inflows were partly offset by a $37.9 million increase in inventory, as a result of increased stock level to meet customer demand, partially offset by $6.8 million decrease in vendor deposits.
Net cash provided by operating activities in the three months ended September 30, 2017 consisted primarily of net income of $74.9 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $18.6 million. This net change was primarily driven by inflows arising from a $12.0 million decrease in accounts receivable due to increased cash receipts in the period, a $7.1 million increase in taxes payable due to the timing of federal tax payments as well as a $19.4 million decrease in inventory which were partially offset with $15.8 million increase in vendor deposits and a $6.7 million net decrease in accounts payable and accrued liabilities.

Cash Flows from Investing Activities
We used $148.1 million of cash in investing activities during the three months ended September 30, 2018. For the three months ended September 30, 2018, our investing activities consist of net purchases of available-for-sale securities of $144.1 million and capital expenditures and purchase of intangible assets of $4.0 million. For the three months ended September 30, 2017, our investing activities consisted of capital expenditures of $2.9 million.
Cash Flows from Financing Activities
We used $131.7 million of cash in financing activities during the three months ended September 30, 2018. During the three months ended September 30, 2018, we had financing cash outflows of $106.8 million related to the repurchase of our common stock, $18.5 million related to dividends paid on our common stock and $6.3 million repayment on our term loan under our credit facility.
We used $66.4 million of cash in financing activities during the three months ended September 30, 2017. During the three months ended September 30, 2017 we had financing cash outflows of $108.0 million related to the repurchases of our common stock and $3.8 million repayment against our outstanding term loan under the Amended Credit Facility, offset in part by cash inflows of $45.0 million related to a draw on our revolver under our credit facility.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities and short and long term investments, will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2018.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of September 30, 2018.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of September 30, 2018 for the remainder of fiscal 2019 and future fiscal years (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Operating leases	$5,619	$6,532	$4,615	$1,790	$1,376	$314	$20,246
Debt payment obligations	18,750	31,250	43,750	50,000	337,500	—	481,250
Interest and other payments on debt payment obligations	15,139	19,378	17,871	15,943	7,906	—	76,237
Purchase obligations	38,848	—	—	—	—	—	38,848
Repatriation Tax	—	8,844	8,844	8,844	8,844	66,325	101,701
Other obligations	1,567	—	—	—	—	—	1,567
Total	$79,923	$66,004	$75,080	$76,577	$355,626	$66,639	$719,849
Operating Leases
The Company leases its headquarters in New York, NY and other locations worldwide under non cancelable operating leases that expire at various dates through 2024.
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
The Second Amended & Restated Credit Agreement replaced the Company's existing $425 million senior secured revolving facility and $100 million senior secured term facility.
The Second Amended & Restated Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) minimum liquidity of $250.0 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. Please see Note 8 of the Notes to the Consolidated Financial Statements for more information. We have calculated estimated interest payments for our debt based on the applicable rates and payments dates. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all years presented.

Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2018 we have $3.3 million recorded purchase obligation liability related to FrontRow. There have been no other significant liabilities for cancellations recorded as of September 30, 2018. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company had inventory purchase obligations of $37.5 million for finished goods and $1.3 million for raw materials as of September 30, 2018. Additionally, we may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $147 million to $244 million as of September 30, 2018, depending upon the timing of orders placed for these components by our manufacturers. The Company expects to consume these materials within the next twelve months in the normal course of business and therefore may not result in component purchase obligations. For that reason, the estimate amount of these additional purchase obligations have been excluded from the table above.
Transition Tax
The Company also had obligations of $101.7 million as of September 30, 2018, related to Repatriation Tax as further described in Note 13. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
We had other obligations of $1.6 million as of September 30, 2018, which consisted primarily of commitments related to tooling research and development projects.
Unrecognized Tax Benefits
As of September 30, 2018, we had $29.3 million and an additional $3.4 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the consolidated financial statements.
Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on results, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Part II: "Other Information", Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $480.8 million and $666.7 million as of September 30, 2018 and June 30, 2018, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2018, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.6 million over the next twelve months.
Investments
Our investments are primarily invested in money market funds, corporate bonds, U.S. agency bonds and commercial papers and we do not enter into investments for trading or speculative purposes. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would not materially change the total fair value of the portfolio due to the conservative and short-term nature of these investments.
As of September 30, 2018, the Company held $200.0 million in total investments, which consists of various fixed income available-for-sale securities.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 9 of the notes to consolidated financial statements for a discussion of our legal proceedings.
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
We believe a significant portion of our growth to date has been driven by the diverse and actively engaged Ubiquiti Community, and our business model is predicated on the assumption that the Ubiquiti Community will continue to provide these benefits. We do not maintain the traditional direct sales force compared to some of our competitors, but instead utilize digital marketing and the Ubiquiti Community to drive market awareness and demand for our products and solutions. Although the Ubiquiti Community is central to the success of our business, the interactions within the Ubiquiti Community, and participation levels, are largely outside of our control. Any negative information about us or our products in the Ubiquiti Community, whether or not justified, could quickly and materially decrease the demand for our products.
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

In addition to liability for monetary damages against us or, in certain circumstances, against end users of our products, we may be prohibited from developing, commercializing or continuing to provide certain of our products unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain licenses, our business, operating results and financial condition could be materially affected and we could, for example, be required to cease offering our products or be required to materially alter our products, which could involve substantial costs and time to develop.
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
Our future success also depends on our ability to attract, retain and motivate skilled personnel. All of our employees work for us on an at will basis. Competition for personnel is intense in the industries we participate, particularly for persons with specialized experience in areas such as antenna design and radio frequency equipment. If we are unable to attract and retain the necessary personnel our business, operating results and financial condition could be materially adversely affected.

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

Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services. We may not be able to control the quality of the systems and services we receive from third party service providers, which could impair our financial reporting and may negatively impact our business, operating results and financial condition.

Our debt levels could adversely affect our ability to raise additional capital to fund our operations or limit our ability to react to changes in our industry or the economy.
As of September 30, 2018, our balance outstanding under our Term Facility, under the Second Amended & Restated Credit Agreement, was $481.3 million. As of September 30, 2018, we had no outstanding borrowing on our Revolving Facility, under the Second Amended & Restated Credit Agreement. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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

As of November 9, 2018, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (OECD) to address base erosion and profit shifting ("BEPS"), and comprehensive U.S. tax reform, among other things, may change certain U.S. tax rules impacting the way U.S. multinationals are taxed, increase tax uncertainty and adversely impact our provision for income taxes.

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

From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies which may impact our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our business operating results and financial condition.
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
On May 8, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program (the "May Repurchase Program"). Under the May Repurchase Program, the Company is authorized to repurchase up to an additional $200 million of its common stock, along with any remaining balances under the March Repurchase Program. During the third and fourth quarters of fiscal 2018, the Company repurchased and retired 757,219 and 586,924 shares of common stock at an average price of $69.48 and $70.11 for an aggregate amount of $52.6 million and $41.1 million respectively. Both the March and May Repurchase Programs expire on June 30, 2019.
During the first quarter of fiscal 2019, the Company repurchased and retired an additional 1,238,163 shares of common stock at an average price of $91.07 for an aggregate amount of $112.8 million. This included unpaid stock repurchases of $6.0 million relating to repurchases executed on or prior to September 30, 2018 for trades settled in the second quarter of fiscal 2019. As of September 30, 2018, there was no remaining balance available for share repurchases under the March Repurchase Program and $193.5 million available for repurchases under the May Repurchase Program.
On November 6, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program ("November Repurchase Program"). Under the November Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The November Repurchase Program expires on December 31, 2019. See note 16 of Notes to Consolidated Financial Statements for additional information.
Common Stock repurchases activity under the share repurchase program during the three months ended September 30, 2018 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
July 1, 2018 - July 31, 2018	—	$—	—	$306,240
August 1, 2018 - August 31, 2018	415,318	$85.90	415,318	$270,563
September 1, 2018 - September 30, 2018	822,845	$93.68	822,845	$193,476
Total	1,238,163	$91.07	1,238,163	$193,476
Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.

Item 6.
Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
3.1	Amended and Restated Bylaws of Ubiquiti Networks, Inc. as amended				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated:	November 9, 2018	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 9, 2018	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
3.1	Amended and Restated Bylaws of Ubiquiti Networks, Inc. as amended				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document