Form 10-Q
period 2018-12-31
Ubiquiti Networks, Inc.
filed 2019-02-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of February 5, 2019, 70,522,086 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$293,334	$666,681
Investments — short-term	103,489	—
Accounts receivable, net of allowance for doubtful accounts of $389 and $453 at December 31, 2018 and June 30, 2018, respectively	174,327	174,521
Inventories	255,778	102,220
Vendor deposits	24,753	39,029
Prepaid expenses and other current assets	14,236	18,901
Total current assets	865,917	1,001,352
Property and equipment, net	13,243	14,328
Deferred tax assets — long-term	3,106	3,106
Investments — long-term	42,296	—
Other long-term assets	11,750	3,791
Total assets	$936,312	$1,022,577
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$136,454	$14,098
Income taxes payable	6,524	5,780
Debt — short-term	24,425	24,425
Other current liabilities	64,694	68,613
Total current liabilities	232,097	112,916
Income taxes payable — long-term	122,344	127,719
Debt — long-term	448,154	460,352
Other long-term liabilities	8,381	5,842
Total liabilities	810,976	706,829
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
70,599,038 and 74,072,521 outstanding as of December 31, 2018 and June 30, 2018, respectively	71	74
Additional paid–in capital	—	393
Accumulated other comprehensive income (loss)	(148)	—
Retained earnings	125,413	315,281
Total stockholders’ equity	125,336	315,748
Total liabilities and stockholders’ equity	$936,312	$1,022,577
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues	$307,276	$250,811	$590,181	$496,679
Cost of revenues	167,045	153,911	318,344	288,123
Gross profit	140,231	96,900	271,837	208,556
Operating expenses:
Research and development	19,977	20,468	38,199	37,396
Sales, general and administrative	10,597	10,352	24,363	18,017
Litigation settlement	18,000	—	18,000	—
Total operating expenses	48,574	30,820	80,562	55,413
Income from operations	91,657	66,080	191,275	153,143
Interest expense and other, net	(3,212)	(2,492)	(5,739)	(3,853)
Income before income taxes	88,445	63,588	185,536	149,290
Provisions for income taxes	10,649	115,047	22,037	125,824
Net income (loss)	$77,796	$(51,459)	$163,499	$23,466
Net income (loss) per share of common stock:
Basic	$1.09	$(0.66)	$2.26	$0.30
Diluted	$1.09	$(0.66)	$2.25	$0.29
Weighted average shares used in computing net income (loss) per share of common stock:
Basic	71,225	77,654	72,499	78,895
Diluted	71,406	77,654	72,686	80,494

Other comprehensive income (loss):
Unrealized (loss) on available-for-sale securities	$(2)	$—	$(148)	$—
Other comprehensive income (loss)	(2)	—	(148)	—
Comprehensive income (loss)	$77,794	$(51,459)	$163,351	$23,466
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)
(Unaudited)

	Three and Six Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	85,703		85,703
Other comprehensive income (loss)	—	—	—	—	(146)	(146)
Stock options exercised	17,378	—	194	—	—	194
Restricted stock units issued, net of tax withholdings	6,151	—	(365)		—	(365)
Repurchases of Common Stock	(1,238,163)	(1)	(997)	(111,766)	—	(112,764)
Stock-based compensation expense	—	—	775	—	—	775
Dividends Paid on Common Stock	—	—	—	(18,506)	—	(18,506)
Balances at September 30, 2018	72,857,887	$73	$—	$270,712	$(146)	$270,639
Net Income	—	—	—	77,796	—	77,796
Other comprehensive income (loss)	—	—	—	—	(2)	(2)
Stock options exercised	18,748	—	186	—	—	186
Restricted stock units issued, net of tax withholdings	10,378	—	(114)			(114)
Repurchases of Common Stock	(2,287,975)	(2)	(851)	(205,462)	—	(206,315)
Stock-based compensation expense	—	—	779			779
Dividends Paid on Common Stock	—	—	—	(17,633)	—	(17,633)
Balances at December 31, 2018	70,599,038	$71	$—	$125,413	$(148)	$125,336

	Three and Six Months Ended December 31, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares		Amount	Amount	Amount	Amount
Balance at June 30, 2017	80,275,965	$80	$525	$601,159	$—	$601,764
Net Income	—	—	—	74,925	—	74,925
Stock options exercised	70,299	—	722	—	—	722
Restricted stock units issued, net of tax withholdings	12,750	—	(351)	—	—	(351)
Repurchases of Common Stock	(2,148,832)	(2)	(1,808)	(114,951)	—	(116,761)
Stock-based compensation expense	—	—	912	—	—	912
Balances at September 30, 2017	78,210,182	$78	$—	$561,133	$—	$561,211
Net Income	—	—	—	(51,459)	—	(51,459)
Stock options exercised	27,368	—	127	—	—	127
Restricted stock units issued, net of tax withholdings	8,450	—	(136)		—	(136)
Repurchases of Common Stock	(602,192)	—	—	(34,493)	—	(34,493)
Stock-based compensation expense	—	—	780	—	—	780
Balances at December 31, 2017	77,643,808	$78	$771	$475,181	$—	$476,030

See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$163,499	$23,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,550	3,286
Amortization of debt issuance costs	562	129
Premium amortization and (discount accretion), net	(356)	—
Provision for inventory obsolescence	936	3,151
Provision/(recovery) for loss on vendor deposits	(431)	16,187
Stock-based compensation	1,554	1,692
Deferred Taxes	—	2,253
Other, net	(142)	410
Changes in operating assets and liabilities:
Accounts receivable	258	(18,613)
Inventories	(154,470)	39,533
Vendor deposits	15,356	(11,153)
Prepaid income taxes	—	2,419
Prepaid expenses and other assets	4,361	(2,147)
Accounts payable	122,465	(36,888)
Income taxes payable	(4,631)	113,166
Deferred revenues	6,265	1,207
Accrued and other liabilities	(14,193)	27,568
Net cash provided by operating activities	144,583	165,666
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(5,610)	(6,195)
Private equity investment	(5,000)	—
Purchase of investments	(167,822)	—
Proceeds from sale of investments	7,598	—
Proceeds from maturities of investments	14,721	—
Net cash (used in) investing activities	(156,113)	(6,195)
Cash Flows from Financing Activities:
Proceeds from borrowing under the Amended Credit Facility- Revolver	—	218,500
Repayment against Credit Facility	(12,500)	(7,500)
Repurchases of common stock	(313,079)	(151,255)
Payment of common stock cash dividends	(36,139)	—
Proceeds from exercise of stock options	380	849
Tax withholdings related to net share settlements of restricted stock units	(479)	(487)
Net cash (used in) provided by financing activities	(361,817)	60,107
Net (decrease) increase in cash and cash equivalents	(373,347)	219,578
Cash and cash equivalents at beginning of period	666,681	604,198
Cash and cash equivalents at end of period	$293,334	$823,776
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$26,437	$7,850
Interest paid	$13,287	$4,843
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$6,000	$—
Unpaid property and equipment and other long-term assets	$36	$288
Net unsettled investment purchases, sales and maturities	$74	$—
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2018, included in its Annual Report on Form 10-K, as filed with the SEC on August 24, 2018 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for any future periods.
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
Recent Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the statement of operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the statement of cash flows. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. We will adopt this standard on July 1, 2019, the beginning of our 2020 fiscal year. We expect the adoption of the issued lease guidance will result in an increase in the assets and liabilities on our consolidated balance sheets, and we are currently evaluating the extent of this increase.
NOTE 3—REVENUES
On July 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of the date of adoption using the modified retrospective method. As a result of our adoption of this standard, there was no adjustment recorded to the opening balance of retained earnings as there was no cumulative effect of adoption of the new revenue standard. As we elected the modified retrospective method of adoption, comparative information from prior periods has not been restated and continues to be reported under the

ASC 605, “Revenue Recognition”. Accordingly, the adoption of the new revenue standard did not have a material impact to our results of operations and comprehensive income or financial position, equity or cash flows as of the adoption date or for the six months ended December 31, 2018.
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
Transaction price and allocation to performance obligations
Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost plus margin approach to estimate the stand-along selling price of our implied PCS obligation. When our contracts contain multiple performance obligation, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.
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
Contract Balances
The timing of revenue recognition, billing and cash collections results in billed accounts receivable, deferred revenue primarily attributable to PCS and customer deposits on the Consolidated Balance Sheets. Accounts receivable are recognized in the period the Company’s right to the consideration is unconditional. Our contract liabilities consist of advance payments (Customer deposits) as well as billing in excess of revenue recognized primarily related to deferred revenue. We classify customer deposits as a current liability, and deferred revenue as a current or non-current liability based on the timing of when we expect to fulfill these remaining performance obligations. The current portion of deferred revenue is included in other current liabilities and the non-current portion is included in other long-term liabilities in our consolidated balance sheets.

As of December 31, 2018, the Company’s customer deposits were $1.8 million.
As of December 31, 2018, the Company’s deferred revenue, included in current liabilities and non-current liabilities, was $12.3 million and $6.8 million, respectively.
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
The Company held no Level 3 financial instruments as of December 31, 2018.
The following tables summarize the Company's financial instruments' adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2018 (in thousands):

	December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1							—
Money market funds	$4,378	$—	$—	$4,378	$4,378	$—	$—
Subtotal	$4,378	$—	$—	$4,378	$4,378	$—	$—

Level 2
Commercial paper	$2,581	$—	$—	$2,581	$—	$2,581	$—
Corporate securities	120,578	23	(163)	120,438	—	82,889	37,549
U.S agency securities	7,083	—	(4)	7,079	—	7,079	—
US Government Bonds	16,441	1	(5)	16,437	750	10,940	4,747
Subtotal	$146,683	$24	$(172)	$146,535	$750	$103,489	$42,296

Total	$151,061	$24	$(172)	$150,913	$5,128	$103,489	$42,296
(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.
During the three and six months ended December 31, 2018, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.
The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 31, 2018 (in thousands):

	December 31, 2018
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$112,900	$—	$112,900
Unrealized Loss	$(172)	$—	$(172)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended December 31, 2018.
The following table represents the adjusted costs and fair value of investment by contractual maturity as of December 31, 2018 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	$108,696	$108,617
Due after 1 year through 5 years	42,365	42,296
Total	$151,061	$150,913
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of December 31, 2018 and June 30, 2018, the Company had debt associated with its Second Amended & Restated Credit Agreement (See Note 8), which is carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of December 31, 2018 and June 30, 2018, the fair value of the Company's debt carried at historical cost was $475.0 million and $487.5 million, respectively.

NOTE 5—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$77,796	$(51,459)	$163,499	$23,466
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	71,225	77,654	72,499	78,895
Add—dilutive potential common shares:
Stock options	102	—	110	1,522
Restricted stock units	79	—	77	77
Weighted-average shares used in computing diluted net income (loss) per share	71,406	77,654	72,686	80,494
Net income (loss) per share of common stock:
Basic	$1.09	$(0.66)	$2.26	$0.30
Diluted	$1.09	$(0.66)	$2.25	$0.29
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Restricted stock units	1	2	2	1

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Finished goods	$251,747	$96,747
Raw materials	4,031	5,473
Total	$255,778	$102,220
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Testing equipment	$9,318	$8,577
Computer and other equipment	6,631	6,265
Tooling equipment	10,148	9,594
Furniture and fixtures	1,920	1,890
Leasehold improvements	10,619	10,106
Software	6,187	6,032
Property and Equipment, Gross	44,823	42,464
Less: Accumulated depreciation	(31,580)	(28,136)
Property and Equipment, Net	$13,243	$14,328
 Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Intangible assets, net (1)	$3,375	$460
Private equity investment (2)	5,000	—
Other long-term assets	3,375	3,331
Total	$11,750	$3,791
(1) - Accumulated amortization was $1.4 million and $1.3 million as of December 31, 2018 and June 30, 2018, respectively.
(2) - As of December 31, 2018, the Company entered into a $5 million strategic cost method investment where the Company acquired preferred stock. As of December 31, 2018 the shares are recorded at cost in Other Long-Term Assets on our Consolidated Balance Sheet. We elected to use the measurement alternative, defined as cost, less impairments, as adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments resulting from impairments and/or observable price changes are to be recorded as other income (expense) on a prospective basis. The carrying amount of our equity investments and any related gain or loss may fluctuate in the future as a result of the re-measurement of such equity investments upon the occurrence of observable price changes and/or impairments.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Accrued expenses	$15,539	$18,241
Litigation settlement accrual	18,000	—
Accrued compensation and benefits	2,862	3,091
Warranty accrual	4,328	3,840
Deferred revenue — short-term	12,292	8,509
Customer deposits	1,831	770
Reserve for sales returns	1,165	1,219
Other payables	8,677	32,943
Total	$64,694	$68,613
Other Long Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Deferred Revenue — long-term	$6,757	$4,275
Other long-term liabilities	1,624	1,567
Total	$8,381	$5,842

NOTE 7—ACCRUED WARRANTY
The Company offers warranties on certain products and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statements of operations and comprehensive income (loss) within cost of revenues. The warranties are typically in effect for twelve months from the distributor’s purchase date of the product. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates. Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2018	2017
Beginning balance	$3,840	$3,601
Accruals for warranties issued during the period	3,839	3,373
Changes in liability for pre-existing warranties during the period	95	(343)
Settlements made during the period	(3,446)	(2,647)
Ending balance	$4,328	$3,984

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
Our Debt consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Term Loan - short term	$25,000	$25,000
Debt issuance costs, net	(575)	(575)
Total Debt - short term	24,425	24,425
Term Loan - long term	450,000	462,500
Debt issuance costs, net	(1,846)	(2,148)
Total Debt - long term	$448,154	$460,352
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
Second Amended & Restated Credit Agreement
Under the Second Amended & Restated Credit Agreement, during the three months ended December 31, 2018, the Company made aggregate payments of $11.3 million under the Term Facility, of which $6.2 million was repayment of principal and $5.1 million was payment of interest. During the six months ended December 31, 2018, the Company made aggregate payments of $25.8 million under the Term Facility, of which $12.5 million was repayment of principal and $13.3 was payment of interest.
As of December 31, 2018, we had no outstanding borrowings on our $400 million Revolving Facility.
As of December 31, 2018, the interest rate on the Term Facility was 4.27%. As of January 31, 2019, the most currently available reset date, the Term Facility has an interest rate of 4.25%.
The following table summarizes our estimated debt and interest payment obligations as of December 31, 2018, for the remainder of fiscal 2019 and future fiscal years (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Debt payment obligations	$12,500	$31,250	$43,750	$50,000	$337,500	$—	$475,000
Interest and other payments on debt payment obligations (1)	10,639	20,666	19,054	16,991	8,422	—	75,772
Total	$23,139	$51,916	$62,804	$66,991	$345,922	$—	$550,772
(1) - Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2018.

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
As of December 31, 2018, future minimum annual payments under operating leases for the remainder of fiscal 2019 and future fiscal years are as follows (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Operating leases	$5,784	$6,914	$4,883	$1,985	$1,628	$429	$21,623
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2018, we have $2.8 million recorded purchase obligation liability related to FrontRow. There have been no other significant liabilities for cancellations recorded as of December 31, 2018. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $178 million to $237 million as of December 31, 2018, depending upon the timing of orders placed for these components by our manufacturers.
Other Obligations
The Company had other obligations of $2.1 million as of December 31, 2018, which consisted primarily of commitments related to research and development projects.
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
Synopsys
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act. On January 17, 2019, the Company and Synopsys entered into a settlement pursuant to which the Company paid $18 million to Synopsys and agreed to a permanent injunction to prevent any unlicensed use of Synopsys’s software. As a result of the settlement, the litigation with Synopsys was dismissed. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The Company accrued the $18 million as an expense in the quarter ended December 31, 2018.
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
Shareholder Class Actions
On February 21, 2018, a purported class action, captioned Paul Vanderheiden v. Ubiquiti Networks, Inc. et al., No. 18-cv-01620 (the "Vanderheiden Action"), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The Vanderheiden Action complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported overstatements of the Company’s online community user engagement metrics and accounts receivable. On February 28, 2018 and March 13, 2018, substantially similar purported class actions, captioned Xiya Qian v. Ubiquiti Networks, Inc. et al., No. 18-cv-01841 (the “Qian Action”) and John Kho v. Ubiquiti Networks, Inc. et al., No. 18-cv-02242 (the "Kho Action", together with the Vanderheiden Action and the Qian Action, the “Class Actions”), respectively, were filed in the United States District Court for the Southern District of New York. On October 24, 2018, the court consolidated the Class Actions and appointed lead plaintiff and lead counsel (the “Consolidated Class Action”). Plaintiff filed its Consolidated Amended Complaint on December 24, 2018. Defendants’ response to the Consolidated Amended Complaint is currently due on March 22, 2019.
While the Company believes that the Consolidated Class Action is without merit and plans to vigorously defend itself, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
Shareholder Derivative Action & Section 220 Demand
On March 13, 2018, Anthony Franchi filed a shareholder derivative complaint in the Superior Court of the State of California, County of San Mateo against the Company’s directors, and certain of its officers (the "Franchi Action"). The Company is named as a nominal defendant. The complaint asserts claims against all individual defendants for breach of fiduciary duty for disseminating false and misleading information and failure to maintain internal controls and unjust enrichment. Additional claims are asserted against Robert Pera for breach of fiduciary duty for insider selling and misappropriation of information, as well as the violation of California Corporations Code § 25402. The allegations in support of these claims are similar to the allegations made in the Class Actions. Plaintiff seeks a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged breaches of fiduciary duty by the individual defendants, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, a judgment directing the Company to reform its governance and internal procedures, and attorneys’ fees and other costs. The Company moved for a stay of the derivative action pending resolution of the Consolidated Class Action. The court denied the Company's motion, but stayed discovery until the resolution of any motion to dismiss the Consolidated Class Action. On August 27, 2018, the individual defendants and nominal defendant Ubiquiti demurred to dismiss the Franchi Action. Plaintiff filed an omnibus response on October 5, 2018 and defendants filed replies on October 22, 2018. The demurrers are pending before the Court. On June 4, 2018, alleged Ubiquiti stockholder Richard Gericke served a demand to inspect the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company commenced its production of documents responding to Mr. Gericke’s requests for records on August 22, 2018 and completed its production on October 10, 2018. In addition to serving his Section 220 demand, Mr. Gericke sought leave to intervene in the Franchi Action. Mr. Gericke’s motion was denied without prejudice on November 30, 2018.
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
On November 6, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program ("November Repurchase Program"). Under the November Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The November Repurchase Program expires on December 31, 2019. During the second quarter of fiscal 2019, the Company repurchased and retired 2,287,975 shares of common stock at an average price of $90.17 for an aggregate amount of $206.3 million. This includes unpaid stock repurchased of $6.0 million relating to repurchases executed on or prior to December 31, 2018 for trades settled in the third quarter of fiscal 2019. As of December 31, 2018, there was no remaining balance available for share repurchases under the March and May Repurchase Programs and $187.2 million available for repurchase under the November Repurchase Program.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income pursuant to GAAP. As of December 31, 2018, the Company's accumulated other comprehensive income (loss) includes $0.1 million of net unrealized loss from our available-for-sale securities.
NOTE 12—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2018, the Company had 10,574,283 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of revenues	$261	$40	$294	$285
Research and development	497	370	964	826
Sales, general and administrative	21	370	296	581
	$779	$780	$1,554	$1,692

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2018:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2018	137,491	$9.15	3.62	$10,390
Exercised	(36,126)	$10.55
Balance, December 31, 2018	101,365	$8.66	3.12	$9,199
Vested as of December 31, 2018	101,365	$8.66	3.12	$9,199
Vested and exercisable as of December 31, 2018	101,365	$8.66	3.12	$9,199
During the three months ended December 31, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.9 million and $1.7 million, respectively, as determined as of the date of option exercise. During the six months ended December 31, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company's stock incentive plans was $3.2 million and $5.5 million, respectively, as determined as of the date of option exercise.

As of December 31, 2018, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and six months ended December 31, 2018 and 2017.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2018	144,100	$53.24
RSUs granted	39,261	$89.51
RSUs vested	(21,673)	$49.57
RSUs canceled	(20,603)	$57.95
Non-vested RSUs, December 31, 2018	141,085	$63.21
The intrinsic value of RSUs vested in the three months ended December 31, 2018 and 2017 was $1.1 million and $0.6 million, respectively. The intrinsic value of RSUs vested in the six months ended December 31, 2018 and 2017 was $2.0 million and $1.9 million, respectively. The total intrinsic value of all outstanding RSUs was $14.0 million as of December 31, 2018.
As of December 31, 2018, there were unrecognized compensation costs related to RSUs of $6.3 million which the Company expects to recognize over a weighted average period of 3.7 years.
NOTE 13—INCOME TAXES
The Company recorded tax provisions of $10.6 million and $22.0 million for the three and six months ended December 31, 2018 as compared to $115.0 million and $125.8 million for the three and six months ended December 31, 2017. The tax provisions for the three and six months ended December 31, 2017 reflect provisional charges of $110.5 million for transition tax and $2.3 million for the remeasurement of deferred income taxes. The tax provisions for the three and six months ended December 31, 2018, include one-time discrete income tax benefit of $4 million related to litigation settlement.
The Company’s estimated fiscal year 2019 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, excess tax benefit from stock-based compensation and the impact of the 2017 Tax Act.
On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduced the US federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In fiscal year 2018 and the first quarter of fiscal year 2019, we recorded provisional amounts for certain enactment-date effects of the 2017 Tax Act by applying the guidance in Staff Accounting Bulletin No. 118 ("SAB 118"), because we had not yet completed our enactment-date accounting for these effects. In fiscal year 2019 and 2018, the Company recorded tax expense related to the enactment-date effects of the 2017 Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, and adjusting deferred tax assets and liabilities to reflect the new corporate tax rate.
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act in fiscal year 2018 and the first quarter of fiscal 2019.  At fiscal year ended June 30, 2018, we had not completed our accounting for all of the enactment-date income tax effects of the 2017 Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and determination of a policy election related to recording deferred income taxes related to global intangible low-taxed income ("GILTI").  However as of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the 2017 Tax Act. During the six months ended December 31, 2018, we recognized an additional expense of $2.8 million to the provisional transition tax liability amount recorded at June 30, 2018 and included this adjustments as a component of income tax expense from continuing operations. There were no additional adjustments to deferred income taxes and the Company has made a policy election to treat GILTI as a period cost.
As of December 31, 2018, the Company had approximately $29.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net increase of its unrecognized tax benefits of $0.1 million for the three months ended December 31, 2018. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.

As of December 31, 2018, the Company had $3.8 million accrued interest related to uncertain tax matters. The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department. All material consolidated federal income tax matters have been concluded for years through 2014. All material state and local income tax matters have been concluded through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009.
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

•Service Provider Technology includes our airMAX, EdgeMAX, UFiber, and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE.
Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters.

•Enterprise Technology our UniFi and mFi platforms, including UniFi enterprise Wi-Fi, UniFi Video
Products, UniFi switching and routing solutions, including AmpliFi.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
Service Provider Technology	$113,222	37%	$119,852	48%	$218,179	37%	$239,767	48%
Enterprise Technology	194,054	63%	130,959	52%	372,002	63%	256,912	52%
Total revenues	$307,276	100%	$250,811	100%	$590,181	100%	$496,679	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
North America(1)	$121,234	39%	$94,957	38%	$240,605	41%	$191,127	38%
South America	20,907	7%	20,746	8%	35,083	6%	51,799	10%
Europe, the Middle East and Africa ("EMEA")	134,392	44%	102,026	41%	259,323	44%	195,340	39%
Asia Pacific	30,743	10%	33,082	13%	55,170	9%	58,413	13%
Total revenues	$307,276	100%	$250,811	100%	$590,181	100%	$496,679	100%

 (1) Revenue for the United States was $114.5 million and $89.8 million for the three months ended December 31, 2018 and 2017, respectively. Revenue for the United States was $226.8 million and $181.7 million for the six months ended December 31, 2018 and 2017, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2018	2017	2018	2017	2018	2018
Customer A	11%	13%	10%	11%	11%	12%
Customer B	11%	*	11%	*	16%	15%
 * denotes less than 10%
NOTE 15—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.5 million and $0.9 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2018, respectively. The Company recognized a total of approximately $0.4 million and $0.7 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2017, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
NOTE 16 - SUBSEQUENT EVENTS
Repurchase Program
Subsequent to December 31, 2018, the Company repurchased and retired 91,249 shares of common stock at an average price of $98.63 for an aggregate amount of $9.0 million. As of February 7, 2019, the Company had $178.2 million available under the November Repurchase Program.
Dividends
On February 8, 2019, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.25 per share payable on February 25, 2019 to shareholders of record at the close of business on February 18, 2019. The Company intends to pay regular quarter cash dividends of at least $0.25 per share for the remainder of fiscal year 2019. Any future dividends will be subject to the approval of the Company's Board of Directors.
Litigation Settlement
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act. On January 17, 2019, the Company and Synopsys entered into a settlement pursuant to which the Company paid $18 million to Synopsys and agreed to a permanent injunction to prevent any unlicensed use of Synopsys’s software. As a result of the settlement, the litigation with Synopsys was dismissed. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

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
The majority of the Company’s resources consist of entrepreneurial and de-centralized research and development teams ("R&D"). Ubiquiti does not employ a traditional direct sales force, but instead drives brand awareness through online reviews and publications, its website, its distributors and the company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms are designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base in under-served and under-penetrated markets. Our differentiated business model, we believe has enabled us to break down traditional barriers such as high product and network deployment costs and offer solutions with disruptive price-performance characteristics. We strive to offer solutions that provide an ecosystem which simplifies the users experience and the deployment process of additional hardware.
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
As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of carrier and enterprise-class communications platforms. Our business model is driven by a large and highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. The Ubiquiti Community is one element of our business strategy as it enables us to drive:

•Rapid customer and community driven product development. We have an active, loyal community built from our customers that we believe is a sustainable competitive advantage. Our solutions benefit from the active engagement between the Ubiquiti Community and our development engineers throughout the product development cycle, which eliminates long and expensive multistep internal processes and results in rapid introduction and adoption of our products. This approach significantly reduces our development costs and time to market.

•Scalable sales and marketing model. We do not maintain the traditional direct sales force as compared to some of our competitors, but instead utilize digital marketing and the Ubiquiti Community to drive market awareness and demand for our products and solutions. We believe this community-propagated viral marketing enables us to reach under-served and under-penetrated markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third party web sites. This allows us to operate a scalable sales and marketing model and effectively create awareness of our brand and products.
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

•Service Provider Technology includes our airMAX, EdgeMAX, UFiber, and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE. Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters.

•Enterprise Technology includes our UniFi and mFi platforms, including UniFi enterprise Wi-Fi, UniFi Video Products, UniFi switching and routing solutions, including AmpliFi.
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 97% of our revenues during the six months ended December 31, 2018.

Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs associated with engineering, including salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics fees, tariffs and excess and obsolete inventory reserves.
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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented, and did impact a portion of our products. As a result, we expect our near-term margins to be negatively impacted as we explore alternatives to mitigate the tariffs. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
Operating Expenses
We classify our operating expenses as research and development, sales, general and administrative expenses.

•Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, licensed or purchased intellectual property, facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products in addition to new versions of our existing products.

•Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a traditional direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations.
Deferred Revenues
We recognize revenues when performance obligations under the terms of a contract with our customers are satisfied. Our deferred revenues are primarily comprised of remaining performance obligation attributable to implied PCS that we expect to fulfill in the future. As of December 31, 2018, and June 30, 2018, we had deferred revenues of $19.0 million and $12.7 million, respectively, related to these obligations.

Provisions for Income Taxes
We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that tax liability is greater than its original estimate. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income (loss). Refer to “Part II—Item 1A. Risk Factors—Risks Related to Regulatory, Legal and Tax Matters—Changes in applicable tax regulations could negatively affect our financial results” for additional information.
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

Results of Operations
Comparison of Three and Six Months Ended December 31, 2018 and 2017

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	(In thousands, except percentages)
Revenues	$307,276	100%	$250,811	100%	$590,181	100%	$496,679	100%
Cost of revenues (1)	167,045	54%	153,911	61%	318,344	54%	288,123	58%
Gross profit	140,231	46%	96,900	39%	271,837	46%	208,556	42%
Operating expenses:
Research and development (1)	19,977	7%	20,468	8%	38,199	6%	37,396	8%
Sales, general and administrative (1)	10,597	3%	10,352	4%	24,363	4%	18,017	4%
Litigation settlement	18,000	6%	—	*	18,000	3%	—	*
Total operating expenses	48,574	16%	30,820	12%	80,562	14%	55,413	11%
Income from operations	91,657	30%	66,080	26%	191,275	32%	153,143	31%
Interest expense and other, net	(3,212)	(1%)	(2,492)	(1%)	(5,739)	(1%)	(3,853)	(1%)
Income before income taxes	88,445	29%	63,588	25%	185,536	31%	149,290	30%
Provisions for income taxes	10,649	3%	115,047	46%	22,037	4%	125,824	25%
Net income (loss)	$77,796	25%	$(51,459)	(21%)	$163,499	28%	$23,466	5%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	261		40		294		285
Research and development	497		370		964		826
Sales, general and administrative	21		370		296		581
Total stock-based compensation	779		780		1,554		1,692
Revenues
Total revenues increased $56.5 million, or 23%, from $250.8 million in the three months ended December 31, 2017 to $307.3 million in the three months ended December 31, 2018. Total revenues increased $93.5 million, or 19%, from $496.7 million in the six months ended December 31, 2017 to $590.2 million in the six months ended December 31, 2018
During the three and six months ended December 31, 2018, there were no material price changes in the Company's products sold. However, the Company continues to introduce new products which may have average selling price and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	(in thousands, except percentages)
Service Provider Technology	$113,222	37%	$119,852	48%	$218,179	37%	$239,767	48%
Enterprise Technology	194,054	63%	130,959	52%	$372,002	63%	256,912	52%
Total revenues	$307,276	100%	$250,811	100%	$590,181	100%	$496,679	100%
Service Provider Technology revenue decreased $6.6 million, or 6%, from $119.9 million in the three months ended December 31, 2017 to $113.2 million in the three months ended December 31, 2018. Service Provider Technology revenue decreased $21.6 million, or 9%, from $239.8 million in the six months ended December 31, 2017 to $218.2 million in the six months ended December 31, 2018.
The decrease in Service Provider Technology revenue during the three and six months ended December 31, 2018 as compared to the same period in the prior year, was primarily due to decreased revenue in South America, North America and Asia Pacific, partially offset by an increase in revenue in Europe, the Middle East and Africa ("EMEA").
Enterprise Technology revenue increased $63.1 million, or 48%, from $131.0 million in the three months ended December 31, 2017 to $194.1 million in the three months ended December 31, 2018. Enterprise Technology revenue increased $115.1 million, or 45%, from $256.9 million in the six months ended December 31, 2017 to $372.0 million in the six months ended December 31, 2018
The increase in Enterprise Technology revenue during the three and six months ended December 31, 2018 as compared to the same periods in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	(in thousands, except percentages)
North America(1)	$121,234	39%	$94,957	38%	$240,605	41%	$191,127	38%
South America	20,907	7%	20,746	8%	35,083	6%	51,799	10%
Europe, the Middle East and Africa ("EMEA")	134,392	44%	102,026	41%	259,323	44%	195,340	39%
Asia Pacific	30,743	10%	33,082	13%	55,170	9%	58,413	13%
Total revenues	$307,276	100%	$250,811	100%	$590,181	100%	$496,679	100%
 (1) Revenue for the United States was $114.5 million and $89.8 million for the three months ended December 31, 2018 and 2017, respectively. Revenue for the United States was $226.8 million and $181.7 million for the six months ended December 31, 2018 and 2017, respectively.
North America
Revenues in North America increased $26.3 million, or 28%, from $95.0 million in the three months ended December 31, 2017 to $121.2 million in the three months ended December 31, 2018. Revenues increased $49.5 million, or 26%, from $191.1 million in the six months ended December 31, 2017 to $240.6 million in the six months ended December 31, 2018.
The increase in North America revenues during the three and six months ended December 31, 2018 as compared to the same periods in the prior year, was primarily due to increased revenue from our Enterprise Technology products partially offset by a decrease in revenue from Service Provider Technology products.
South America
Revenues in South America increased $0.2 million, or 1%, from $20.7 million in the three months ended December 31, 2017 to $20.9 million in the three months ended December 31, 2018. Revenues decreased $16.7 million, or 32%, from $51.8 million in six months ended December 31, 2017 to $35.1 million in six months ended December 31, 2018.
The increase in South America revenues during the three months ended December 31, 2018 as compared to the same period in the prior year was primarily due to increased revenue in Enterprise Technology products, offset in part by a decrease in revenue from Service Provider Technology products.
The decrease in South America revenues during the six months ended December 31, 2018 as compared to the same period in the prior year was primarily due to decreased revenue in our Service Provider Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $32.4 million, or 32%, from $102.0 million in the three months ended December 31, 2017 to $134.4 million in the three months ended December 31, 2018. Revenues increased $64.0 million, or 33%, from $195.3 million in the six months ended December 31, 2017 to $259.3 million in the six months ended December 31, 2018.
The increase in EMEA revenues during the three and six months ended December 31, 2018 as compared to the same periods in the prior year was primarily due to increased revenue for both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region decreased $2.3 million, or 7%, from $33.1 million in the three months ended December 31, 2017 to $30.7 million in the three months ended December 31, 2018.  Revenues decreased $3.2 million, or 6%, from $58.4 million in the six months ended December 31, 2017 to $55.2 million in the six months ended December 31, 2018.

The decrease in Asia Pacific revenues during the three and six months ended December 31, 2018 as compared to the same period in the prior year was primarily due to decreased revenue from Service Provider Technology products, offset in part by an increase in revenue from Enterprise Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $13.1 million, or 9%, from $153.9 million in the three months ended December 31, 2017 to $167.0 million in the three months ended December 31, 2018. Cost of revenues increased $30.2 million, or 10%, from $288.1 million in the six months ended December 31, 2017 to $318.3 million in the six months ended December 31, 2018.
The increase during the three and six months ended December 31, 2018 was primarily due to cost increases associated with an overall increase in revenue, higher indirect costs, partially offset by lower provisions for obsolete inventory.
Gross profit margin increased to 46% in the three months ended December 31, 2018 compared to 39% in the three months ended December 31, 2017. Gross profit margin increased to 46% in the six months ended December 31, 2018 compared to 42% in the six months ended December 31, 2017.
The increase in gross profit margin during both the three and six months ended December 31, 2018 was primarily driven by changes in product mix, lower inventory obsolescence charges and to a lesser extent the benefit of product cost reduction strategies, partially offset by higher indirect costs.
The increase in indirect costs for the three and six months ended December 31, 2018 as compared to the same period in prior year, is mainly due to higher shipping and tariffs related cost. The three and six months ended December 31, 2017 includes $18.6 million of costs related to provisions for obsolete inventory, vendor deposits and loss on purchase commitment.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses decreased $0.5 million, or 2%, from $20.5 million in the three months ended December 31, 2017 to $20.0 million in the three months ended December 31, 2018. As a percentage of revenues, R&D expenses decreased from 8% for the three months ended December 31, 2017 to 7% for the three months ended December 31, 2018. R&D expenses increased $0.8 million, or 2%, from $37.4 million in the six months ended December 31, 2017 to $38.2 million in the six months ended December 31, 2018. As a percentage of revenues, R&D expense decreased from 8% for the six months ended December 31, 2017 to 6% for the six months ended December 31, 2018.
The decrease in R&D expenses in absolute dollars during the three months ended December 31, 2018 as compared to the same period in the prior year was primarily due to lower non-recurring engineering (NRE) expenses and lower employee related expenses.
The increase in R&D expense in absolute dollars during the six months ended December 31, 2018 as compared to the same period in the prior year was primarily due to higher costs associated with increased headcount.
Sales, General and Administrative
Sales, general and administrative expenses increased $0.2 million, or 2%, from $10.4 million in the three months ended December 31, 2017 to $10.6 million in the three months ended December 31, 2018. As a percentage of revenues, sales, general and administrative expenses decreased from 4% for the three months ended December 31, 2017 to 3% for the three months ended December 31, 2018. Sales, general and administrative expenses increased $6.3 million, or 35%, from $18.0 million in the six months ended December 31, 2017 to $24.4 million in the six months ended December 31, 2018. As a percentage of revenues, sales general and administrative expenses remained flat at 4% for six months ended December 31, 2018 and 2017.
For the three months ended December 31, 2018, compared to the same period in prior year, the cost was consistent due to higher employee related costs, largely offset by lower stock based compensation expense and marketing expenses.
The increase in sales, general and administrative expenses in absolute dollars during the six months ended December 31, 2018 was primarily related to professional fees and costs associated with increased headcount.
Litigation Settlement
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act. On January 17, 2019, the Company and Synopsys entered into a settlement pursuant to which the Company paid $18 million to Synopsys and agreed to a permanent injunction to prevent any unlicensed use of Synopsys’s software. As a result of the settlement, the litigation with Synopsys was dismissed. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

Provision for Income Taxes
Our provision for income taxes decreased $104.4 million or 91%, from $115.0 million for the three months ended December 31, 2017 to $10.6 million for the three months ended December 31, 2018. Our effective tax rate decreased to 12% for the three months ended December 31, 2018 as compared to 181% for the three months ended December 31, 2017.
Our provisions for income taxes decreased $103.8 million or 82%, from $125.8 million for the six months ended December 31, 2017 to $22.0 million for the six months ended December 31, 2018. Our effective tax rate decreased to 12% for the six months ended December 31, 2018 as compared to 84% for the six months ended December 31, 2017.
The lower effective tax rates for both the three and six months ended December 31, 2018 is primarily due to $110.7 million net charges associated with the 2017 Tax Act recorded in the three months ended December 31, 2017.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short and long term investments. We had cash and cash equivalents of $293.3 million and $666.7 million as of December 31, 2018 and June 30, 2018, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. As of December 31, 2018, our condensed cash and investments were $439.1 million
During the first quarter of fiscal year 2019, the Company began investing cash in various fixed income available-for-sale securities. As of December 31, 2018, we held $150.9 million in total investments of which $5.2 million is recorded in cash and cash equivalents. Our securities investment portfolio consists of high quality, investment grade securities from diverse issuers.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$144,583	$165,666
Net cash (used in) investing activities	(156,113)	(6,195)
Net cash (used in) provided by financing activities	(361,817)	60,107
Net (decrease) increase in cash and cash equivalents	$(373,347)	$219,578
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2018 consisted primarily of net income of $163.5 million, partially offset by the changes in operating assets and liabilities that resulted in net cash outflows of $24.6 million. This net change was primarily driven by outflows arising from a $154.5 million increase in inventory, partially offset by $15.4 million decrease in vendor deposits, and $4.6 million decrease in taxes payable due to the timing of federal tax payments. These outflows were partly offset by $108.3 million increase in net accounts payable and accrued liabilities.
Net cash provided by operating activities in the six months ended December 31, 2017 consisted primarily of net income of $23.5 million in addition to the changes in operating assets and liabilities that results in net cash inflows of $115.1 million. This net change was primarily driven by inflows arising from $39.5 million decrease in inventory partially offset with $11.2 million increase in vendor deposits and $113.2 million increase in taxes payable primarily due to charges associated with the 2017 Tax Act. These inflows were partly offset by $18.6 million increase in accounts receivable due to overall higher revenues for the period and $9.3 million decrease in net accounts payable and accrued liabilities.

Cash Flows from Investing Activities
We used $156.1 million of cash in investing activities during the six months ended December 31, 2018. For the six months ended December 31, 2018, our investing activities consist of net purchases of available-for-sale securities of $145.5 million, purchase of private equity investment of $5.0 million, and capital expenditures and purchase of intangible assets of $5.6 million. For the six months ended December 31, 2017, our investing activities consisted of capital expenditures of $6.2 million.
Cash Flows from Financing Activities
We used $361.8 million of cash in financing activities during the six months ended December 31, 2018. During the six months ended December 31, 2018, we had financing cash outflows of $313.1 million related to the repurchase of our common stock, $36.1 million related to dividends paid on our common stock and $12.5 million repayment on our term loan under our credit facility.
Net cash provided by financing activities in the six months ended December 31, 2017 of $60.1 million consisted primarily of cash inflows of $218.5 million related to draws on our revolver under our credit facility, offset in part by cash outflows $151.3 million related to repurchases of our common stock and $7.5 million repayments against our outstanding term loan under the Term Facility.

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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2018.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of December 31, 2018.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of December 31, 2018 for the remainder of fiscal 2019 and future fiscal years (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Operating leases	$5,784	$6,914	$4,883	$1,985	$1,628	$429	$21,623
Debt payment obligations	12,500	31,250	43,750	50,000	337,500	—	475,000
Interest and other payments on debt payment obligations	10,639	20,666	19,054	16,991	8,422	—	75,772
Transition Tax	—	8,902	8,902	8,902	8,902	66,766	102,374
Other obligations	2,098	—	—	—	—	—	2,098
Total	$31,021	$67,732	$76,589	$77,878	$356,452	$67,195	$676,867
Operating Leases
The Company leases its headquarters in New York, NY and other locations worldwide under non cancellable operating leases that expire at various dates through 2024.
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
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2018, we have $2.8 million recorded purchase obligation liability related to FrontRow. There have been no other significant liabilities for cancellations recorded as of December 31, 2018. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $178.0 million to $237.0 million as of December 31, 2018, depending upon the timing of orders placed for these components by our manufacturers.
Transition Tax
The Company also had obligations of $102.4 million as of December 31, 2018, related to Transition Tax.  These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
We had other obligations of $2.1 million as of December 31, 2018, which consisted primarily of commitments related to tooling research and development projects.
Unrecognized Tax Benefits
As of December 31, 2018, we had $29.4 million and an additional $3.8 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We had cash and cash equivalents of $293.3 million and $666.7 million as of December 31, 2018 and June 30, 2018, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2018, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.5 million over the next twelve months.
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
As of December 31, 2018, the Company held $150.9 million in total investments, which consists of various fixed income available-for-sale securities.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $1.2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 9 of the notes to consolidated financial statements for a discussion of our legal proceedings.
Item 1A. Risk Factors
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. If any event related to these known or unknown risks or uncertainties actually occurs, our business prospects, operating results, and financial condition could be materially adversely affected.
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

Factors that could cause our operating results and stock price to fluctuate include:
•varying demand for our products due to the financial and operating condition of our distributors and their customers, distributor inventory management practices and general economic conditions;
•shifts in our fulfillment practices including increasing inventory levels as part of efforts to decrease our delivery lead times;
•failure of our suppliers to provide chips or other components;
•failure of our contract manufacturers and suppliers to meet our demand;
•success and timing of new product introductions by us, and our competitors;
•increased warranty costs;
•announcements by us or our competitors regarding products, promotions or other transactions;
•costs related to legal proceedings or responding to government inquiries;
•our ability to control and reduce product costs; and
•expenses of our entry into new markets.
In addition, our business may be subject to seasonality, although our recent growth rates and timing of product introductions may have historically masked our seasonal changes in demand. For example, our consumer products may be subject to general seasonal spending trends associated with holidays.
We have limited visibility into future sales, which makes it difficult to forecast our future operating results.

Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and consumers, primarily through our network of distributors and resellers. We do not employ a traditional direct sales force. Sales to our distributors have accounted for nearly all of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues, which could harm our ability to achieve or sustain expected operating results. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which would reduce our revenues and could harm our ability to achieve or sustain expected operating results.

Sales to the service provider market are especially volatile, and weakness in orders from this industry could harm our future operating results.

Weakness in orders, directly or indirectly, from the service provider industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. These conditions have harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period of such slowdowns

We are subject to risks associated with our distributors’ inventory management practices.

Our distributors purchase and maintain their own inventories of our products, and we do not control their inventory management. Distributors may manage their inventories in a manner that causes significant fluctuations in their purchases from quarter to quarter, and which may not be in alignment with the actual demand of end customers for our products. If some distributors decide to purchase more of our products than are required to satisfy their customers’ demand in any particular quarter, because they do not accurately forecast demand or otherwise, they may reduce future orders until their inventory levels realign with their customers’ demand. If some distributors decide to purchase less of our products than are required to satisfy their customers’ demand in any particular quarter, because they do not accurately forecast demand or otherwise, sales of our products may be deferred or lost altogether, which could materially adversely affect our operating results.

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

Although we have a large number of distributors in numerous countries who sell our products, a limited number of these distributors represent a significant portion of our sales. One or more of our major distributors may suffer from a decline in their financial condition, decrease in demand from their customers, or a decline in other aspects of their business which could impair their ability to purchase and resell our products. Any distributor may also cease doing business with us at any time with little or no notice. The termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of revenues, slower or impaired collection on accounts receivable and costly and time-consuming litigation or arbitration. We may not be successful in finding other suitable distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographic markets or to certain network operators and service providers. We do not generally obtain letters of credit or other security for payment from the distributors, so we are not protected against accounts receivable default by the distributors.

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
The networking, enterprise WLAN, routing, switching, video surveillance, wireless backhaul, machine-to-machine communications and consumer markets in which we primarily compete are highly competitive and are influenced by competitive factors including:
•our ability to rapidly develop and introduce new high performance integrated solutions;
•the price and total cost of ownership and return on investment associated with the solutions;
•the simplicity of deployment and use of the solutions;
•the reliability and scalability of the solutions;
•the market awareness of a particular brand;
•our ability to provide secure access to wireless networks;
•our ability to offer a suite of products and solutions;
•our ability to allow centralized management of the solutions; and
•our ability to provide quality product support.
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

We expect competition to continuously intensify as other established and new companies introduce new products in the same markets that we serve or intend to enter, as these markets consolidate. Our business, operating results and financial condition will suffer if we do not maintain our competitiveness.
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
We significantly depend upon our contract manufacturers to:
•assure the quality of our products;
•manage capacity during periods of volatile demand;
•qualify appropriate component suppliers;
•ensure adequate supplies of components and materials;
•deliver finished products at agreed upon prices and schedules; and
•safeguard materials and finished goods.
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
Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

•labor strikes or shortages;
•financial problems of either contract manufacturers or component suppliers;
•reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry;
•changes or uncertainty in tariffs, economic sanctions, and other trade barriers; and
•industry consolidation occurring within one or more component supplier markets, such as the semiconductor market.

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

Our payment of cash dividends will be subject to, among other things, declaration by the Board of Directors of the Company our financial position and results of operations, available cash and cash flow, capital requirements, our debts, contingent liabilities, applicable corporate legal requirements, and other factors. If the Company fails to meet expectations related to dividends, its stock price may decline and which could have a material adverse impact on investor confidence and employee retention. These and other factors may also affect the continuation of, or activity under, our previously announced stock repurchase program. Failure to pay cash dividends could cause the market price of our common stock to decline. The discontinuance of, or lack of activity under, our previously announced stock repurchase program could also result in a lower market price of our common stock.

A general global economic downturn may negatively affect our customers and their ability to purchase our products. A downturn may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue.
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit". As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017, and "Brexit" is scheduled to become effective on March 29, 2019. The terms of any withdrawal and the United Kingdom’s future relationship with the European Union are subject to a negotiation period that could last at least two years from the initiation date. Although it is unknown what those terms will be, the Brexit has created global economic uncertainty and could cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.

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
We have operations in China, Lithuania, Poland, Latvia, Ukraine, Canada, India, Taiwan, United States and elsewhere. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:
•the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance;
•fluctuations in currency exchange rates;
•import and export license requirements, tariffs, economic sanctions, contractual limitations and other trade barriers;
•increasing labor costs, especially in China;
•difficulties in managing the geographically remote personnel;
•the complexities of foreign tax systems and changes in their tax rates and rules;
•stringent consumer protection and product compliance regulations that are costly to comply with and may vary from country to country;
•limited protection and enforcement regimes for intellectual property rights in some countries;
•increased financial accounting and reporting burdens and complexity; and
•political, social and economic instability in some jurisdictions.

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
We invested in developing our own manufacturing capacity to support our product development and prototyping. To the extent that we may invest in and expand or relocate these manufacturing capabilities, and increasingly rely upon such activities, we will face increased risks associated with:

•bearing the fixed costs of these activities;
•directly procuring components and materials;
•regulatory and other compliance requirements, including import and export license requirements, tariffs, economic sanctions, contractual limitations and other trade barriers;
•exposure to casualty loss and other disruptions;
•quality control;
•labor relations; and
•our limited experience in operating manufacturing facilities.
Since these activities would be conducted in China and other countries, some of these risks may be more significant due to the less predictable legal and political environment.

Our business may be negatively affected by political events and foreign policy responses.
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty, and increase currency volatility that can affect economic activity. Policies and statements by the current White House administration, as well as the Republican Party maintaining control of the Senate of the U.S. in the congressional election, has created uncertainty with how trade might be affected between the U.S. and the rest of the world, and China, in particular. For example, in June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented, and did impact a portion of our products. We can provide no assurance regarding the scope and duration of the imposed tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.
Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the U.S. as a result of such changes, could also adversely affect our business. For example, if the U.S. government withdraws or materially modifies existing or proposed trade agreements, places greater restriction on free trade generally or imposes increases on tariffs on goods imported into the U.S., particularly from China, our business, financial condition and results of operations could be adversely affected. In addition, negative sentiments towards the U.S. among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.
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
The intellectual property protection and enforcement regimes in certain countries outside the United States are generally not as comprehensive as in the United States, and may not adequately protect our intellectual property. The legal regimes relating to the recognition and enforcement of intellectual property rights in China and South America are particularly limited. Legal proceedings to enforce our intellectual property in these jurisdictions may progress slowly, during which time infringement may continue largely unimpeded. Countries that have relatively inefficient intellectual property protection and enforcement regimes represent a significant portion of the demand for our products. These factors may make it more challenging for us to enforce our intellectual property rights against infringement. The infringement of our intellectual property rights, particularly in these jurisdictions, may materially harm our business in these markets and elsewhere by reducing our sales, and adversely affecting our operating results, and diluting our brand or reputation.
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

Whether or not there is merit to a given claim, it can be time consuming and costly to defend against, and could:
•adversely affect our relationships with our current or future users, customers and suppliers;
•cause delays or stoppages in the shipment of our products;
•cause us to modify or redesign our products;
•cause us to rebrand our products or services;
•subject us to a temporary or permanent injunction;
•divert management’s attention and resources;
•subject us to significant damages or settlements;
•cause us to give up some of our intellectual property;
•require us to enter into costly licensing agreements; or
•require us to cease offering certain of our products or services.
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
These requirements necessitate due diligence efforts to assess whether such minerals are used in our products in order to make the relevant required annual disclosures. There are, and will be, ongoing costs associated with complying with these disclosure requirements, including diligence to determine the sources of those minerals that may be used or necessary to the production of our products. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify with sufficient accuracy the origins of all conflict minerals used in our products.
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
As of December 31, 2018, our balance outstanding under our Term Facility, under the Second Amended & Restated Credit Agreement, was $475.0 million. As of December 31, 2018, we had no outstanding borrowing on our Revolving Facility, under the Second Amended & Restated Credit Agreement. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
In addition, any potential debt level increases could have important consequences, including:
•requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flows to fund our operations and capital expenditures, and pursue business opportunities;
•increasing our vulnerability to general industry and economic conditions;
•limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged or have access to more capital.
If we are unable to integrate future acquisitions successfully, our business, operating results and prospects could be harmed.
We may make acquisitions to improve or expand our product offerings. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. These transactions involve numerous risks, including:
•difficulties in integrating and managing the operations, technologies and products of the companies we acquire, particularly in light of our lean organizational structure;
•diversion of our management’s attention from normal daily operation of our business;
•our inability to maintain the key business relationships and the brand equity of the businesses we acquire;
•our inability to retain key personnel of the acquired business, particularly in light of the demands we place on individual contributors;
•uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;
•our dependence on unfamiliar affiliates and partners of the companies we acquire;
•insufficient revenues to offset our increased expenses associated with acquisitions;
•our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and
•our inability to maintain internal standards, controls, procedures and policies, particularly in light of our lean organizational structure.
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
Our investments in new businesses, products, services, technologies, joint ventures and other strategic transactions are inherently risky, and could disrupt our current operations.
We have invested and expect to continue to invest in new businesses, products, services, technologies, joint ventures and other strategic transactions. These investments may involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of or loss of capital on our investments, distraction of management from current operations, use of alternative investment or compensation structures, and unidentified issues not discovered in our due diligence of such investments that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these investments are inherently risky, no assurance can be given that such investments will be successful and will not adversely affect our reputation, business prospects, operating results and financial condition.

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

As of February 8, 2019, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. More recently, California enacted the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. California legislators have announced the intent to modify the CCPA, and, as a result, we cannot yet predict the impact of the CCPA on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CSL and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business, operating results and financial condition.

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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (OECD) to address base erosion and profit shifting ("BEPS"), and additional amendments or guidance regarding comprehensive U.S. tax reform, among other things, may change certain U.S. tax rules impacting the way U.S. multinationals are taxed, increase tax uncertainty and adversely impact our provision for income taxes.

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

From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies which may impact our taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our business operating results and financial condition.

Changes in applicable tax regulations could negatively affect our financial results.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly changes the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, changing rules regarding the use and carrying of net operating losses, adopting elements of a territorial tax system, assessing a one-time transition tax under revised Section 965 of the Internal Revenue Code on earnings of certain foreign subsidiaries that were previously tax deferred (the "Transition Tax"), imposing a new minimum tax if deductible payments to foreign affiliates exceed a certain threshold, and creating new taxes on certain foreign-sourced earnings. The changes included in the 2017 Tax Act are broad and complex. The 2017 Tax Act is also unclear in some respects and has required and will continue to require interpretations and implementing regulations from the U.S. Treasury and Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation.  The final transition impacts of the 2017 Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the 2017 Tax Act, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Although the accounting for the impact of the 2017 Tax Act is completed as of December 22, 2018, we are continuing to evaluate the overall impact of the 2017 Tax Act on our operations and U.S. federal income tax position. There can be no assurance that changes in the 2017 Tax Act will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.

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
On November 6, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program ("November Repurchase Program"). Under the November Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The November Repurchase Program expires on December 31, 2019. During the second quarter of fiscal 2019, the Company repurchased and retired 2,287,975 shares of common stock at an average price of $90.17 for an aggregate amount of $206.3 million. This includes unpaid stock repurchased of $6.0 million relating to repurchases executed on or prior to December 31, 2018 for trades settled in the third quarter of fiscal 2019. As of December 31, 2018, there was no remaining balance available for share repurchases under the March and May Repurchase Programs and $187.2 million available for repurchase under the November Repurchase Program.
Common Stock repurchases activity under the share repurchase program during the three months ended December 31, 2018 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
October 1, 2018 - October 31, 2018	1,860,342	$89.03	1,860,342	$27,858
November 1, 2018 - November 30, 2018	193,949	$92.8	193,949	$209,859
December 1, 2018 - December 31, 2018	233,684	$97.13	233,684	$187,161
Total	2,287,975	$90.17	2,287,975	$187,161

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

UBIQUITI NETWORKS, INC.

Dated:	February 8, 2019	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 8, 2019	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document