Form 10-Q
period 2019-03-31
Ubiquiti Networks, Inc.
filed 2019-05-10
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	UBNT	NASDAQ Global Select Market
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
As of May 8, 2019, 70,581,310 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI NETWORKS, INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$310,264	$666,681
Investments — short-term	61,325	—
Accounts receivable, net of allowance for doubtful accounts of $219 and $453 at March 31, 2019 and June 30, 2018, respectively	159,867	174,521
Inventories	279,924	102,220
Vendor deposits	23,721	39,029
Prepaid income taxes	3,533	—
Prepaid expenses and other current assets	22,513	18,901
Total current assets	861,147	1,001,352
Property and equipment, net	13,412	14,328
Deferred tax assets — long-term	3,106	3,106
Investments — long-term	40,668	—
Other long-term assets	12,216	3,791
Total assets	$930,549	$1,022,577
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,437	$14,098
Income taxes payable	14,751	5,780
Debt — short-term	27,550	24,425
Other current liabilities	37,331	68,613
Total current liabilities	171,069	112,916
Income taxes payable — long-term	123,034	127,719
Debt — long-term	438,926	460,352
Other long-term liabilities	9,420	5,842
Total liabilities	742,449	706,829
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
70,575,978 and 74,072,521 outstanding as of March 31, 2019 and June 30, 2018, respectively	71	74
Additional paid–in capital	769	393
Accumulated other comprehensive income	177	—
Retained earnings	187,083	315,281
Total stockholders’ equity	188,100	315,748
Total liabilities and stockholders’ equity	$930,549	$1,022,577
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues	$284,911	$250,404	$875,092	$747,083
Cost of revenues	152,081	135,928	470,425	424,052
Gross profit	132,830	114,476	404,667	323,031
Operating expenses:
Research and development	21,341	17,420	59,540	54,816
Sales, general and administrative	9,352	12,186	33,715	30,203
Litigation settlement	—	—	18,000	—
Total operating expenses	30,693	29,606	111,255	85,019
Income from operations	102,137	84,870	293,412	238,012
Interest expense and other, net	(3,447)	(4,681)	(9,186)	(8,534)
Income before income taxes	98,690	80,189	284,226	229,478
Income tax expense (benefit)	10,390	(22,550)	32,427	103,274
Net income	$88,300	$102,739	$251,799	$126,204
Net income per share of common stock:
Basic	$1.25	$1.34	$3.50	$1.61
Diluted	$1.25	$1.32	$3.50	$1.58
Weighted average shares used in computing net income per share of common stock:
Basic	70,540	76,782	71,856	78,200
Diluted	70,692	77,953	72,036	79,661

Other comprehensive income:
Unrealized gains on available-for-sale securities	$325	$—	$177	$—
Other comprehensive income	325	—	177	—
Comprehensive income	$88,625	$102,739	$251,976	$126,204
See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)
(Unaudited)

	Three and Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	85,703	—	85,703
Other comprehensive income (loss)	—	—	—	—	(146)	(146)
Stock options exercised	17,378	—	194	—	—	194
Restricted stock units issued, net of tax withholdings	6,151	—	(365)	—	—	(365)
Repurchases of Common Stock	(1,238,163)	(1)	(997)	(111,766)	—	(112,764)
Stock-based compensation expense	—	—	775	—	—	775
Dividends Paid on Common Stock ($0.25 per share)	—	—	—	(18,506)	—	(18,506)
Balances at September 30, 2018	72,857,887	$73	$—	$270,712	$(146)	$270,639
Net Income	—	—	—	77,796	—	77,796
Other comprehensive income (loss)	—	—	—	—	(2)	(2)
Stock options exercised	18,748	—	186	—	—	186
Restricted stock units issued, net of tax withholdings	10,378	—	(114)	—	—	(114)
Repurchases of Common Stock	(2,287,975)	(2)	(851)	(205,462)	—	(206,315)
Stock-based compensation expense	—	—	779	—	—	779
Dividends Paid on Common Stock ($0.25 per share)	—	—	—	(17,633)	—	(17,633)
Balances at December 31, 2018	70,599,038	$71	$—	$125,413	$(148)	$125,336
Net Income	—	—	—	88,300	—	88,300
Other comprehensive income (loss)	—	—	—	—	325	325
Stock options exercised	50,318	—	430	—	—	430
Restricted stock units issued, net of tax withholdings	17,871	—	(413)	—	—	(413)
Repurchases of Common Stock	(91,249)	—	—	(8,999)	—	(8,999)
Stock-based compensation expense	—	—	752	—	—	752
Dividends Paid on Common Stock ($0.25 per share)	—	—	—	(17,631)	—	(17,631)
Balances at March 31, 2019	70,575,978	$71	$769	$187,083	$177	$188,100

See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)
(Unaudited)

	Three and Nine Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares		Amount	Amount	Amount	Amount
Balance at June 30, 2017	80,275,965	$80	$525	$601,159	$—	$601,764
Net Income	—	—	—	74,925	—	74,925
Stock options exercised	70,299	—	722	—	—	722
Restricted stock units issued, net of tax withholdings	12,750	—	(351)	—	—	(351)
Repurchases of Common Stock	(2,148,832)	(2)	(1,808)	(114,951)	—	(116,761)
Stock-based compensation expense	—	—	912	—	—	912
Balances at September 30, 2017	78,210,182	$78	$—	$561,133	$—	$561,211
Net Income	—	—	—	(51,459)	—	(51,459)
Stock options exercised	27,368	—	127	—	—	127
Restricted stock units issued, net of tax withholdings	8,450	—	(136)	—	—	(136)
Repurchases of Common Stock	(602,192)	—	—	(34,493)	—	(34,493)
Stock-based compensation expense	—	—	780	—	—	780
Balances at December 31, 2017	77,643,808	$78	$771	$475,181	$—	$476,030
Net Income	—	—	—	102,739	—	102,739
Stock options exercised	1,342,883	1	268	—	—	269
Payroll taxes net settled on options exercises	(582,497)	—	(40,623)	—	—	(40,623)
Restricted stock units issued, net of tax withholdings	27,990	—	(623)	—	—	(623)
Repurchases of Common Stock	(3,824,364)	(4)	39,476	(292,086)	—	(252,614)
Stock-based compensation expense	—	—	731	—	—	731
Balances at March 31, 2018	74,607,820	$75	$—	$285,834	$—	$285,909

See notes to consolidated financial statements.

UBIQUITI NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$251,799	$126,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,474	5,069
Amortization of debt issuance costs	836	473
Premium amortization and (discount accretion), net	(555)	—
Write off unamortized debt issuance costs	—	489
Provision for inventory obsolescence	2,995	2,447
Provision/(recovery) for loss on vendor deposits	2,333	15,050
Stock-based compensation	2,306	2,423
Deferred Taxes	—	2,300
Other, net	(399)	148
Changes in operating assets and liabilities:
Accounts receivable	14,888	(17,902)
Inventories	(180,749)	46,462
Vendor deposits	16,170	(4,076)
Prepaid income taxes	(3,533)	(10,332)
Prepaid expenses and other assets	(4,576)	(6,850)
Accounts payable	77,362	23,012
Income taxes payable	4,286	102,293
Deferred revenues	8,687	1,531
Accrued and other liabilities	(39,070)	(3,632)
Net cash provided by operating activities	158,254	285,109
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(7,701)	(7,318)
Private equity investment	(5,000)	—
Purchase of investments	(200,791)	—
Proceeds from sale of investments	69,670	—
Proceeds from maturities of investments	29,831	—
Net cash (used in) investing activities	(113,991)	(7,318)
Cash Flows from Financing Activities:
Proceeds from borrowing under the Second Amended & Restated Facility - Term	—	500,000
Proceeds from borrowing under the Amended Credit Facility- Revolver	—	218,500
Repayment against Amended Credit Facility- Revolver	—	(399,500)
Repayment against Credit Facility	(18,750)	(82,500)
Debt Issuance Costs	—	(5,186)
Repurchases of common stock	(328,078)	(381,883)
Payment of common stock cash dividends	(53,770)	—
Proceeds from exercise of stock options	810	1,118
Tax withholdings related to net share settlements of stock options	—	(40,622)
Tax withholdings related to net share settlements of restricted stock units	(892)	(1,110)
Net cash (used in) provided by financing activities	(400,680)	(191,183)
Net (decrease) increase in cash and cash equivalents	(356,417)	86,608
Cash and cash equivalents at beginning of period	666,681	604,198
Cash and cash equivalents at end of period	$310,264	$690,806
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$31,284	$18,944
Interest paid	$18,228	$9,955
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$—	$21,984
Unpaid property and equipment and other long-term assets	$120	$180
Net unsettled investment purchases, sales and maturities	$(29)	$—
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2018, included in its Annual Report on Form 10-K, as filed with the SEC on August 24, 2018 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for any future periods.
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
Recent Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an optional transition method that allows for the application of current legacy guidance, including its disclosure requirements, in the comparative periods presented in the year of adoption. Otherwise, Topic 842 must be adopted by a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The Company plans to use the optional transition method when adopting the new standard. The amendments have the same effective date and transition requirements as the new lease standard. We will adopt this standard on July 1, 2019, the beginning of our fiscal year 2020. Although the Company's adoption process of the new standard is ongoing, including identifying, evaluating and quantifying the impact on its consolidated financial statements, we currently anticipate the adoption of these ASUs will result in an increase in the assets and liabilities of our consolidated balance sheets related to our operating leases disclosed in Note 9 of Notes to Consolidated Financial Statements. However, we do not believe the adoption will have a material effect on our results of operations or statement of cash flow.
NOTE 3—REVENUES
On July 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of the date of adoption using the modified retrospective method. As a result of our adoption of this standard, there was no adjustment recorded to the opening balance of retained earnings as there was no cumulative effect of adoption of the new revenue standard. As we elected the modified retrospective method of adoption, comparative information from prior periods has not been restated and continues to be reported under the ASC 605, “Revenue Recognition”. Accordingly, the adoption of the new revenue standard did not have a material impact to our results of operations and comprehensive income or financial position, equity or cash flows as of the adoption date or for the nine months ended March 31, 2019.
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
As of March 31, 2019, the Company’s customer deposits were $0.6 million.

As of March 31, 2019, the Company’s deferred revenue, included in current liabilities and non-current liabilities, was $14.3 million and $7.2 million, respectively.
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
Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities incorporate bond terms and conditions, current performance data, proprietary pricing models, real time quotes from contributing dealers, trade prices and other market data.
The Company began investing cash in various fixed income available-for-sale securities in the first quarter of fiscal 2019, therefore no comparative tables as of June 30, 2018 are available.
The Company held no Level 3 financial instruments as of March 31, 2019.
The following tables summarize the Company's financial instruments' adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2019 (in thousands):

	March 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$413	$—	$—	$413	$413	$—	$—
Subtotal	$413	$—	$—	$413	$413	$—	$—

Level 2
Commercial paper	$595	$—	$—	$595	$—	$595	$—
Corporate securities	82,583	183	(15)	82,751	—	45,978	36,773
U.S agency securities	7,097	1	—	7,098	—	7,098	—
US Government Bonds	11,541	10	(2)	11,549	—	7,654	3,895
Subtotal	$101,816	$194	$(17)	$101,993	$—	$61,325	$40,668

Total	$102,229	$194	$(17)	$102,406	$413	$61,325	$40,668
(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.
During the three and nine months ended March 31, 2019, the Company reclassified realized net gain of $25.6 thousand and $24.5 thousand to earnings from accumulated other comprehensive income related to unrealized gains or losses.
During the three and nine months ended March 31, 2019, we had $0.7 million and $2.2 million of interest income on our investment securities.
The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of March 31, 2019 (in thousands):

	March 31, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$22,863	$—	$22,863
Unrealized Loss	$(17)	$—	$(17)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended March 31, 2019.
The following table represents the adjusted costs and fair value of investment by contractual maturity as of March 31, 2019 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	$61,689	$61,738
Due after 1 year through 5 years	40,540	40,668
Total	$102,229	$102,406
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of March 31, 2019 and June 30, 2018, the Company had debt associated with its Second Amended & Restated Credit Agreement (See Note 8), which is carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of March 31, 2019 and June 30, 2018, the fair value of the Company's debt carried at historical cost was $468.8 million and $487.5 million, respectively.

NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income	$88,300	$102,739	$251,799	$126,204
Denominator:
Weighted-average shares used in computing basic earnings per share	70,540	76,782	71,856	78,200
Add—dilutive potential common shares:
Stock options	79	1,099	101	1,384
Restricted stock units	73	72	79	77
Weighted-average shares used in computing diluted net income per share	70,692	77,953	72,036	79,661
Net income per share of common stock:
Basic	$1.25	$1.34	$3.50	$1.61
Diluted	$1.25	$1.32	$3.50	$1.58
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Restricted stock units	—	1	1	11

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Finished goods	$276,729	$96,747
Raw materials	3,195	5,473
Total	$279,924	$102,220
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Testing equipment	$9,699	$8,577
Computer and other equipment	7,012	6,265
Tooling equipment	10,558	9,594
Furniture and fixtures	2,022	1,890
Leasehold improvements	11,255	10,106
Software	6,304	6,032
Property and Equipment, Gross	46,850	42,464
Less: Accumulated depreciation	(33,438)	(28,136)
Property and Equipment, Net	$13,412	$14,328
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Intangible assets, net (1)	$3,309	$460
Private equity investment (2)	5,000	—
Other long-term assets	3,907	3,331
Total	$12,216	$3,791

(1) - Accumulated amortization was $1.5 million and $1.3 million as of March 31, 2019 and June 30, 2018, respectively.
(2) - During the second quarter of fiscal 2019, the Company entered into a $5 million strategic cost method investment where the Company acquired preferred stock. As of March 31, 2019 the shares are recorded at cost in Other Long-Term Assets on our Consolidated Balance Sheet. We elected to use the measurement alternative, defined as cost, less impairments, as adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments resulting from impairments and/or observable price changes are to be recorded as other income (expense) on a prospective basis. The carrying amount of our equity investments and any related gain or loss may fluctuate in the future as a result of the re-measurement of such equity investments upon the occurrence of observable price changes and/or impairments.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Accrued expenses	$12,980	$18,241
Accrued compensation and benefits	2,263	3,091
Warranty accrual	4,340	3,840
Deferred revenue — short-term	14,287	8,509
Customer deposits	576	770
Reserve for sales returns	1,005	1,219
Other payables	1,880	32,943
Total	$37,331	$68,613
Other Long Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Deferred Revenue — long-term	$7,184	$4,275
Other long-term liabilities	2,236	1,567
Total	$9,420	$5,842

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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2019	2018
Beginning balance	$3,840	$3,601
Accruals for warranties issued during the period	5,748	4,962
Changes in liability for pre-existing warranties during the period	(34)	(566)
Settlements made during the period	(5,214)	(4,177)
Ending balance	$4,340	$3,820

NOTE 8—DEBT
On January 17, 2018, Ubiquiti Networks, Inc., Ubiquiti International Holding Company Limited (the "Cayman Borrower") and certain subsidiaries entered into an amended and restated credit agreement (the "Second Amended & Restated Credit Agreement") with Wells Fargo, the other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $400 million senior secured revolving credit facility (the "Revolving Facility") and a $500 million senior secured term loan facility (the "Term Facility", together with the Revolving Facility, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $300 million in the aggregate (any such increase to be in each lender's sole discretion). The maturity date of the Facilities is January 17, 2023.

The Term Facility was fully drawn at the closing of the Second Amended & Restated Credit Agreement, of which $354.5 million and $68.9 million was used to repay the prior revolver facility and term facility, respectively. The Company incurred $4.6 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.
On March 15, 2019, Ubiquiti Networks, Inc., the Cayman Borrower and certain subsidiaries entered into the Second Amendment to the Second Amended & Restated Credit Agreement (the "Second Amendment"). The Second Amendment modified certain definitions and certain covenants relating to indebtedness and investments.
Our Debt consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Term Loan - short term	$28,125	$25,000
Debt issuance costs, net	(575)	(575)
Total Debt - short term	27,550	24,425
Term Loan - long term	440,625	462,500
Debt issuance costs, net	(1,699)	(2,148)
Total Debt - long term	$438,926	$460,352
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

Second Amended & Restated Credit Agreement

Under the Second Amended & Restated Credit Agreement, during the three months ended March 31, 2019, the Company made aggregate payments of $11.2 million under the Term Facility, of which $6.3 million was repayment of principal and $4.9 million was payment of interest. During the nine months ended March 31, 2019, the Company made aggregate payments of $37.0 million under the Term Facility, of which $18.8 million was repayment of principal and $18.2 million was payment of interest.
As of March 31, 2019, we had no outstanding borrowings on our $400 million Revolving Facility.
As of March 31, 2019, the interest rate on the Term Facility was 4.25%. As of April 30, 2019, the most currently available reset date, the Term Facility has an interest rate of 4.23%.
The following table summarizes our estimated debt and interest payment obligations as of March 31, 2019, for the remainder of fiscal 2019 and future fiscal years (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Debt payment obligations	$6,250	$31,250	$43,750	$50,000	$337,500	$—	$468,750
Interest and other payments on debt payment obligations (1)	5,287	20,557	18,954	16,902	8,378	—	70,078
Total	$11,537	$51,807	$62,704	$66,902	$345,878	$—	$538,828
(1) - Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2019.

NOTE 9—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases its headquarters in New York, New York and other locations under non-cancelable operating leases that expire at various dates through fiscal 2026.
As of March 31, 2019, future minimum annual payments under operating leases for the remainder of fiscal 2019 and future fiscal years are as follows (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Operating leases	$2,063	$7,597	$5,544	$2,365	$2,197	$1,457	$21,223
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of March 31, 2019, we have recorded purchase obligation liability of $4.9 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of March 31, 2019. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $165.8 million to $212.8 million as of March 31, 2019, depending upon the timing of orders placed for these components by our manufacturers.
Other Obligations
As of March 31, 2019, the Company has other obligations of $11.2 million related to research and development agreements.
As of March 31, 2019, we also had an outstanding purchase commitment for a long term asset of $64.5 million which is cancellable at the Company’s option subject to a penalty.
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
Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board.  On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On February 11, 2019, the Court maintained the stay pending a status conference scheduled for December 2, 2019.
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
Shareholder Class Actions
On February 21, 2018, a purported class action, captioned Paul Vanderheiden v. Ubiquiti Networks, Inc. et al., No. 18-cv-01620 (the "Vanderheiden Action"), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The Vanderheiden Action complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported overstatements of the Company’s online community user engagement metrics and accounts receivable. On February 28, 2018 and March 13, 2018, substantially similar purported class actions, captioned Xiya Qian v. Ubiquiti Networks, Inc. et al., No. 18-cv-01841 (the “Qian Action”) and John Kho v. Ubiquiti Networks, Inc. et al., No. 18-cv-02242 (the "Kho Action", together with the Vanderheiden Action and the Qian Action, the “Class Actions”), respectively, were filed in the United States District Court for the Southern District of New York. On October 24, 2018, the court consolidated the Class Actions and appointed lead plaintiff and lead counsel (the “Consolidated Class Action”). Plaintiff filed its Consolidated Amended Complaint on December 24, 2018. On March 21, 2019, Defendants informed the Court that they were prepared to move to dismiss the Consolidated Amended Complaint but that, consistent with the Court's individual practices, they would refrain from filing that motion pending receipt of further guidance from the Court.

While the Company believes that the Consolidated Class Action is without merit and plans to vigorously defend itself, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
Shareholder Derivative Actions & Section 220 Demand
On March 13, 2018, Anthony Franchi filed a shareholder derivative complaint in the Superior Court of the State of California, County of San Mateo against the Company’s directors, and certain of its officers (the "Franchi Action"). The Company is named as a nominal defendant. The complaint asserts claims against all individual defendants for breach of fiduciary duty for disseminating false and misleading information and failure to maintain internal controls and unjust enrichment. Additional claims are asserted against Robert Pera for breach of fiduciary duty for insider selling and misappropriation of information, as well as the violation of California Corporations Code § 25402. The allegations in support of these claims are similar to the allegations made in the Consolidated Class Actions. Plaintiff seeks a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged breaches of fiduciary duty by the individual defendants, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, a judgment directing the Company to reform its governance and internal procedures, and attorneys’ fees and other costs. The Company moved for a stay of the derivative action pending resolution of the Consolidated Class Action. The court denied the Company's motion, but stayed discovery until the resolution of any motion to dismiss the Consolidated Class Action. On August 27, 2018, the individual defendants and nominal defendant Ubiquiti demurred to the Franchi Action. Plaintiff filed an omnibus response on October 5, 2018 and defendants filed replies on October 22, 2018. The demurrers are pending before the Court. On June 4, 2018, alleged Ubiquiti stockholder Richard Gericke served a demand to inspect the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company commenced its production of documents responding to Mr. Gericke’s requests for records on August 22, 2018 and completed its production on October 10, 2018. In addition to serving his Section 220 demand, Mr. Gericke sought leave to intervene in the Franchi Action. Mr. Gericke’s motion was denied without prejudice on November 30, 2018.
On March 11, 2019, Mr. Gericke filed a shareholder derivative complaint in the Court of Chancery for the State of Delaware against the Company’s directors and certain of its officers (the “Gericke Action”). The Company is named as a nominal defendant. The complaint asserts claims against all defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The allegations in support of these claims are similar to the allegations made in the Franchi Action. Plaintiff seeks a judgment on behalf of the Company for the damages sustained by the individual defendants’ alleged wrongdoing, an award to the Company of restitution from the individual defendants, an award to Plaintiff of the costs and disbursements of the action, including attorneys’ fees, and an order directing the Company to take action to reform and improve corporate governance and internal procedures. The Company’s response to the complaint is currently due by May 31, 2019.
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
On November 6, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program ("November Repurchase Program"). Under the November Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The November Repurchase Program expires on December 31, 2019. During the second quarter of fiscal 2019, the Company repurchased and retired 2,287,975 shares of common stock at an average price of $90.17 for an aggregate amount of $206.3 million.  At the end of the second quarter of fiscal 2019, there was no remaining balance available for share repurchases under the March and May Repurchase Programs.
During the third quarter of fiscal 2019, the Company repurchased and retired 91,249 shares of common stock at an average price of $98.63 for an aggregate amount of $9.0 million. As of March 31, 2019, the Company had $178.2 million available under the November Repurchase Program.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income pursuant to GAAP. As of March 31, 2019, the Company's accumulated other comprehensive income includes $0.2 million of net unrealized gains from our available-for-sale securities.
NOTE 12—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2019, the Company had 10,567,363 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of revenues	$26	$39	$320	$324
Research and development	555	527	1,519	1,353
Sales, general and administrative	171	166	467	747
	$752	$732	$2,306	$2,424
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2019:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2018	137,491	$9.15	3.62	$10,390
Exercised	(86,444)	$9.39
Balance, March 31, 2019	51,047	$8.75	2.87	$7,196
Vested as of March 31, 2019	51,047	$8.75	2.87	$7,196
Vested and exercisable as of March 31, 2019	51,047	$8.75	2.87	$7,196
During the three months ended March 31, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $6.8 million and $93.5 million, respectively, as determined as of the date of option exercise. During the nine months ended March 31, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company's stock incentive plans was $10.0 million and $99.0 million, respectively, as determined as of the date of option exercise.
As of March 31, 2019, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and nine months ended March 31, 2019 and 2018.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2018	144,100	$53.24
RSUs granted	49,965	$92.77
RSUs vested	(43,501)	$46.75
RSUs canceled	(20,853)	$58.01
Non-vested RSUs, March 31, 2019	129,711	$69.88
The intrinsic value of RSUs vested in the three months ended March 31, 2019 and 2018 was $2.3 million and $2.5 million, respectively. The intrinsic value of RSUs vested in the nine months ended March 31, 2019 and 2018 was $4.4 million and $4.4 million, respectively. The total intrinsic value of all outstanding RSUs was $19.4 million as of March 31, 2019.
As of March 31, 2019, there were unrecognized compensation costs related to RSUs of $6.6 million which the Company expects to recognize over a weighted average period of 3.7 years.

NOTE 13—INCOME TAXES
The Company recorded tax provisions of $10.4 million and $32.4 million for the three and nine months ended March 31, 2019 as compared to a tax benefit of $22.6 million and a tax provision of $103.3 million for the three and nine months ended March 31, 2018. The tax provisions for the nine months ended March 31, 2018 reflects $112.8 million provisional charges associated with the 2017 Tax Act, offset by $29.1 million related to excess tax benefits from stock-based compensation, of which $28.4 million was recorded in the three months ended March 31, 2018. The tax provisions for the nine months ended March 31, 2019, include one-time discrete income tax benefit of $4 million related to a payment made to settle litigation.
The Company’s estimated fiscal year 2019 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, excess tax benefit from stock-based compensation and the impact of the 2017 Tax Act.
On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduced the US federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In fiscal year 2018 and the second quarter of fiscal year 2019, we recorded provisional amounts for certain enactment-date effects of the 2017 Tax Act by applying the guidance in Staff Accounting Bulletin No. 118 ("SAB 118"), because we had not yet completed our enactment-date accounting for these effects. In fiscal year 2019 and 2018, the Company recorded tax expense related to the enactment-date effects of the 2017 Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, and adjusting deferred tax assets and liabilities to reflect the new corporate tax rate.
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act in fiscal year 2018 and the first quarter of fiscal 2019. As of June 30, 2018, we had not completed our accounting for all of the enactment-date income tax effects of the 2017 Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and determination of a policy election related to recording deferred income taxes related to global intangible low-taxed income ("GILTI"). However as of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the 2017 Tax Act. During the second quarter of fiscal year 2019, we recognized an additional expense of $2.8 million to the provisional transition tax liability amount recorded at June 30, 2018 and included this adjustments as a component of income tax expense from continuing operations. There were no additional adjustments to deferred income taxes and the Company has made a policy election to treat GILTI as a period cost.
As of March 31, 2019, the Company had approximately $29.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net increase of its unrecognized tax benefits of $0.1 million for the three months ended March 31, 2019. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.
As of March 31, 2019, the Company had $4.2 million accrued interest related to uncertain tax matters. The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department. All material income tax matters have been concluded for years through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2016 tax years. As of March 31, 2019, the Company had made refundable deposits of $6.2 million with the Hong Kong Inland Revenue Department in connection with extending the statute of limitations for the 2010-2012 tax years. An additional deposit is expected to be made during the fourth quarter of fiscal 2019 in connection with extending the statute of limitation for the 2013 tax year. The refundable deposits are included within Prepaid expenses and other current assets on our Consolidated Balance Sheets.
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
NOTE 14—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
Management has determined that the Company operates as one reportable and operating segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s Chief Operating Decision Maker. Furthermore, the Company does not organize or report its costs on a segment basis. The Company presents its revenues by product type in two primary categories: Service Provider Technology and Enterprise Technology.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
Service Provider Technology	$109,379	38%	$100,892	40%	$327,558	37%	$340,659	46%
Enterprise Technology	175,532	62%	149,512	60%	547,534	63%	406,424	54%
Total revenues	$284,911	100%	$250,404	100%	$875,092	100%	$747,083	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
North America(1)	$109,135	38%	$94,800	38%	$349,740	40%	$285,927	38%
South America	22,976	8%	19,882	8%	58,059	7%	71,681	10%
Europe, the Middle East and Africa ("EMEA")	125,662	44%	113,738	45%	384,985	44%	309,078	41%
Asia Pacific	27,138	10%	21,984	9%	82,308	9%	80,397	11%
Total revenues	$284,911	100%	$250,404	100%	$875,092	100%	$747,083	100%
 (1) Revenue for the United States was $105.1 million and $90.2 million for the three months ended March 31, 2019 and 2018, respectively. Revenue for the United States was $331.9 million and $271.9 million for the nine months ended March 31, 2019 and 2018, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2019	2018	2019	2018	2019	2018
Customer A	*	10%	*	11%	*	12%
Customer B	*	*	10%	*	*	15%
 * denotes less than 10%
NOTE 15—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.4 million and $1.3 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2019, respectively. In the comparable prior year periods, the Company recognized a total of approximately $0.5 million and $1.2 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2018, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
NOTE 16 - SUBSEQUENT EVENTS
Dividends
On May 10, 2019, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.25 per share payable on May 28, 2019 to shareholders of record at the close of business on May 20, 2019. Any future dividends will be subject to the approval of the Company's Board of Directors.

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
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (WISP's), enterprises and smart homes. Our operator-owner service provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP's to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (WLAN) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software protocol innovation, firmware expertise, and hardware design capabilities. This differentiation allows our product portfolio to meet the demanding performance requirements of video, voice and data applications at competitive prices.
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
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 97% of our revenues during the nine months ended March 31, 2019.

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
We currently operate warehouses located in Utah and Czech Republic. In addition, we outsource other logistics warehousing and order fulfillment functions located primarily in China. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented with an initial rate of 10% impacting a portion of our products. During the week of May 4, 2019, the Office of the U.S.Trade Representative indicated that tariffs on $200 billion of products imported from China would be raised from 10% to 25% effective on May 10, 2019 unless a trade agreement is reached. As a result, current gross profit margins may not be indicative of future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
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

Deferred Revenues
We recognize revenues when performance obligations under the terms of a contract with our customers are satisfied. Our deferred revenues are primarily comprised of remaining performance obligation attributable to implied PCS that we expect to fulfill in the future. As of March 31, 2019, and June 30, 2018, we had deferred revenues of $21.2 million and $12.7 million, respectively, related to these obligations.
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
Results of Operations
Comparison of Three and Nine Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	(In thousands, except percentages)
Revenues	$284,911	100%	$250,404	100%	$875,092	100%	$747,083	100%
Cost of revenues (1)	152,081	53%	135,928	54%	470,425	54%	424,052	57%
Gross profit	132,830	47%	114,476	46%	404,667	46%	323,031	43%
Operating expenses:
Research and development (1)	21,341	7%	17,420	7%	59,540	7%	54,816	7%
Sales, general and administrative (1)	9,352	3%	12,186	5%	33,715	4%	30,203	4%
Litigation settlement	—	*	—	*	18,000	2%	—	*
Total operating expenses	30,693	11%	29,606	12%	111,255	13%	85,019	11%
Income from operations	102,137	36%	84,870	34%	293,412	34%	238,012	32%
Interest expense and other, net	(3,447)	(1%)	(4,681)	(2%)	(9,186)	(1%)	(8,534)	(1%)
Income before income taxes	98,690	35%	80,189	32%	284,226	33%	229,478	31%
Income tax expense (benefit) (2)	10,390	4%	(22,550)	(9%)	32,427	4%	103,274	14%
Net income	$88,300	31%	$102,739	41%	$251,799	29%	$126,204	17%
* Less than 1%
(1) Includes stock-based compensation as follows:
Cost of revenues	26		39		320		324
Research and development	555		527		1,519		1,353
Sales, general and administrative	171		166		467		747
Total stock-based compensation	752		732		2,306		2,424
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	—		(28,372)		—		(29,141)
Revenues
Total revenues increased $34.5 million, or 14%, from $250.4 million in the three months ended March 31, 2018 to $284.9 million in the three months ended March 31, 2019. Total revenues increased $128.0 million, or 17%, from $747.1 million in the nine months ended March 31, 2018 to $875.1 million in the nine months ended March 31, 2019.
During the three and nine months ended March 31, 2019, there were no material price changes in the Company's products sold. However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	(in thousands, except percentages)
Service Provider Technology	$109,379	38%	$100,892	40%	$327,558	37%	$340,659	46%
Enterprise Technology	175,532	62%	149,512	60%	547,534	63%	406,424	54%
Total revenues	$284,911	100%	$250,404	100%	$875,092	100%	$747,083	100%
Service Provider Technology revenue increased $8.5 million, or 8%, from $100.9 million in the three months ended March 31, 2018 to $109.4 million in the three months ended March 31, 2019. Service Provider Technology revenue decreased $13.1 million, or 4%, from $340.7 million in the nine months ended March 31, 2018 to $327.6 million in the nine months ended March 31, 2019.
The increase in Service Provider Technology revenue during the three months ended March 31, 2019 as compared to the same period in the prior year, was primarily due to increased revenue in EMEA and Asia Pacific, partially offset by a decrease in revenue in South America and North America.
The decrease in Service Provider revenue during the nine months ended March 31, 2019 as compared to the same period in the prior year, was primarily due to decreased revenue in South America, Asia Pacific and North America, partially offset by an increase in revenue in EMEA.

Enterprise Technology revenue increased $26.0 million, or 17%, from $149.5 million in the three months ended March 31, 2018 to $175.5 million in the three months ended March 31, 2019. Enterprise Technology revenue increased $141.1 million, or 35%, from $406.4 million in the nine months ended March 31, 2018 to $547.5 million in the nine months ended March 31, 2019.
The increase in Enterprise Technology revenue during the three and nine months ended March 31, 2019 as compared to the same periods in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	(in thousands, except percentages)
North America(1)	$109,135	38%	$94,800	38%	$349,740	40%	$285,927	38%
South America	22,976	8%	19,882	8%	58,059	7%	71,681	10%
Europe, the Middle East and Africa ("EMEA")	125,662	44%	113,738	45%	384,985	44%	309,078	41%
Asia Pacific	27,138	10%	21,984	9%	82,308	9%	80,397	11%
Total revenues	$284,911	100%	$250,404	100%	$875,092	100%	$747,083	100%
 (1) Revenue for the United States was $105.1 million and $90.2 million for the three months ended March 31, 2019 and 2018, respectively. Revenue for the United States was $331.9 million and $271.9 million for the nine months ended March 31, 2019 and 2018, respectively.
North America
Revenues in North America increased $14.3 million, or 15%, from $94.8 million in the three months ended March 31, 2018 to $109.1 million in the three months ended March 31, 2019. Revenues increased $63.8 million, or 22%, from $285.9 million in the nine months ended March 31, 2018 to $349.7 million in the nine months ended March 31, 2019.
The increase in North America revenues during the three and nine months ended March 31, 2019 as compared to the same periods in the prior year, was primarily due to increased revenue from our Enterprise Technology products, partially offset by a decrease in revenue from Service Provider Technology products.
South America
Revenues in South America increased $3.1 million, or 16%, from $19.9 million in the three months ended March 31, 2018 to $23.0 million in the three months ended March 31, 2019. Revenues decreased $13.6 million, or 19%, from $71.7 million in nine months ended March 31, 2018 to $58.1 million in nine months ended March 31, 2019.
The increase in South America revenues during the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to increased revenue in Enterprise Technology products, offset in part by a decrease in revenue from Service Provider Technology products.
The decrease in South America revenues during the nine months ended March 31, 2019 as compared to the same period in the prior year was primarily due to decreased revenue from our Service Provider Technology products, partially offset by an increase in revenue from Enterprise Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $11.9 million, or 10%, from $113.7 million in the three months ended March 31, 2018 to $125.7 million in the three months ended March 31, 2019. Revenues increased $75.9 million, or 25%, from $309.1 million in the nine months ended March 31, 2018 to $385.0 million in the nine months ended March 31, 2019.
The increase in EMEA revenues during the three and nine months ended March 31, 2019 as compared to the same periods in the prior year was primarily due to increased revenue from both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $5.2 million, or 23%, from $22.0 million in the three months ended March 31, 2018 to $27.1 million in the three months ended March 31, 2019.  Revenues increased $1.9 million, or 2%, from $80.4 million in the nine months ended March 31, 2018 to $82.3 million in the nine months ended March 31, 2019.
The increase in Asia Pacific revenues during the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to increased revenue from both our Enterprise Technology and Service Provider Technology

products. The increase in Asia Pacific revenue during the nine months ended March 31, 2019 as compared to the same period in the prior year was primarily due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue from our Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $16.2 million, or 12%, from $135.9 million in the three months ended March 31, 2018 to $152.1 million in the three months ended March 31, 2019. Cost of revenues increased $46.4 million, or 11%, from $424.1 million in the nine months ended March 31, 2018 to $470.4 million in the nine months ended March 31, 2019.
The increase in cost of revenue during the three months ended March 31, 2019 was primarily due to cost increase associated with an overall increase in revenue and higher provisions for obsolete inventory.
The increase in cost of revenue during the nine months ended March 31, 2019 was primarily due to cost increase associated with an overall increase in revenue, higher indirect costs, partially offset by lower provisions for obsolete inventory.
Gross profit margin increased to 47% in the three months ended March 31, 2019 compared to 46% in the three months ended March 31, 2018. Gross profit margin increased to 46% in the nine months ended March 31, 2019 compared to 43% in the nine months ended March 31, 2018.
The increase in percentage of gross profit margin during the three months ended March 31, 2019 was primarily driven by changes in product mix, partially offset by higher provisions for obsolete inventory and higher indirect costs
The increase in percentage of gross profit margin during the nine months ended March 31, 2019 was driven by changes in product mix, lower inventory obsolescence charges, partially offset by higher indirect costs.
The increase in indirect costs, excluding inventory obsolescence charges, for the three and nine months ended March 31, 2019 as compared to the same periods in prior year, is mainly due to higher shipping and tariff related costs. The nine months ended March 31, 2018 includes $18.6 million of costs related to provisions for obsolete inventory, vendor deposits and loss on purchase commitment.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $3.9 million, or 23%, from $17.4 million in the three months ended March 31, 2018 to $21.3 million in the three months ended March 31, 2019. As a percentage of revenues, R&D expenses increased from 7.0% for the three months ended March 31, 2018 to 7.5% for the three months ended March 31, 2019. R&D expenses increased $4.7 million, or 9%, from $54.8 million in the nine months ended March 31, 2018 to $59.5 million in the nine months ended March 31, 2019. As a percentage of revenues, R&D expense decreased from 7.3% for the nine months ended March 31, 2018 to 6.8% for the nine months ended March 31, 2019.
The increase in R&D expenses in absolute dollars for both the three and nine months ended March 31, 2019 as compared to the same periods in the prior year was primarily due to higher employee related expenses.
Sales, General and Administrative
Sales, general and administrative expenses decreased $2.8 million, or 23%, from $12.2 million in the three months ended March 31, 2018 to $9.4 million in the three months ended March 31, 2019. As a percentage of revenues, sales, general and administrative expenses decreased from 5% for the three months ended March 31, 2018 to 3% for the three months ended March 31, 2019. Sales, general and administrative expenses increased $3.5 million, or 12%, from $30.2 million in the nine months ended March 31, 2018 to $33.7 million in the nine months ended March 31, 2019. As a percentage of revenues, sales general and administrative expenses remained relatively flat at 4% for nine months ended March 31, 2019 and 2018.
The decrease in sales, general and administrative expense in absolute dollars during the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to lower professional fees and lower employer payroll taxes associated with tax withholding related to settlement of equity awards.
The increase in sales, general and administrative expenses in absolute dollars during the nine months ended March 31, 2019 was primarily related to higher professional fees offset in part by lower payroll taxes.
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

Provision for Income Taxes
Our provision for income taxes increased $32.9 million or 146%, from a tax benefit of $22.6 million for the three months ended March 31, 2018 to a tax charge of $10.4 million for the three months ended March 31, 2019. Our effective tax rate increased to 11% for the three months ended March 31, 2019 as compared to negative tax rate of (28)% for the three months ended March 31, 2018. The change in effective tax rate for the three months ended March 31, 2019 as compared to the same period in the prior year was primarily due to the excess tax benefit from stock-based compensation of $28.4 million recorded during the third quarter of fiscal 2018.
Our provisions for income taxes decreased $70.8 million or 69%, from $103.3 million for the nine months ended March 31, 2018 to $32.4 million for the nine months ended March 31, 2019. Our effective tax rate decreased to 11% for the nine months ended March 31, 2019 as compared to 45% for the nine months ended March 31, 2018. The change in effective tax rate for the nine months ended March 31, 2019 as compared to the same period in the prior year was primarily due to $112.8 million of net charges associated with the 2017 Tax Act recorded in the second quarter of fiscal year 2018, partially offset by $29.1 million related to excess tax benefits from stock-based compensation, of which $28.4 million was recorded during the third quarter of fiscal 2018.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Credit Facilities and short and long term investments. We had cash and cash equivalents of $310.3 million and $666.7 million as of March 31, 2019 and June 30, 2018, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. As of March 31, 2019, our combined cash and investments were $412.3 million.
During the first quarter of fiscal year 2019, the Company began investing cash in various fixed income available-for-sale securities. As of March 31, 2019, we held $102.4 million in total investments of which $0.4 million is recorded in cash and cash equivalents. Our securities investment portfolio consists of high quality, investment grade securities from diverse issuers.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$158,254	$285,109
Net cash (used in) investing activities	(113,991)	(7,318)
Net cash (used in) provided by financing activities	(400,680)	(191,183)
Net (decrease) increase in cash and cash equivalents	$(356,417)	$86,608
Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2019 consisted primarily of net income of $251.8 million, partially offset by the changes in operating assets and liabilities that resulted in net cash outflows of $106.5 million. This net change was primarily driven by outflows arising from a $180.7 million increase in inventory, partially offset by $16.2 million decrease in vendor deposits, and $3.5 million increase in prepaid income taxes. These outflows were partly offset by $4.3 million increase in taxes payable due to the timing of federal tax payments and $38.3 million increase in net accounts payable and accrued liabilities.
Net cash provided by operating activities in the nine months ended March 31, 2018 consisted primarily of net income of $126.2 million in addition to the changes in operating assets and liabilities that results in net cash inflows of $130.5 million. This net change was primarily driven by inflows arising from $46.5 million decrease in inventory partially offset with $4.1 million increase in vendor deposits, $102.3 million increase in taxes payable primarily due to charges associated with the 2017 Tax Act and $19.4 million increase in net accounts payable and accrued liabilities. These inflows were partly offset by $17.9 million increase in accounts receivable due to overall higher revenues for the period and $10.3 million increase in prepaid income taxes.
Cash Flows from Investing Activities
We used $114.0 million of cash in investing activities during the nine months ended March 31, 2019. For the nine months ended March 31, 2019, our investing activities consist of net purchases of available-for-sale securities of $101.3 million, purchase of private equity investment of $5.0 million, and capital expenditures and purchase of intangible assets of $7.7 million. For the nine months ended March 31, 2018, our investing activities consisted of capital expenditures of $7.3 million.

Cash Flows from Financing Activities
We used $400.7 million of cash in financing activities during the nine months ended March 31, 2019. During the nine months ended March 31, 2019, we had financing cash outflows of $328.1 million related to the repurchase of our common stock, $53.8 million related to dividends paid on our common stock and $18.8 million repayment on our term loan under our credit facility.
We used $191.2 million of cash in financing activities during the nine months ended March 31, 2018. During the nine months ended March 31, 2018, we had $236.5 million of funds generated from borrowing and repayments under the Company's Credit Facilities and $1.1 million of cash proceeds received from the exercise of stock options. These inflows were offset by financing cash outflows of $381.9 million related to the repurchase of common stock, $40.6 million of cash outflows associated with tax withholdings related to net share settlement of equity awards and $5.2 million of debt issuance costs primarily related to the Second Amended & Restated Credit Agreement.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under the Facilities and short and long term investments, will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2019.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of March 31, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of March 31, 2019 for the remainder of fiscal 2019 and future fiscal years (in thousands):

	2019 (remainder)	2020	2021	2022	2023	Thereafter	Total
Operating leases	$2,063	$7,597	$5,544	$2,365	$2,197	$1,457	$21,223
Debt payment obligations	6,250	31,250	43,750	50,000	337,500	—	468,750
Interest and other payments on debt payment obligations	5,287	20,557	18,954	16,902	8,378	—	70,078
Transition Tax	—	8,902	8,902	8,902	8,902	66,766	102,374
Other obligations	3,175	8,000	—	—	—	—	11,175
Total	$16,775	$76,306	$77,150	$78,169	$356,977	$68,223	$673,600
Operating Leases
The Company leases its headquarters in New York, NY and other locations worldwide under non cancellable operating leases that expire at various dates through 2026.
Debt and Interest Payment Obligations
The amount of long term debt and interest payments in the preceding table represents the estimated debt and interest payment obligations under the Second Amended & Restated Credit Agreement. We have calculated estimated interest payments for our debt based on the applicable rates and payments dates. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all years presented. See Note 8 to the Consolidated Financial Statements for more information.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of March 31, 2019, we have recorded purchase obligation liability of $4.9 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of March 31, 2019. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $165.8 million to $212.8 million as of March 31, 2019, depending upon the timing of orders placed for these components by our manufacturers.
Transition Tax
The Company also had obligations of $102.4 million as of March 31, 2019, related to Transition Tax. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
As of March 31, 2019, the Company has other obligations of $11.2 million related to research and development agreements.
As of March 31, 2019, we also had an outstanding purchase commitment for a long term asset of $64.5 million which is cancellable at the Company’s option subject to a penalty.
Unrecognized Tax Benefits
As of March 31, 2019, we had $29.5 million and an additional $4.2 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We had cash and cash equivalents of $310.3 million and $666.7 million as of March 31, 2019 and June 30, 2018, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of March 31, 2019, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.4 million over the next twelve months.
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
As of March 31, 2019, the Company held $102.4 million in total investments, which consists of various fixed income available-for-sale securities.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $1.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit". As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017, and, following agreed extensions between the European Council and the United Kingdom on March 22, 2019 and April 11, 2019, "Brexit" is scheduled to become effective on October 31, 2019, although may become effective as of an earlier date under specified circumstances. The terms of any withdrawal and the United Kingdom’s future relationship with the European Union are subject to a negotiation period that could last at least two years from the initiation date. Although it is unknown what those final terms will be, the Brexit has created global economic uncertainty and could cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.

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
We have operations in China, Czech Republic, Lithuania, Poland, Latvia, Ukraine, Canada, India, Taiwan, United States and elsewhere. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:
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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty, and increase currency volatility that can affect economic activity. Policies and statements by the current White House administration, as well as the Republican Party maintaining control of the Senate of the U.S. in the congressional election, has created uncertainty with how trade might be affected between the U.S. and the rest of the world, and China, in particular. For example, in June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented with an initial rate of 10%, impacting a portion of our products. During the week of May 5, 2019, the Office of the U.S. Trade Representative indicated that tariffs on $200 billion of products imported from China would be raised from 10% to 25% effective May 10, 2019 unless a trade agreement is reached. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.
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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York. The risks of earthquakes, extreme storms and other natural disasters in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location.

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
Our contract manufacturers operate primarily in China, where the prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Even if the agreements with our contract manufacturers, and applicable laws, prohibit them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights against them. We have in the past, and may continue to discover, counterfeit goods being sold as our products or as other brands.
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
As of March 31, 2019, our balance outstanding under our Term Facility, under the Second Amended & Restated Credit Agreement, was $468.8 million. As of March 31, 2019, we had no outstanding borrowing on our Revolving Facility, under the Second Amended & Restated Credit Agreement. In the future we may need to raise additional capital to fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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

As of May 10, 2019, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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
On November 6, 2018, the Board of Directors of the Company approved a new $200 million stock repurchase program ("November Repurchase Program"). Under the November Repurchase Program, the Company is authorized to repurchase up to $200 million of its common stock. The November Repurchase Program expires on December 31, 2019. During the second quarter of fiscal 2019, the Company repurchased and retired 2,287,975 shares of common stock at an average price of $90.17 for an aggregate amount of $206.3 million. At the end of the second quarter of fiscal 2019, there was no remaining balance available for share repurchases under the March and May Repurchase Programs.
During the third quarter of fiscal 2019, the Company repurchased and retired 91,249 shares of common stock at an average price of $98.63 for an aggregate amount of $9.0 million. As of March 31, 2019, the Company had $178.2 million available under the November Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
January 1, 2019 - January 31, 2019	91,249	$98.63	91,249	$178,162
February 1, 2019 - February 28, 2019	—	$—	—	$178,162
March 1, 2019 - March 31, 2019	—	$—	—	$178,162
Total	91,249	$98.63	91,249	$178,162

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6.
Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI NETWORKS, INC.

Dated:	May 10, 2019	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 10, 2019	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1
Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent
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