Form 10-K
period 2019-06-30
Ubiquiti Inc.
filed 2019-08-21
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File No. 001-35300

UBIQUITI INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0097377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
685 Third Avenue, 27th Floor, New York, NY 10017
(Address of principal executive offices, Zip Code)
(646) 780-7958
(Registrant’s telephone number, including area code)
Ubiquiti Networks, Inc.
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	UI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately 1,415,986,596 based upon the closing price of $99.41 of such common stock on the NASDAQ Global Select Market on December 31, 2018 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2018 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 20, 2019, 68,640,688 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I
Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, the effects of government regulations, the impacts of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, our credit facility, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on our results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Inc. and its subsidiaries as a whole.
Item 1. Business
Business Overview
Overview
The Company was founded by Robert Pera in 2005. We sell equipment, and provide the related software platforms, worldwide through a network of over 100 distributors and on-line retailers. The Company has a very broad installed base with over 90 million devices sold in over 200 countries and territories around the world, since inception.
We develop technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers. We target the service provider and enterprise markets through our highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. We target consumers through digital marketing, retail chains and to lesser extent the Ubiquiti community.
The majority of our resources consist of entrepreneurial and de-centralized research and development ("R&D"). We do not employ a traditional direct sales force, but instead drives brand awareness through online reviews and publications, our website, its distributors and the company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base markets.
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services ("WISP's"), enterprises and smart homes. Our operator-owner service provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP's to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN ("WLAN") infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.
We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 14 to our Consolidated Financial Statements. Our revenues were $1.2 billion, $1.0 billion and $865.3 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively. We reported net income of $322.7 million, $196.3 million and $257.5 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Refer to our Consolidated Financial Statements included under Part IV, Item 15 of this report for more financial information.
Industry Overview
Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, global Internet protocol, or IP, traffic is expected to increase from 122 exabytes per month in 2017 to 396 exabytes per month in 2022, representing an approximate 26% compound annual growth rate, or CAGR, over that period. Additionally, it is estimated that there will be 3.6 networked devices per capita connected to IP networks in 2022, up from 2.4 networked devices per capita in 2017. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks have emerged as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.
Our Technology and Products
We offer products and solutions based on our proprietary technology across multiple markets. Utilizing low cost hardware, consumer chipsets and innovative software and firmware, we seek to build price-performance solutions to address both service providers and enterprises.
Key Technology Platforms
Our current major Service Provider and carrier solutions include:
•airMAX - our airMAX platform includes proprietary protocols developed by us that contain advanced technologies for minimizing signal noise. Devices on the airMax platform, such as customer premise equipment ("CPE"), base station, and backhaul, are able to support a wireless network that can scale to hundreds of clients per base station over long distances while maintaining low latency and high throughput.
•EdgeMAX - our EdgeMAX platform is a software and systems routing platform, powered by our full-featured EdgeOS operating system that includes advanced quality of service, firewall, dynamic routing and virtual private network functionality.
•airFiber - our airFiber platform is a wireless backhaul point-to-point radio system, a wireless method of transmitting data to and from network backbone. Components of the airFiber products were designed to provide low latency with high throughput. Our airFiber product uses an integrated split antenna and a global positioning system to simultaneously send data packets from each side of the link.
•UFiber GPON - UFiber GPON platform, a plug and play fiber network technology, that allows users to build passive optical network deployment with minimal effort and cost. It is designed to enable internet providers ("ISPs") to quickly build high speed fiber internet networks for many users and over long distance.
Our current major Enterprise Provider solutions include:
•UniFi -Enterprise WLAN - our UniFi- enterprise WLAN platform was designed as an enterprise Wi-Fi system, combining Wi-Fi certified hardware with software-based management controller. UniFi uses a virtual controller that allows for on-site management or remote management through the cloud, allowing for configuration of the network and individual access points.
•UniFi Protect - our UniFi protect platform is a video surveillance system that can be accessed securely from any web browser, provides detailed statistical reporting and advanced analytics and provides a management console with multiple views, versatile camera setting and customizable event recordings.

•UniFi Switch -UniFi Switch is one of our top selling categories as end customers can easily add equipment as they expand their networks. UniFi Switches deliver performance, switching, and power of ethernet ("PoE+") support for enterprise networks.
•UniFi Security Gateway- UniFi Security Gateway extends the UniFi enterprise solutions to provide cost-effective, reliable routing and advanced network security.
We offer a consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. We continue to explore consumer related market opportunities and have research and development teams focused on new consumer related solutions.
Research and Development
Our research and development organization is responsible for the design, development and testing of our products. Our geographically-distributed engineering team has deep expertise and experience in networking and antenna design, and we have a number of personnel with longstanding experience with network architecture and operation. We have developed and intend to continue to develop our technology in part by operating with a relatively flat reporting structure that relies on individual contributors or small development teams to develop, test and obtain feedback for our products.
As of June 30, 2019, our research and development team consisted of 626 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Poland, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $82.1 million, $74.3 million and $69.1 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase.
Manufacturing and Suppliers
We use contract manufacturers, primarily located in China, Vietnam and Taiwan, to manufacture our products. Our relationships with contract manufacturers allow us to conserve working capital, reduce manufacturing costs and minimize delivery lead times while maintaining high product quality and the ability to scale quickly to handle increased order volume. Over the long term, our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. If necessary, we expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers.
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
Tariffs
In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented with an initial rate of 10% impacting a portion of our products. On May 10, 2019, the Office of the U.S. Trade Representative increased tariffs on certain imported goods from China to 25%. On May 13, 2019, the U.S. Trade Representative released a list of Chinese-origin products with an annual trade value of approximately $300 billion on which the U.S. proposed to impose Section 301 tariffs of up to 25%, which covered almost all remaining imports from China that are not already subject to Section 301 tariffs. On June 29, 2019 President Trump announced that trade negotiations with China are resuming and the proposed Section 301 tariffs on $300 billion worth of Chinese goods, first announced on May 13, 2019, were place on hold. On August 13, 2019, it was announced the Section 301 tariffs on $300 billion would go into effect in two parts. "List 4A" on September 1, 2019 at 10% and "List 4B" on December 15, 2019 at 10%. The

progress and continuation of the negotiations continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have already affected our operating results and margins. As a result, current gross profit margins may not be indicative of future periods. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
Sales and Distribution
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2019, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 60 countries. In fiscal 2019, two customers represented 10% or more of our revenues. In fiscal 2018 and 2017, one customer in each period represented 11% of our revenues. Refer to Note 14 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.
A majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. For further discussion of the risks associated with foreign operations, see “Part I-Item 1A. Risk Factors-Risks Related to Our International Operations"
Backlog
Our sales are primarily made through standard sale orders for delivery of products. Some orders remain in backlog due to concerns about the credit worthiness of the customer and/or delivery held due to inventory channel. We do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue of financial performance.
Competition
The markets for networking solutions for service providers, enterprise WLAN, video surveillance, microwave backhaul and machine-to-machine communications technology are highly competitive and are influenced by the following competitive factors, among others:

•total cost of ownership and return on investment associated with the solutions;
•simplicity of deployment and use of the solutions;
•ability to rapidly develop high performance integrated solutions;
•reliability and scalability of the solutions;
•market awareness of a particular brand;
•ability to provide secure access to wireless networks;
•ability to offer a suite of products and solutions;
•ability to allow centralized management of the solutions; and
•ability to provide quality product support.
We believe we compete favorably with respect to these factors. We have been successful in rapidly developing high performance integrated solutions because we use individual contributors and small, experienced development teams that focus on the key needs of the markets. Our products and solutions are designed to meet the price-performance characteristics demanded by our customers to achieve a strong overall return on their investment. Our products are designed to operate in growing networks without degradation in performance or operational complexity.
In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, DragonWave, MikroTîkls, Airspan, SAF Tehnika and Trango. In the CPE market, our competitors include Cambium Networks, MikroTîkls, Ruckus Wireless (Arris) and TP-LINK Technologies. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves.  In the enterprise WLAN market, we primarily compete with Huawei, Aerohive Networks, Aruba Networks (HPE), Ruckus Wireless (Arris), Cisco Meraki and Cisco. In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Mobotix and Vivotek. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.
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
Employees
As of June 30, 2019, we employed and or contracted with 955 full time equivalent employees, which included 626 in research and development, 104 in sales, general and administrative and 225 in operations. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We consider our relations with our employees to be good.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://ir.ui.com/sec.cfm when such reports are available on the SEC website. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Also posted on our website on the Corporate Governance page is the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers. We intend to post any amendment or waiver to this Code on our website within the time period required by the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
Our executive office is located at 685 Third Avenue, 27th Floor, New York, New York 10017. Our website address is www.ui.com. The information on, or that can be assessed through, our website is not part of this Annual Report on Form 10-K.
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
Risks Related to Our Business and Industry
We have limited visibility into future sales, which makes it difficult to forecast our future results of operations.
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and consumers, primarily through our network of distributors and resellers. We do not employ a traditional direct sales force. Sales to our distributors have accounted for nearly all of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues, which could harm our ability to achieve or sustain expected results of operations. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which would reduce our revenues and could harm our ability to achieve or sustain expected results of operations.
The markets we serve can be especially volatile, and weakness in orders could harm our future results of operations.
Weakness in orders, directly or indirectly, from the markets we serve, including as a result of any slowdown in capital expenditures by the markets we service (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, results of operations, and financial condition. Such slowdowns may continue or recur in future periods. Orders from the markets we serve could decline for many reasons other than the competitiveness of our products and services within their respective markets. These conditions have harmed our business and results of operations in the past, and some of these or other conditions in the markets we serve could affect our business and results of operations in any future period of such slowdowns
We are subject to risks associated with our distributors’ inventory management practices.
Our distributors purchase and maintain their own inventories of our products, and we do not control their inventory management. Distributors may manage their inventories in a manner that causes significant fluctuations in their purchases from quarter to quarter, and which may not be in alignment with the actual demand of end customers for our products. If some distributors decide to purchase more of our products than are required to satisfy their customers’ demand in any particular quarter, because they do not accurately forecast demand or otherwise, they may reduce future orders until their inventory levels realign with their customers’ demand. If some distributors decide to purchase less of our products than are required to satisfy their customers’ demand in any particular quarter, because they do not accurately forecast demand or otherwise, sales of our products may be deferred or lost altogether, which could materially adversely affect our results of operations.
If our forecasts of future sales are inaccurate, we may manufacture too many or not enough products.
We may over or under forecast our customers’ actual demand for our products or the actual mix of our products that they will ultimately demand. If we over-forecast demand, we may build excess inventory which could materially adversely affect our operating results. If we under-forecast demand, we may miss opportunities for sales and may impair our customer relationships, which could materially adversely affect our results of operations.
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
The market for our wireless broadband networking equipment is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for enterprise networking equipment and consumer products possess similar characteristics of rapid technological updates, evolving industry standards, frequent changes in consumer preferences, frequent new product introductions and short and unpredictable product life cycles. Our ability to keep pace in these markets depends upon our ability to enhance our current products, and continue to develop and introduce new products rapidly and at competitive prices. The success of new product introductions or updates on existing products depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up, the effective management of our inventory and manufacturing schedule and the risk that new products may have defects or other deficiencies in the early stages of introduction. The development of our products is complex and costly, and we typically have several products in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, lower than expected yields on new or enhanced products and delays in completing the development and introduction of new products and enhancements to existing products. In addition, new products may have lower selling prices or higher costs than existing products, which could negatively impact our results of operations. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff, to successfully innovate, and to adapt to technological changes and advances in the industry. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new products or enhancements to existing products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and our users may switch to competing products.
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
We expect competition to continuously intensify as other established and new companies introduce new products in the same markets that we serve or intend to enter, as these markets consolidate. Our business, results of operations and financial condition will suffer if we do not maintain our competitiveness.
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
Industry consolidation, acquisitions and other arrangements among competitors may adversely affect our competitiveness because it may be more difficult to compete with entities that have access to their combined resources. As a result of such consolidation, acquisition or other arrangements, our current and potential competitors might be able to adapt more quickly to new technologies and consumer preference, devote greater resources to the marketing and promotion of their products, initiate or withstand price competition, and take advantage of acquisitions or other opportunities more readily and develop and expand their products more quickly than we do. These combinations may also affect customers’ perceptions regarding the viability of companies of our size and, consequently, affect their willingness to purchase our products.
The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs.

Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to promptly or successfully correct these problems. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs, and other costs relating to regulatory proceedings, product recalls and litigation, which could harm our reputation and results of operations. Undetected defects or bugs may lead to negative online Internet reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches, especially for our consumer products. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Moreover, we may offer stock rotation rights to our distributors. If we experience greater returns from retailers or end customers, or greater warranty claims, in excess of our reserves, our business, revenue and results of operations could be harmed.
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
We have experienced cyber attacks in the past, and may experience cyber attacks in the future. As a result, unauthorized parties may have obtained, and may in the future obtain, access to our systems, data or our users’ or customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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

Any future illegal acts such as phishing, social engineering or other fraudulent conduct that go undetected may have significant negative impacts on our reputation, operating results and stock price.
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
Over the past several years we have expanded, and continue to expand, our product offerings, the number of customers we sell to, our transaction volumes, the number of our facilities, and the number of contract manufacturers that we utilize to produce our products. Failure to effectively manage the increased complexity associated with this expansion, particularly in light of our lean management structure, would make it difficult to conduct our business, fulfill customer orders, and pursue our strategies. We may also need to increase costs to add personnel, upgrade or replace our existing reporting systems, as well as improve our business processes and controls as a result of these changes. If we fail to effectively manage any of these challenges we could suffer inefficiencies, errors and disruptions in our business, which in turn would adversely affect our results of operations.
We rely on a limited number of contract manufacturers to produce our products. Supply chain issues or a shortage of adequate component supply or manufacturing capacity could increase our costs or delay our ability to fulfill future orders and could have a material adverse impact on our business and results of operations.
We retain contract manufacturers, located primarily in China, Vietnam and Taiwan, to manufacture our products. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, results of operations and financial condition. Our reliance on contract manufacturers for manufacturing our products can present significant risks to us because, among other things, we do not have direct control over their activities. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
In the event that we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after distributors and/or end users purchase our products, they could lose confidence in the technical attributes of our products and our business and results of operations could be harmed.
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
We and our contract manufacturers generally rely on short-term purchase orders rather than long-term contracts with the suppliers of components for our products. As a result, even if components are available, we and our contract manufacturers may not be able to procure sufficient components at reasonable prices to build our products in a timely manner. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. We may, therefore, be unable to meet customer demand for our products, which would have a material adverse effect on our business, results of operations and financial condition.
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
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit". As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017, and, following agreed extensions between the European Council and the United Kingdom on March 22, 2019 and April 11, 2019, "Brexit" is scheduled to become effective on October 31, 2019, although may become effective as of an earlier date under specified circumstances. The terms of any withdrawal and the United Kingdom’s future relationship with the European Union cannot be predicted with any certainty. Although it is unknown what those final terms will be or if there will be a no-deal Brexit, the Brexit has created global economic uncertainty and could cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.
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
An economic downturn or economic uncertainty in our key U.S. and international markets, as well as fluctuations in currency exchange rates, may adversely affect consumer discretionary spending and demand for our consumer products. Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our consumer products resulting in consumer demand for our products that may not reach our sales targets. For example, the Brexit caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and results of operations.
We have been investing and expect to continue to invest in growth areas and in our enterprise and service provider technologies, and if the return on these investments is lower or develops more slowly than we expect, our results of operations may be harmed.
We have and we may continue to invest and dedicate resources into new growth areas, such as consumer products, while also focusing on in our enterprise and service provider technologies. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our results of operations may be adversely affected. Additionally, as we invest and dedicate resources into new growth areas, there is no assurance that we may succeed at maintaining our competitors position in enterprise and service provider technologies.
To remain competitive and stimulate customer demand, we must effectively manage product introductions, product transitions and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products, effectively stimulate customer demand for new and upgraded products, and successfully manage the transition to these new and upgraded products to maintain or increase our revenue. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Therefore, we may not correctly determine in advance the ultimate effect of new product introductions and transitions. Additionally, if the assumptions on which we based our forecasts and management of product demand, purchase commitments or inventory levels turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments.
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
In connection with introduction of new products, and our consumer products, in particular, we may spend significant amount on advertising and other marketing campaigns, such as television, print advertising, social media and others, as well as increased promotional activities, to build brand awareness and acquire new users. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend, accurately predict customer acquisition, or fully understand or estimate the conditions and behaviors that drive customer behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new customers, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet our expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our consumer products.
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
Any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, results of operations and financial condition.
Risks Related to Our International Operations
Our business is susceptible to risks associated with operations outside of the United States.
We have operations in China, the Czech Republic, Lithuania, Poland, Latvia, Ukraine, Canada, India, Taiwan and elsewhere. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:
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
If any of these risks were to come to fruition, it could negatively affect our business outside the United States and, consequently, our results of operations. Additionally, operating in markets outside the United States requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce anticipated levels of revenues or profitability.
Our third-party logistics and warehousing providers in China and elsewhere may fail to safeguard and accurately manage and report our inventory.
We use third-party logistics and warehousing providers located in China and other countries to fulfill a portion of our worldwide sales. We also rely on our third-party logistics and warehousing providers to safeguard and manage and report on the status of our products at their warehouse and in transit. These service providers may fail to safeguard our products, fail to accurately segregate and report our inventory, or fail to manage and track the delivery of our products, which could have a material adverse effect on our business, results of operations and financial condition.

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
Since these activities would be conducted in China and other foreign countries, some of these risks may be more significant due to the less predictable legal and political environment.
Our business may be negatively affected by political events and foreign policy responses.
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. Policies and statements by the current White House administration has created uncertainty with how trade might be affected between the U.S. and the rest of the world, and China, in particular. For example, in June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented with an initial rate of 10% impacting a portion of our products. On May 10, 2019, the Office of the U.S. Trade Representative increased tariffs on certain imported goods from China to 25%. On May 13, 2019, the U.S. Trade Representative released a list of Chinese-origin products with an annual trade value of approximately $300 billion on which the U.S. proposed to impose Section 301 tariffs of up to 25%, which covered almost all remaining imports from China that are not already subject to Section 301 tariffs. On June 29, 2019 President Trump announced that trade negotiations with China are resuming and the proposed Section 301 tariffs on $300 billion worth of Chinese goods, first announced on May 13, 2019, were place on hold. On August 13, 2019, it was announced the Section 301 tariffs on $300 billion would go into effect in two parts. "List 4A" on September 1, 2019 at 10% and "List 4B" on December 15, 2019 at 10%. The progress and continuation of the negotiations continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.
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
In addition, reports of certain intelligence gathering methods of the U.S. government could affect customers’ perception of the products of companies based in the United States. Trust and confidence in us as an equipment supplier is critical to the development and growth of our markets. Impairment of that trust, or foreign regulatory actions taken in response to reports of certain intelligence gathering methods of the U.S. government, could affect the demand for our products from customers outside of the United States and could have an adverse effect on our results of operations.

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
We have registered, and applied to register, certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third party filings exist for the same, similar or otherwise related products or services, which could block the registration of our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, register domain names that mimic or incorporate our marks, or otherwise infringe upon our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could impact the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as www.ui.com. If we are unable to protect our domain names, our brand, business, and results of operations could be adversely affected. Domain names similar to ours have already been registered in the United States and elsewhere, and we may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. In addition, although we own www.ui.com and various other global top level domains, we might not be able to, or may choose not to, acquire or maintain other country-specific URLs in which we currently conduct or intend to conduct business.
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
The intellectual property protection and enforcement regimes in certain countries outside the United States are generally not as comprehensive as in the United States, and may not adequately protect our intellectual property. The legal regimes relating to the recognition and enforcement of intellectual property rights in China and South America are particularly limited. Legal proceedings to enforce our intellectual property in these jurisdictions may progress slowly, during which time infringement may continue largely unimpeded. Countries that have relatively inefficient intellectual property protection and enforcement regimes represent a significant portion of the demand for our products. These factors may make it more challenging for us to enforce our intellectual property rights against infringement. The infringement of our intellectual property rights, particularly in these jurisdictions, may materially harm our business in these markets and elsewhere by reducing our sales, and adversely affecting our results of operations, and diluting our brand or reputation.
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
In addition to liability for monetary damages against us or, in certain circumstances, against end users of our products, we may be prohibited from developing, commercializing or continuing to provide certain of our products unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain licenses, our business, results of operations and financial condition could be materially affected and we could, for example, be required to cease offering our products or be required to materially alter our products, which could involve substantial costs and time to develop.
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
Our future success also depends on our ability to attract, retain and motivate skilled personnel. Competition for personnel exists in the industries in which we participate, particularly for persons with specialized experience in areas such as antenna design and radio frequency equipment. If we are unable to attract and retain the necessary personnel our business, results of operations and financial condition could be materially adversely affected.
We may fail to manage our growth effectively and develop and implement appropriate control systems.
We have substantially expanded our business and operations in recent periods, including increases in the number of our distributors, contract manufacturers, headcount locations and facilities. This rapid expansion places a significant strain on our managerial, administrative, and operational resources. Our business model reflects our decision to operate with streamlined infrastructure, with lower support and administrative headcount. This may increase the risks associated with managing our growth, and we may not have sufficient internal resources to adapt or respond to unexpected challenges and compliance requirements.
Our profitability may decline as we expand into new product areas.
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment and enterprise WLAN. As we expand into other products and services, such as video surveillance equipment, wireless backhaul, consumer electronics, and machine-to-machine communications, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins we expect, our results of operations may be harmed and we may not recover our product development and marketing expenditures.
We may also be required to add a traditional direct sales force and customer support personnel to market and support new or existing products, which would cause us to experience substantially lower product margins or increase our operating expenses. Adding a traditional direct sales force or customer support personnel would reduce our operating income and may not be successful.
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
Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services. We may not be able to control the quality of the systems and services we receive from third party service providers, which could impair our financial reporting and may negatively impact our business, results of operations and financial condition.
Our debt levels could adversely affect our ability to raise additional capital to pay dividends, repurchase our shares of common stock and fund our operations or limit our ability to react to changes in our industry or the economy.
As of June 30, 2019, our balance outstanding under our Term Facility and Revolving Facility, under the Second Amended & Restated Credit Agreement, was $462.5 million and $35.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
In addition, any potential debt level increases could have important consequences, including:
requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flows to fund our operations and capital expenditures, pay dividends, repurchase shares of our common stock and pursue business opportunities;
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
If we are unable to integrate future acquisitions successfully, our business, results of operations and prospects could be harmed.
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

We have invested and expect to continue to invest in new businesses, products, services, technologies, joint ventures and other strategic initiatives. These investments may involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses incurred in connection with these new investments, inadequate return of or loss of our investments, distraction of management from current operations, and unidentified issues not discovered in our due diligence of such investments that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated costs, expenses and liabilities. Because these investments are inherently risky, no assurance can be given that such investments will be successful and will not adversely affect our reputation, business prospects, results of operation and financial condition.
Risks Related to Our Common Stock
Our Chief Executive Officer owns a majority of our common stock.
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
As of August 20, 2019, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
Not paying cash dividends to our stockholders, or repurchasing shares of our common stock pursuant to our previously announced stock repurchase program, could cause the market price for our common stock to decline.
Our payment of cash dividends is subject to, among other things, declaration by the Board of Directors of the Company our financial position and results of operations, available cash and cash flow, capital requirements, our obligations, contingent liabilities, applicable corporate legal requirements, and other factors. If the Company fails to meet expectations related to dividends, its stock price may decline, which could have a material adverse impact on investor confidence and employee retention. These and other factors may also affect the continuation of, or activity under, our previously announced stock repurchase program. Failure to pay cash dividends could cause the market price of our common stock to decline. The discontinuance of, or lack of activity under, our previously announced stock repurchase program could also result in a lower market price of our common stock.
Fluctuations in our results of operations could cause the market price of our common stock to decline.
Our quarterly results of operations fluctuate significantly due to a variety of factors, many of which are outside of our control and are difficult or impossible to predict. We expect our results of operations will continue to fluctuate. You should not rely on our past results as an indication of our future performance. If our revenues or results of operations fall below the expectations of investors or securities analysts, or below any estimates we may provide to the market, the price of our common stock would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has experienced substantial price volatility since our initial public offering. In addition, the stock market as a whole has experienced major price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.

Factors that could cause our results of operation and stock price to fluctuate include:
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
Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided by our distributors, resellers and/or end users despite such precautions. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure or inability to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.
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

Our failure to comply with U.S. and foreign laws related to privacy, data security, cybersecurity and data protection, such as the E.U. Data Protection Directive and China Cybersecurity Law, could adversely affect our financial condition, results of operations, and our brand.
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
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. More recently, California enacted the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. California legislators have announced the intent to modify the CCPA, and, as a result, we cannot yet predict the impact of the CCPA on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CSL and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition.
We strive to comply with all applicable laws, policies and legal obligations relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand, results of operations and financial condition.
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
The vast majority of our products operate in unlicensed radio frequency (“RF”) spectrum, which is used by a wide range of devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, and others, the resultant higher levels of clutter and interference in the frequency bands used by our products could decrease the usage of our products. Our business could be further harmed if currently unlicensed RF spectrum becomes subject to licensing in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation. In addition, if new spectrums, either licensed or unlicensed, are made available by government regulatory agencies for broadband wireless communication that may disrupt the competitive landscape of our industry and impact our business.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in our Annual Report on Form 10-K for year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company has completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.
Failure to comply with the FCPA and similar laws could subject us to penalties and other adverse consequences.
We face significant risks if we fail to comply with the Foreign Corrupt Practices Act (“FCPA”) of the United States and other laws (such as the U.K. Bribery Act of 2010) that prohibit improper payments or offers of payment to foreign governments and their officials and political parties by us and other business entities acting on our behalf for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, which represent our principal markets, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies, for which we may be ultimately held responsible. Any violation of FCPA or similar laws could result in severe criminal or civil sanctions and suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
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
From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies which may impact our taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our business results of operations and financial condition.

Changes in applicable tax regulations could negatively affect our financial results.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly changes the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, changing rules regarding the use and carrying of net operating losses, adopting elements of a territorial tax system, assessing a one-time transition tax under revised Section 965 of the Internal Revenue Code on earnings of certain foreign subsidiaries that were previously tax deferred (the "Transition Tax"), imposing a new minimum tax if deductible payments to foreign affiliates exceed a certain threshold, and creating new taxes on certain foreign-sourced earnings. The changes included in the 2017 Tax Act are broad and complex. The 2017 Tax Act is also unclear in some respects and has required and will continue to require interpretations and implementing regulations from the U.S. Treasury and Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. The final transition impacts of the 2017 Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts.
A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the 2017 Tax Act, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Although the accounting for the impact of the 2017 Tax Act was completed as of December 22, 2018, we are continuing to evaluate the overall impact of the 2017 Tax Act on our operations and U.S. federal income tax position. There can be no assurance that further changes in the 2017 Tax Act will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in New York, NY, which we lease through February, 28, 2021. In addition, we also lease office and building space around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers, and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we have leased offices in Taiwan, Lithuania, Latvia, Poland, India, Ukraine, the Czech Republic, the Netherlands and elsewhere, including various locations within China and the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.
Below are our material locations as of June 30, 2019, all of which we lease.

Location	Sq Ft	Lease expiration	Purpose
New York	6,400	2/28/2021	Corporate Office
Taiwan	79,000	8/9/2021	R&D or Administration
Czech Republic	64,000	4/1/2026	Warehouse
Utah	72,000	6/30/2023	Warehouse
Utah	86,000	10/31/2023	Warehouse
Suzhou	93,000	6/16/2020	Manufacturing Facility

Item 3. Legal Proceedings
Information with respect to this item may be found in Note 9 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information

As of August 19, 2019, the number of record holders of our common stock was 8. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Stock Performance Graph
The following graph compares the cumulative total stockholder return for our common stock from June 30, 2014 to June 30, 2019, with the comparable cumulative return of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on June 30, 2014 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NASDAQ Composite Index, and the NASDAQ Computer Index

$350
$300
$250
$200
$150
$100
$50
Index Value
6/14
6/15
6/16
6/17
6/18
6/19
Period Ending
Ubiquiti Inc.
NASDAQ Composite
NASDAQ Computer

*100 invested on 6/30/14 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities
The following table provides information with respect to the Company's Share Repurchase programs and the activity under the available share repurchase programs during fiscal year ended June 30, 2019 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs	Expiration date of Program
March 13, 2018	$200 million	1,172,277	$90.63	$106.2	August 8, 2018 through September 26, 2018	$—	6/30/2019
May 8, 2018	$200 million	2,221,749	$90.02	$200.0	September 26, 2018 through December 24, 2018	$—	6/30/2019
November 6, 2018	$200 million	1,339,827	$122.56	$164.2	December 24, 2018 through June 28, 2019	$35.8	12/31/2019
Common stock repurchase activity under the share repurchase program during the fourth quarter ended June 30, 2019 was as follows (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
April 1, 2019 - April 30, 2019	—	$—	—	$178.2
May 1, 2019 - May 31, 2019	806,768	$127.63	806,768	$75.2
June 1, 2019 - June 30, 2019	309,698	$127.23	309,698	$35.8
Total	1,116,466	$127.52	1,116,466	$35.8
Dividends
On August 24, 2018, our Board of Directors approved to pay regular quarterly cash dividends of $0.25 per share during fiscal year 2019. Since then, cash dividends have been declared in August 2018, November 2018, February 2019 and May 2019 and paid in September 2018, November 2018, February 2019 and May 2019.
There were no cash dividends paid on our shares of common stock during the fiscal year ended June 30, 2018.
On August 8, 2019, the Company's Board of Directors declared $0.30 per share cash dividend payable on August 26, 2019 to shareholders of record at the close of business on August 19, 2019. Any future dividends will be subject to the approval of the Company's Board of Directors. In determining whether to approve future dividends, the Company’s Board of Directors will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Unregistered Securities Sold During fiscal 2019
We did not sell any unregistered securities during fiscal 2019.
Item 6. Selected Financial Data
The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2019, 2018 and 2017 and the consolidated balance sheet data as of June 30, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2016 and 2015 and the consolidated balance sheet data as of June 30, 2017, 2016 and 2015 are derived from our consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2019	2018	2017	2016	2015
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues (5)	$1,161,733	$1,016,861	$865,268	$666,395	$595,947
Cost of revenues (1) (2)	624,129	573,289	469,560	341,600	333,760
Gross profit	537,604	443,572	395,708	324,795	262,187
Operating expenses:
Research and development (1)	82,070	74,324	69,094	57,765	54,565
Sales, general and administrative (1)	43,237	43,121	36,853	33,269	21,607
Litigation settlement	18,000	—	—	—	—
Business e-mail compromise ("BEC")- (recovery)/ fraud	—	—	—	(8,294)	39,137
Total operating expenses	143,307	117,445	105,947	82,740	115,309
Income from operations	394,297	326,127	289,761	242,055	146,878
Interest expense and other, net	(12,808)	(11,985)	(4,737)	(2,115)	(1,130)
Income before income taxes	381,489	314,142	285,024	239,940	145,748
Provision for income taxes (3) (4)	58,795	117,852	27,518	26,324	16,085
Net Income	$322,694	$196,290	$257,506	$213,616	$129,663
Net income per share of common stock:
Basic	$4.52	$2.54	$3.16	$2.53	$1.47
Diluted	$4.51	$2.51	$3.09	$2.49	$1.45
Weighted average shares used in computing net income per share of common stock:
Basic	71,435	77,179	81,478	84,402	88,008
Diluted	71,602	78,331	83,252	85,784	89,569
Cash dividends paid per common share	$1.00	$—	$—	$—	$0.17
(1) Includes stock-based compensation as follows
Cost of revenues	$347	$360	$264	$448	$601
Research and development	2,045	1,873	1,861	2,296	2,854
Sales, general and administrative	498	975	660	975	1,537
Total stock-based compensation	$2,890	$3,208	$2,785	$3,719	$4,992
(2) Includes purchase commitment termination fee	$—	$—	$—	$—	$5,500
(3) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$—	$(29,091)	$(7,939)	$—	$—
(4) Includes Tax Reform	$2,765	$116,572	$—	$—	$—
(5) Effective July 1, 2018, for fiscal year end 2019, the Company adopted the new revenue accounting standard (“ASC 606”). As we elected the modified retrospective method of adoption, comparative information from prior periods has not been restated and continues to be reported under the ASC 605, “Revenue Recognition” information. Refer to Note 2, “Significant Accounting Policies” and Note 3, “Revenue” for additional information.

	June 30,
In thousands	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$238,147	$666,681	$604,198	$551,031	$446,401
Investments – short-term	69,866	—	—	—	—
Investments – long-term	31,585	—	—	—	—
Working capital	574,625	888,436	853,846	637,721	511,212
Total assets	875,865	1,022,577	972,711	747,108	599,372
Debt – short-term	30,675	24,425	14,743	10,993	9,743
Debt – long-term	464,700	460,352	241,821	191,564	86,557
Total stockholders’ equity	99,277	315,748	601,764	440,376	422,154

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

We develop technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers.
The majority of our resources consist of entrepreneurial and de-centralized research and development ("R&D"). We do not employ a traditional direct sales force, but instead drives brand awareness through online reviews and publications, our website, its distributors and the company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base markets.
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services ("WISP's"), enterprises and smart homes. Our operator-owner service provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP's to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN ("WLAN") infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.
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

•Scalable sales and marketing model. We do not maintain the traditional direct sales force as compared to some of our competitors, but instead utilize our distribution partners, digital marketing and the Ubiquiti Community to drive market awareness and demand for our products and solutions. We believe this community-propagated viral marketing enables us to reach markets far more efficiently and cost-effectively than is possible through traditional sales models. Leveraging the information transparency of the Internet allows customers to research, evaluate and validate our solutions with the Ubiquiti Community and via third party web sites.
By reducing the cost of development, sales, marketing and support we are able to offer innovative solutions with disruptive price performance characteristics to our customers.
Key Components of Our Results of Operations and Financial Condition
Revenues
We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 14 to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware and management tools. Because we have historically included implied post-contract customer support ("PCS") free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied PCS.
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

•Enterprise Technology includes our UniFi enterprise Wi-Fi, UniFi Protect Products, UniFi switching and routing solutions, including AmpliFi.

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 97% of our revenues in the year ended June 30, 2019.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues include labor and other costs which includes salary, benefits and stock-based compensation, in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics costs, tariffs and excess and obsolete inventory reserves.
We currently operate warehouses located in U.S. and the Czech Republic. In addition, we outsource other logistics warehousing and order fulfillment functions located in China. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. As of September 24, 2018, these tariffs were implemented with an initial rate of 10% impacting a portion of our products. On May 10, 2019, the Office of the U.S. Trade Representative increased tariffs on certain imported goods from China to 25%. On May 13, 2019, the U.S. Trade Representative released a list of Chinese-origin products with an annual trade value of approximately $300 billion on which the U.S. proposed to impose Section 301 tariffs of up to 25%, which covered almost all remaining imports from China that are not already subject to Section 301 tariffs. On June 29, 2019 President Trump announced that trade negotiations with China are resuming and the proposed Section 301 tariffs on $300 billion worth of Chinese goods, first announced on May 13, 2019, were place on hold. On August 13, 2019, it was announced the Section 301 tariffs on $300 billion would go into effect in two parts. "List 4A" on September 1, 2019 at 10% and "List 4B" on December 15, 2019 at 10%. The progress and continuation of the negotiations continues to be uncertain and an escalation of the trade war remains a possibility. These tariffs have already affected our operating results and margins. As a result, current gross profit margins may not be indicative of future periods. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
Operating Expenses
We classify our operating expenses as research and development, selling, general and administrative expenses, litigation expenses and expense related to the business email compromise fraud loss.

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

•Sales, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a traditional direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations
Critical Accounting Policies
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
Recognition of Revenues
Prior to fiscal year 2019, our revenue recognition policy was based on ASC 605 - Revenue Recognition ("ASC 605") and is described in the section entitled Critical Accounting Policies under Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 24, 2018. Effective July 1, 2018, we adopted the new revenue recognition guidance under ASC 606 as discussed in the section titled Recently Adopted Accounting Pronouncements in Note 2 of our consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.
We primarily generate revenue from sales of hardware and the related essential software ("Products") as well as related implied post contract customer services ("PCS"). We recognize revenue when obligations under the terms of a contract with our customers are satisfied, generally, upon transfer of control of promised goods or services to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We apply the following five-step revenue recognition model:
•Identification of the contract, or contracts with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy the performance obligation
Transfer of control to the customer for products generally occurs at the point in time when products have been picked up at our logistics centers by our distribution partners or in the case of web based sales when the customer has received the products as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is deferred and recognized ratably over time over the estimated period for which implied PCS services will be delivered.
PCS, is the right to receive on a when-and-if available basis, future unspecified software upgrades and features relating to the product's essential software as well as technical support and bug fixes.
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
Our contracts with the majority of our distribution customers do not include provisions for cancellations, returns, inventory swaps, or refunds that materially impact recognized revenue. Internet or Web based sales include regulatory provisions which allow customers to return the goods, generally within 30 days. The Web based sales have not been material to the Company results and potential refund would not materially impact recognized revenue.
We record amounts billed to distributors for shipping and handling costs as revenues. We classify shipping and handling costs incurred by us as cost of revenue. Deposits payments received from distributors in advance of recognition of revenues are included in current liabilities of our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.
Transaction price and allocation to performance obligations
Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligation, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.
The expected costs associated with our base warranties continue to be recognized as an expense when the products are sold and is not considered a separate performance obligation.

Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS could also change.
Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities for PCS include reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs.
Inventory and Inventory Valuation
The Company's inventories are primarily finished goods and, to a lesser extent, raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, or Net Realizable Value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from the Company's estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company's forecast of customer demand. Customer demand is dependent on various factors and requires the Company to use judgment in forecasting future demand for these products. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company's gross margin. If the Company ultimately sells inventory that has been previously written down, the Company's gross margins in future periods would be positively impacted.
The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and materials costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in future periods based on the Company's rate of inventory turnover.
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
In addition, our calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We may be subject to income tax audits in each of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, we must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. We reflect changes in recognition or measurement in the period in which our change in judgment occurs.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In fiscal year 2018 we recorded provisional amounts for certain enactment-date effects of the 2017 Tax Act by applying the guidance in Staff Accounting Bulletin No. 118 ("SAB 118"), because we had not yet completed our enactment-date accounting for these effects. In the second quarter of fiscal year 2019, we completed our enactment-date accounting for these effects. As a result during fiscal 2018 and 2019, the Company recorded tax expense related to the enactment-date effects of the 2017 Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, and adjusting deferred tax assets and liabilities to reflect the new corporate tax rate. Refer to “Part I-Item 1A. Risk Factors-Risks Related to our Business and Industry- Changes in applicable tax regulations could negatively affect our financial results.”
Results of Operations
Comparison of Years Ended June 30, 2019 and 2018

	Years Ended June 30,
	2019		2018
	(In thousands, except percentages)
Revenues	$1,161,733	100%	$1,016,861	100%
Cost of revenues (1)	624,129	54%	573,289	56%
Gross profit	537,604	46%	443,572	44%
Operating expenses:
Research and development (1)	82,070	7%	74,324	7%
Sales, general and administrative (1)	43,237	4%	43,121	4%
Litigation settlement	18,000	2%	—	*
Total operating expenses	143,307	13%	117,445	11%
Income from operations	394,297	34%	326,127	32%
Interest expense and other, net	(12,808)	*	(11,985)	*
Income before income taxes	381,489	33%	314,142	31%
Provision for income taxes (2) (3)	58,795	5%	117,852	12%
Net Income	$322,694	28%	$196,290	19%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$347		$360
Research and development	2,045		1,873
Sales, general and administrative	498		975
Total stock-based compensation	$2,890		$3,208
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$—		$(29,091)
(3) Includes Tax Reform	$2,765		$116,572
Revenues
Revenues increased $144.9 million, or 14%, from $1.0 billion in fiscal 2018 to $1.2 billion in fiscal 2019. During fiscal year ended June 30, 2019, there were no material price changes in the Company's products sold. However, the Company continues to introduce new products which have average selling price and margins different than our legacy products.
Revenues by Product Type

	Years Ended June 30,
	2019		2018
	(in thousands, except percentages)
Service Provider Technology	$428,490	37%	$446,600	44%
Enterprise Technology	733,243	63%	570,261	56%
Total revenues	$1,161,733	100%	$1,016,861	100%
Service Provider Technology revenues decreased $18.1 million, or 4.1%, from $446.6 million in fiscal 2018, to $428.5 million in fiscal 2019, primarily due to decreased revenue in South America, Asia Pacific and North America, partially offset by an increase in EMEA.

Enterprise Technology revenues increased $163.0 million, or 28.6%, from $570.3 million in fiscal 2018, to $733.2 million in fiscal 2019 primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers' ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2019 and fiscal 2018:

	Years Ended June 30,
	2019		2018
	(in thousands, except percentages)
North America (1)	$497,218	43%	$410,378	40%
South America	78,723	7%	92,251	9%
Europe, the Middle East and Africa ("EMEA")	477,332	41%	411,388	41%
Asia Pacific	108,460	9%	102,844	10%
Total revenues	$1,161,733	100%	$1,016,861	100%
 (1) Revenue for the United States was $469.8 million and $390.6 million in fiscal 2019 and fiscal 2018, respectively.
North America
Revenues in North America increased $86.8 million, or 21.2%, from $410.4 million in fiscal 2018 to $497.2 million in fiscal 2019. The year-over-year increase was primarily due to increased revenue from Enterprise Technology products, partially offset by a decrease in Service Provider Technology products.
South America
Revenues in South America decreased $13.5 million, or 14.7%, from $92.3 million in fiscal 2018 to $78.7 million in fiscal 2019. The year-over-year decrease was primarily due to decreased revenue from our Service Provider Technology products, partially offset by increased revenue in our Enterprise Technology products.
Europe, the Middle East, and Africa ("EMEA")
Revenues in EMEA increased $65.9 million, or 16.0%, from $411.4 million in fiscal 2018 to $477.3 million in fiscal 2019. The year-over-year increase was due to increased revenue from both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $5.6 million, or 5.5%, from $102.8 million in fiscal 2018 to $108.5 million in fiscal 2019. The year-over-year increase was primarily due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue in our Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $50.8 million, or 8.9%, from $573.3 million in fiscal 2018 to $624.1 million in fiscal 2019. The increase in fiscal 2019 was primarily due to cost increase associated with an overall increase in revenue, higher indirect costs, higher tariffs partially offset by lower costs associated with obsolete inventory.
Gross profit margin increased to 46.0% in fiscal 2019 from 44.0% in fiscal 2018. The increase was primarily driven by favorable mix of products sold, lower inventory write-offs, partially offset by higher indirect costs and tariff related costs.
Operating Expenses
Research and Development
Research and development expenses increased $7.7 million, or 10.4%, from $74.3 million in fiscal 2018 to $82.1 million in fiscal 2019. As a percentage of revenues, research and development expenses remained relatively flat at 7.1% in fiscal 2019 and fiscal 2018.
The increase in R&D expense in absolute dollars was driven by higher employee related expenses and other development activities.
Sales, General and Administrative
Sales, general and administrative expenses increased $0.1 million, or 0.3%, from $43.1 million in fiscal 2018 to $43.2 million in fiscal 2019. As a percentage of revenues, sales, general and administrative expenses decreased from 4.2% in fiscal 2018 to 3.7% in fiscal 2019.

Fiscal 2019 expenses were consistent with fiscal 2018 primarily due to higher employee related costs and web store operating costs offset, in part by lower professional fees, marketing expense and stock based compensation.
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
Provision for Income Taxes
Our provision for income taxes decreased 50% from $117.9 million for fiscal 2018 to $58.8 million for fiscal 2019. Our effective tax rate decreased to 15.4% in fiscal 2019 as compared to 37.5% for fiscal 2018. The lower effective tax rate in fiscal 2019 is primarily related to the one time repatriation tax recognized in fiscal 2018 due to Tax Reform.
Prior to the changes in Tax Reform the company had experienced an effective tax rate between 9.6% and 11.0% for during 2015 to 2017. Fiscal 2018 increased to 37.5% due to the estimated one-time transition taxes. For fiscal 2019 we recorded final true up to the one-transition tax liability and recognized additional taxes due to Internal Revenue Service issuing final rules in June 2019, TD 9866 (the "Final GILTI Regulations"). As a result of the Final GILTI Regulations, the Company will have and continue to have a higher portion of its foreign subsidiaries profits being included in U.S. taxable income. The combined impact of these changes resulted in the Company effective tax rate increasing to 15.4%.
Comparison of Year Ended June 30, 2018 and 2017
Pursuant to Regulation S-K item 303, a detailed review of our fiscal 2018 performance compared to our fiscal 2017 performance is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", filed with the SEC on August 24, 2018.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Credit Facilities and short and long term investments. We had cash and cash equivalents of $238.1 million and $666.7 million at June 30, 2019 and 2018.
During the first quarter of fiscal year 2019, the Company began investing cash in various fixed income available-for-sale securities. As of June 30, 2019, we held $103.3 million in total investments of which $1.9 million is recorded in cash and cash equivalents. Our securities investment portfolio consists of high quality, investment grade securities from diverse issuers.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$259,258	$332,047
Net cash (used in) investing activities	(157,567)	(9,115)
Net cash (used in) financing activities	(530,225)	(260,449)
Net (decrease) increase in cash and cash equivalents	$(428,534)	$62,483
Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2019 consisted primarily of net income of $322.7 million, partially offset by the changes in operating assets and liabilities that resulted in net cash outflow of $78.3 million. This net change was primarily driven by outflows arising from $163.7 million increase in inventory, partially offset by $27.7 million decrease in vendor deposits, a $16.3 million increase in taxes payable due to the timing of federal tax payments and a $29.3 million increase in accounts payable and accrued liabilities.
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
Cash Flows from Investing Activities
We used $157.6 million of cash in investing activities during fiscal 2019. Our investing activities consist of net purchases of available-for-sale securities of $100.9 million, $42.0 million of deposits on a long term asset, $9.7 million of capital expenditures and purchase of intangible assets, and a $5.0 million purchase of a private equity investment. Fiscal 2018 investing activities consisted of capital expenditures of $9.1 million.
Cash Flows from Financing Activities
We used $530.2 million of cash in financing activities during fiscal 2019. During fiscal 2019, we had financing cash outflow of $468.2 million related to the repurchase of our common stock, $71.4 million related to dividends paid on our common stock and $25.0 million repayment on our term loan under our credit facility. These outflows were partially offset with $35.0 million draws on our revolving facility.
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
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities and short and long term investments will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our contractual obligations as of June 30, 2019:

	Payments Due by Period
	Year 1	1-3 Years	3-5 years	Over 5 years	Total
	(In thousands)
Operating leases	$7,395	$8,148	$4,187	$7,116	$26,846
Debt payment obligations	31,250	93,750	372,500	—	497,500
Interest and other payments on debt payment obligations	21,503	37,859	8,964	—	68,326
Transition Tax	9,004	18,007	25,886	50,646	103,543
Other obligations	10,082	—	—	—	10,082
Total	$79,234	$157,764	$411,537	$57,762	$706,297
Operating Leases
The Company leases all of its locations throughout the world under non-cancelable operating leases that expire at various dates through 2026.
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

Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2019, we have recorded purchase obligation liability of $4.9 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2019. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $151.9 million to $161.4 million as of June 30, 2019, depending upon the timing of orders placed for these components by our manufacturers.
Transition Tax
The Company also had obligations of $103.5 million as of June 30, 2019, related to Transition Tax. These obligations are included within Income tax payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
We had other obligations of $10.1 million as of June 30, 2019, which consisted primarily of commitments related to research and development agreements.
As of June 30, 2019, the Company made $42.0 million deposit on a long-term asset, with an outstanding purchase commitment of $22.5 million.
Unrecognized Tax Benefits
As of June 30, 2019, we had $30.9 million and an additional $4.1 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Warranties and Indemnifications
Our products are generally accompanied by a twelve-month warranty, from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. The Company records an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2019 or 2018.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities as of June 30, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019 and 2018, we had no off-balance sheet arrangements other than those mentioned above.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
We had cash and cash equivalents of $238.1 million and $666.7 million as of June 30, 2019 and 2018. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2019, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $10.0 million over the next twelve months.
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
As of June 30, 2019, the Company held $103.3 million in total investments, which consists of various fixed income available-for-sale securities.
Foreign Currency Risk
The vast majority of our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $5.6 million.
Item 8. Financial Statements and Supplementary Data
The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Accounting and Finance Officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2019.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2019 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2019 fiscal year end) under the headings “Executive Compensation”, “CEO Pay Ratio”, “Proposal One Election of Directors—Directors’ Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2019 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2019 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2019 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)  1. Financial Statements
The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 47 of this Form 10-K.
2. Financial Statement Schedules
See Item 15(c) below.
3. Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended				X

3.2	Amended and Restated Bylaws of Ubiquiti Inc., as amended				X

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.7	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.8	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.9	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.1	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

10.11	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

10.12	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	10-Q	10.1	May 10, 2019

10.13	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
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

Ubiquiti Inc.

Dated:	August 21, 2019	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 21, 2019	By:	/s/ Kevin Radigan
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

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2019

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial and Accounting Officer)	August 21, 2019

/s/ Ronald A. Sege Ronald A. Sege	Director	August 21, 2019

/s/ Rafael Torres Rafael Torres	Director	August 21, 2019

/s/ Michael E. Hurlston Michael E. Hurlston	Director	August 21, 2019

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Ubiquiti Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of gross unrecognized tax benefits
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company records a liability for unrecognized tax benefits associated with uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions only if there is more than a 50% likelihood that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2019, the Company has recorded a liability for gross unrecognized tax benefits, excluding associated interest and penalties, of $30.9 million.
We identified the assessment of gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of tax law in the United States and certain foreign jurisdictions in which it operates. This evaluation included the determination of which tax positions have more than a 50% likelihood of being sustained upon examination.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s gross unrecognized tax benefit process to:
–evaluate the Company’s tax structure and interpret United States and foreign tax laws and their inter-relationship,
–identify tax law changes in jurisdictions that may impact the Company’s unrecognized tax benefits, and
–evaluate and estimate the gross unrecognized tax benefits associated with uncertain tax positions.
In addition, we involved tax professionals with specialized skills and knowledge, who assisted in performing the following procedures over certain jurisdictions:
–obtaining an understanding of the Company’s overall tax structure and assessing the Company’s compliance with tax laws,
–evaluating changes in the Company’s tax structure that occurred during the year as well as changes in tax law, and assessing the interpretation of those changes under the relevant jurisdiction’s tax law,
–examining and assessing transfer pricing studies for compliance with applicable regulations,
–inspecting correspondence, assessments, and settlements from taxing authorities to assess the Company’s determination of its tax positions having more than a 50% likelihood to be sustained upon examination, and
–performing an independent analysis of the Company’s uncertain tax positions and comparing our determination of its tax positions having more than a 50% likelihood to be sustained upon examination to the Company’s assessment.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
New York, New York
August 21, 2019

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$238,147	$666,681
Investments — short-term	69,866	—
Accounts receivable, net of allowance for doubtful accounts of $203 and $453 at June 30, 2019 and June 30, 2018 respectively	156,043	174,521
Inventories	264,281	102,220
Vendor deposits	11,608	39,029
Prepaid income taxes	23	—
Prepaid expenses and other current assets	13,843	18,901
Total current assets	753,811	1,001,352
Property and equipment, net	13,618	14,328
Deferred tax assets — long-term	2,910	3,106
Investments — long-term	31,585	—
Other long term assets	73,941	3,791
Total assets	$875,865	$1,022,577
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,722	$14,098
Income taxes payable	25,556	5,780
Debt — short-term	30,675	24,425
Other current liabilities	84,233	68,613
Total current liabilities	179,186	112,916
Income tax payable — long-term	124,262	127,719
Debt — long-term	464,700	460,352
Other long-term liabilities	8,440	5,842
Total liabilities	776,588	706,829
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
69,472,568 and 74,072,521 outstanding at June 30, 2019 and June 30, 2018, respectively	69	74
Additional paid–in capital	—	393
Accumulated other comprehensive income	393	—
Retained earnings	98,815	315,281
Total stockholders’ equity	99,277	315,748
Total liabilities and stockholders’ equity	$875,865	$1,022,577
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2019	2018	2017
Revenues	$1,161,733	$1,016,861	$865,268
Cost of revenues	624,129	573,289	469,560
Gross profit	537,604	443,572	395,708
Operating expenses:
Research and development	82,070	74,324	69,094
Sales, general and administrative	43,237	43,121	36,853
Litigation settlement	18,000	—	—
Total operating expenses	143,307	117,445	105,947
Income from operations	394,297	326,127	289,761
Interest expense and other, net	(12,808)	(11,985)	(4,737)
Income before income taxes	381,489	314,142	285,024
Provision for income taxes	58,795	117,852	27,518
Net Income	$322,694	$196,290	$257,506
Net income per share of common stock:
Basic	$4.52	$2.54	$3.16
Diluted	$4.51	$2.51	$3.09
Weighted average shares used in computing net income per share of common stock:
Basic	71,435	77,179	81,478
Diluted	71,602	78,331	83,252

Other comprehensive income:
Unrealized gains on available-for-sale securities	393	—	—
Other Comprehensive income	393	—	—
Comprehensive income	323,087	196,290	257,506
See notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balances at June 30, 2016	81,667,129	$82	$—	$440,294	$—	$440,376
Net Income	—	—	—	257,506	—	257,506
Stock options exercised	502,350	—	1,436	—	—	1,436
Restricted stock units issued, net of tax withholdings	88,897	—	(1,594)	—	—	(1,594)
Repurchase of Common Stock	(1,982,411)	(2)	(2,102)	(96,641)	—	(98,745)
Stock-based compensation expense	—	—	2,785	—	—	2,785
Balances at June 30, 2017	80,275,965	$80	$525	$601,159	$—	$601,764
Net Income	—	—	—	196,290	—	196,290
Stock options exercised	1,484,110	2	1,537	—	—	1,539
Payroll taxes settled on Option Exercises	(582,497)	(1)	—	(40,623)	—	(40,624)
Restricted stock units issued, net of tax withholdings	57,255	—	(1,415)	—	—	(1,415)
Repurchase of Common Stock	(7,162,312)	(7)	(3,462)	(441,545)	—	(445,014)
Stock-based compensation expense	—	—	3,208	—	—	3,208
Balances at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	322,694	—	322,694
Other comprehensive income (loss)	—	—	—	—	393	393
Stock options exercised	92,644	—	831	—	—	831
Restricted stock units issued, net of tax withholdings	41,256	—	(1,473)	—	—	(1,473)
Repurchase of Common Stock	(4,733,853)	(5)	(2,641)	(467,802)	—	(470,448)
Stock-based compensation expense	—	—	2,890	—	—	2,890
Dividends Paid on Common Stock ($1 per share)	—	—	—	(71,358)	—	(71,358)
Balance at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$322,694	$196,290	$257,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,556	7,310	7,103
Amortization of debt issuance costs	1,114	751	256
Premium amortization and (discount accretion), net	(696)	—	—
Write off unamortized debt issuance costs	—	489	—
Provision for inventory obsolescence	1,637	2,336	2,479
Provisions/(recovery) for loss on vendor deposits	2,911	14,891	(1,096)
Stock-based compensation	2,890	3,208	2,785
Deferred taxes	196	2,027	(938)
Other, net	(725)	(849)	1,081
Changes in operating assets and liabilities:
Accounts receivable	18,728	(33,973)	(58,164)
Inventories	(163,659)	35,974	(86,988)
Vendor deposits	27,705	4,798	(22,730)
Prepaid income taxes	(23)	2,419	(2,120)
Prepaid expenses and other assets	(15,812)	(9,404)	(3,061)
Accounts payable	24,329	(34,596)	(2,554)
Income taxes payable	16,318	103,769	5,041
Deferred revenues	9,079	4,941	3,649
Accrued and other liabilities	5,016	31,666	9,787
Net cash provided by operating activities	259,258	332,047	112,036
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(9,684)	(9,115)	(7,232)
Private equity investment	(5,000)	—	—
Deposits on long-term asset	(42,000)	—	—
Purchase of investments	(220,076)	—	—
Proceeds from sale of investments	80,889	—	—
Proceeds from maturity of investments	38,304	—	—
Net cash (used in) investing activities	(157,567)	(9,115)	(7,232)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Term	—	500,000	—
Proceeds from borrowing under the credit facility- Revolver	35,000	218,500	99,000
Repayment against credit facility- Revolver	—	(399,500)	(34,000)
Repayment against credit facility - Term	(25,000)	(88,750)	(11,250)
Debt Issuance Costs	—	(5,186)	—
Repurchases of common stock	(468,225)	(445,014)	(105,229)
Payment of common stock cash dividends	(71,358)	—	—
Proceeds from exercise of stock options	831	1,539	1,436
Tax withholdings related to net share settlements of stock options	—	(40,623)	—
Tax withholdings related to net share settlements of restricted stock units	(1,473)	(1,415)	(1,594)
Net cash (used in) provided by financing activities	(530,225)	(260,449)	(51,637)
Net (decrease) increase in cash and cash equivalents	(428,534)	62,483	53,167
Cash and cash equivalents at beginning of period	666,681	604,198	551,031
Cash and cash equivalents at end of period	$238,147	$666,681	$604,198
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$41,725	$9,605	$25,743
Interest paid	$23,348	$11,377	$5,194
Non-Cash Investing and Financing Activities:
Unpaid stock repurchases	$2,223	$—	$—
Unpaid property and equipment and other long-term assets	$440	$144	$458
Net unsettled investment purchases (sales, and maturities)	$(522)	$—	$—
See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2019, 2018 and 2017 as fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Basis of Presentation— The Company's consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principle ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
The Company has wholly owned subsidiaries in Canada, Cayman Islands, Hong Kong, China, Czech Republic, India, Latvia, Lithuania, Poland, Japan, Mexico, Brazil, Russia, Netherlands and Ukraine. The Company's Hong Kong subsidiary also operates a branch office in Taiwan.
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
Segments
Management has determined that it operates as one reportable and operating segment as the Company's Chief Executive Officer, who is the Company's chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a segment basis. Further information regarding Segments can be found in Note 14, to the consolidated financial statements.
Recognition of Revenues
Revenue consists of revenue from sales of hardware and the related essential software ("Products") as well as related implied PCS. We recognize revenue when obligations under the terms of a contract with our customers are satisfied, generally, upon transfer of control of promised goods or services to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We apply the following five-step revenue recognition model:
•Identification of the contract, or contracts with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy the performance obligation
Transfer of control to the customer for products generally occurs at the point in time when products have been picked up at our logistic centers by our distribution partners or in the case of web based sales when the customer has received the products as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is deferred and recognized ratably over time over the estimated period for which implied PCS services will be delivered.
PCS, is the right to receive on a when-and-if available basis, future unspecified software upgrades and features relating to the product's essential software as well as technical support and bug fixes.
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
Our contracts with majority of our distribution customers do not include provisions for cancellations, returns, inventory swaps, or refunds that materially impact recognized revenue. Internet or Web based sales include regulatory provisions which allow customers to return the goods, generally within 30 days. The Web based sales have not been material to the Company results and potential refund would not materially impact recognized revenue.
We record amounts billed to distributors for shipping and handling costs as revenues. We classify shipping and handling costs incurred by us as cost of revenue. Deposits payments received from distributors in advance of recognition of revenues are included in current liabilities of our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.
Transaction price and allocation to performance obligations
Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligation, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.
The expected costs associated with our base warranties continue to be recognized as an expense when the products are sold and is not considered a separate performance obligation.
Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS could also change.
Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities for PCS include reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2019 and 2018, the Company had deferred revenues of $21.7 million and $12.7 million, respectively, related to PCS obligations.
Cash and Cash Equivalents
The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of cash deposited in U.S. dollar denominated interest-bearing deposit accounts and money market funds.
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure by primarily placing its cash in interest-bearing deposit accounts and marketable securities with high credit quality financial institutions.
The Company derives its accounts receivable from revenues earned from customers located worldwide. The Company bases credit decisions primarily upon a customer’s past credit history. If upfront deposits or prepayments are not required, customers then may be granted standard credit terms, which range from net 30 to 120 days.
The Company subcontracts with third parties to manufacture most of our products. The Company relies on the ability of these contract manufacturers to produce the products sold to its distributors. A significant portion of the Company’s products are manufactured by a few contract manufacturers.
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
The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company's forecast of customer demand. Customer demand is dependent on various factors and requires the Company to use judgment in forecasting future demand for these products. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company's gross margin. If the Company ultimately sells inventory that has been previously written down, the Company's gross margins in future periods would be positively impacted.
The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and material costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in the future periods based on the Company's rate of inventory turnover.
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
The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2019	2018	2017
Beginning balance	$453	$440	$48
Charged to (released from) expenses	(250)	13	392
Bad debt write-offs	—	—	—
Ending balance	$203	$453	$440
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
Long Lived Assets
In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2019, 2018 and 2017.
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
Intangible Assets
The Company’s intangible assets consist primarily of legal costs associated with application for and registration of the Company’s trademarks and are included in other long term assets. The Company amortizes all definite-lived intangible assets that are subject to amortization over the estimated useful life based on economic benefit, which is generally 5 years. All patent filing and defense costs are expensed as incurred, however, to date these costs have not been significant.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.
Income Taxes
The Company accounts for income taxes in accordance with accounting guidance (ASC 740) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects to realize. The assessment of whether or not a valuation allowance is required often requires significant judgment including current operating results, the forecast of future taxable income and ongoing prudent and feasible tax planning initiatives. In addition, the Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. We reflect changes in recognition or measurement in the period in which our change in judgment occurs. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
Stock-based Compensation
The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2019, fiscal 2018, or fiscal 2017. Restricted stock units are valued based on the fair value of the Company's common stock on the date of grant. Since the Company's initial public offering on October 14, 2011, the fair value of our common stock is determined using the closing market price of the Company's common stock as of the date of grant.
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
Recent Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an optional transition method that allows for the application of current legacy guidance, including its disclosure requirements, in the comparative periods presented in the year of adoption. Otherwise, Topic 842 must be adopted by a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The Company plans to use the optional transition method when adopting the new standard. The amendments have the same effective date and transition requirements as the new lease standard. We will adopt this standard on July 1, 2019, the beginning of our fiscal year 2020. As the Company is finalizing the adoption process of the new standard, including identifying, evaluating and quantifying the impact on its consolidated financial statements, we currently anticipate the adoption of these ASUs will result in an increase in the assets and liabilities of our consolidated balance sheets related to our operating leases disclosed in Note 9 of Notes to Consolidated Financial Statements, in the range of $15 million to $25 million. However, we do not believe the adoption will have a material effect on our results of operations or statement of cash flow.
NOTE 3—REVENUES
On July 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of the date of adoption using the modified retrospective method. As a result of our adoption of this standard, there was no adjustment recorded to the opening balance of retained earnings as there was no cumulative effect of adoption of the new revenue standard. As we elected the modified retrospective method of adoption, comparative information from prior periods has not been restated and continues to be reported under the ASC 605, “Revenue Recognition”. Accordingly, the adoption of the new revenue standard did not have a material impact to our results of operations and comprehensive income or financial position, equity or cash flows as of the adoption date or for the fiscal year end June 30, 2019.
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

Transaction price and allocation to performance obligations
Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligation, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.
The expected costs associated with our base warranties continue to be recognized as an expense when the products are sold and is not considered a separate performance obligation.
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our products and PCS to our customers. Transfer of control to the customer for products generally occurs at the point in time when products have been picked up buy our distribution partners at our distributions centers or in the case of web based sales when third party carriers have delivered the products to our customers as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is deferred and recognized ratably over time over the estimated period for which implied PCS services will be delivered.
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
As of June 30, 2019, the Company’s customer deposits were $3.0 million. As of June 30, 2019, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $15.3 million and $6.5 million, respectively.
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

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables summarize the Company's financial instruments' adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2019 (in thousands):

	June 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$1,328	$—	$—	$1,328	$1,328	$—	$—
Subtotal	$1,328	$—	$—	$1,328	$1,328	$—	$—

Level 2				0
Commercial paper	$1,123	$—	$—	$1,123	$524	$599	$—
Corporate securities	83,568	372	(2)	83,938	—	57,377	26,561
U.S agency securities	4,702	4	—	4,706	—	3,712	994
US Government Bonds	12,189	20	(1)	12,208	—	8,178	4,030
Subtotal	$101,582	$396	$(3)	$101,975	$524	$69,866	$31,585

Total	$102,910	$396	$(3)	$103,303	$1,852	$69,866	$31,585
(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.
During fiscal year end June 30, 2019, the Company reclassified realized net gain of $30.5 thousand to earnings from accumulated other comprehensive income.
During fiscal year end June 30, 2019, we had $2.7 million of interest income on our investment securities.
The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of June 30, 2019 (in thousands):

	June 30, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$8,072	$—	$8,072
Unrealized Loss	$(3)	$—	$(3)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during fiscal year end June 30, 2019.
The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of June 30, 2019 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	71,507	71,718
Due after 1 year through 5 years	31,403	31,585
Total	$102,910	$103,303
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of June 30, 2019 and June 30, 2018, the Company had debt associated with its Second Amended & Restated Credit Agreement (See Note 8), which is carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of June 30, 2019 and June 30, 2018, the fair value of the Company's debt carried at historical cost was $497.5 and $487.5 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2019	2018	2017
Numerator:
Net Income	$322,694	$196,290	$257,506
Denominator:
Weighted-average shares used in computing basic net income per share	71,435	77,179	81,478
Add—dilutive potential common shares:
Stock options	87	1,074	1,670
Restricted stock units	80	78	104
Weighted-average shares used in computing diluted net income per share	71,602	78,331	83,252
Net income per share of common stock:
Basic	$4.52	$2.54	$3.16
Diluted	$4.51	$2.51	$3.09
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2019	2018	2017
Restricted stock units	—	2	18

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	June 30,
	2019	2018
Finished goods	$260,895	$96,747
Raw materials	3,386	5,473
Total	$264,281	$102,220
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,
	2019	2018
Testing equipment	$10,258	$8,577
Computer and other equipment	7,264	6,265
Tooling equipment	10,624	9,594
Furniture and fixtures	2,083	1,890
Leasehold improvements	11,712	10,106
Software	6,870	6,032
Property and Equipment, Gross	48,811	42,464
Less: Accumulated depreciation	(35,193)	(28,136)
Property and Equipment, net	$13,618	$14,328
The Company recorded depreciation expense of $7.5 million, $7.2 million and $6.8 million in fiscal 2019, 2018 and 2017, respectively.
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,
	2019	2018
Intangible assets, net (1)	$3,257	$460
Private equity investment (2)	5,000	—
Hong Kong tax deposit (3)	19,960	—
Deposit on long term asset (4)	42,000	—
Other long-term assets	3,724	3,331
Total	$73,941	$3,791
(1) - Accumulated amortization was $1.6 million and $1.3 million as of June 30, 2019 and June 30, 2018, respectively.
(2) - During the second quarter of fiscal 2019, the Company entered into a $5.0 million strategic cost method investment where the Company acquired preferred stock. As of June 30, 2019, the shares are recorded at cost in Other Long-Term Assets on our Consolidated Balance Sheet. We elected to use the measurement alternative, defined as cost, less impairments, as adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments resulting from impairments and/or observable price changes are to be recorded as other income (expense) on a prospective basis. The carrying amount of our equity investments and any related gain or loss may fluctuate in the future as a result of the re-measurement of such equity investments upon the occurrence of observable price changes and/or impairments.
(3) The Company made a total of $20.0 million of deposits with the Hong Kong Inland Revenue Department in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2012 tax years. Of that amount, $13.4 million was made during fiscal year 2019 and $6.6 million made during fiscal year 2018. The deposits of $6.6 million were included within Prepaid expense and other current assets as of June 30, 2018 and are included in Other long-term assets on our Consolidated Balance sheet as of June 30, 2019. We expect the $20 million of deposits made with IRD to be refunded upon completion of the audit. See Note 13, to the consolidated financial statements, for additional details regarding this ongoing tax audit.
(4) The Company made $42.0 million deposit for a purchase commitment on long-term asset.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30,
	2019	2018
Accrued expense	$14,203	$18,241
Accrued compensation and benefits	3,866	3,091
Warranty accrual	4,518	3,840
Deferred revenue — short term	15,338	8,509
Customer deposits	2,982	770
Reserve for sales returns	783	1,219
Other payables	42,543	32,943
Total	$84,233	$68,613
Other Long-Term Liabilities

	June 30,
	2019	2018
Deferred Revenue — long term	$6,525	$4,275
Other long-term liabilities	1,915	1,567
Total	$8,440	$5,842

NOTE 7—ACCRUED WARRANTY
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2019	2018
Beginning balance	$3,840	$3,601
Accruals for warranties issued during the period	7,707	6,403
Changes in liability for pre-existing warranties during the period	(35)	(692)
Settlements made during the period	(6,994)	(5,472)
Total	$4,518	$3,840

NOTE 8—DEBT
On January 17, 2018, the Company, Ubiquiti International Holding Company Limited (the "Cayman Borrower") and certain subsidiaries entered into an amended and restated credit agreement (the "Second Amended & Restated Credit Agreement") with Wells Fargo, other financial institutions named as lenders therein, and Wells Fargo as administrative agent for the lenders, that provides for a $400 million senior secured revolving credit facility (the "Revolving Facility") and a $500 million senior secured term loan facility (the "Term Facility", together with the Revolving Facility, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $300 million in the aggregate (any such increase to be in each lender's sole discretion). The maturity date of the Facilities is January 17, 2023.
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
On March 15, 2019, the Company, the Cayman Borrower and certain subsidiaries entered into the Second Amendment to the Second Amended & Restated Credit Agreement (the "Second Amendment"). The Second Amendment modified certain definitions and certain covenants relating to indebtedness and investments.
Our Debt consisted of the following (in thousands):

	June 30,
	2019	2018
Term Loan - short term	$31,250	$25,000
Debt issuance costs, net	(575)	(575)
Total Debt - short term	30,675	24,425
Term Loan - long term	431,250	462,500
Revolver - long term	35,000	—
Debt issuance costs, net	(1,550)	(2,148)
Total Debt - long term	$464,700	$460,352
The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Second Amended & Restated Credit Agreement, including to finance the repurchase of the Company's common stock or to pay dividends to the holders of the Company's common stock. Under the Second Amended & Restated Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until January 17, 2023, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 1.25% of the original principal amount of the term loan until December 31, 2019, thereafter increasing to 1.875% until December 31, 2020, and thereafter increasing to 2.50% of the original principal amount of the term loan. Revolving, swingline and term loans may be prepaid at any time without penalty.
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
The Second Amended & Restated Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) minimum liquidity of $250.0 million, which can be satisfied with unrestricted cash and cash equivalents and up to $50.0 million of availability under the Revolving Facility. In addition, the Second Amended & Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Second Amended & Restated Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Second Amended & Restated Credit Agreement. The obligations of Ubiquiti Inc. and certain domestic subsidiaries, if any, under the Second Amended & Restated Credit Agreement are required to be guaranteed by such domestic subsidiaries (the "Domestic Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Inc. and the Domestic Guarantors. The obligations of the Cayman Borrower and certain foreign subsidiaries under the Second Amended & Restated Credit Agreement are required to be guaranteed by certain domestic and material foreign subsidiaries (the "Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Inc. and the Guarantors.
Second Amended & Restated Credit Agreement
During the fourth quarter of fiscal 2019, the Company drew $35.0 million against the Revolving Facility. As of June 30, 2019, $462.5 million was outstanding on the Term Facility and $35.0 million on the Revolving Facility, leaving $365.0 million available on the Revolving Facility.
Under the Second Amended & Restated Credit Agreement, during the fiscal 2019, the Company made aggregate payments of $48.2 million against the balance under the Term Facility, of which $25.0 million was repayment of principal and $23.2 million was payment of interest. During fiscal 2019, the Company made no aggregate payments against the Revolving Facility, however, made $0.1 million payment of interest.
As of June 30, 2019, the interest rate on both the Facilities was 4.15%. As of July 31, 2019, the most currently available reset date, the Facilities have an interest rate of 3.98%.

Fiscal Year	2020	2021	2022	2023	2024	Thereafter	Total
Debt payment obligations	$31,250	$43,750	$50,000	$372,500	$—	$—	$497,500
Interest and other payments on debt payment obligations (1)	21,503	19,932	17,927	8,964	—	—	68,326
Total	$52,753	$63,682	$67,927	$381,464	$—	$—	$565,826
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2019.
NOTE 9—COMMITMENTS AND CONTINGENCIES
Operating Leases
Certain facilities and equipment are leased under non-cancelable operating leases. The Company generally pays taxes, insurance and maintenance costs on leased facilities and equipment. The Company leases its headquarters in New York, New York and other locations under non-cancelable operating leases that expire at various dates through 2026.
At June 30, 2019, future minimum annual payments under operating leases are as follows (in thousands):

Fiscal Year	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$7,395	$5,509	$2,639	$2,205	$1,982	$7,116	$26,846
Rent expense under operating leases was $7.8 million, $6.6 million and $6.7 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture product based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2019, we have recorded purchase obligation liability of $4.9 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2019. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $151.9 million to $161.4 million as of June 30, 2019, depending upon the timing of orders placed for these components by our manufacturers.
Other Obligations
We had other obligations of $10.1 million as of June 30, 2019, which consisted primarily of commitments related to research and development agreements.
As of June 30, 2019, the Company made $42.0 million deposit on a long term asset, with an outstanding purchase commitment balance of $22.5 million.
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
On March 11, 2019, Mr. Gericke filed a shareholder derivative complaint in the Court of Chancery for the State of Delaware against the Company’s directors and certain of its officers (the “Gericke Action”). The Company is named as a nominal defendant. The complaint asserts claims against all defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The allegations in support of these claims are similar to the allegations made in the Franchi Action. Plaintiff seeks a judgment on behalf of the Company for the damages sustained by the individual defendants’ alleged wrongdoing, an award to the Company of restitution from the individual defendants, an award to Plaintiff of the costs and disbursements of the action, including attorneys’ fees, and an order directing the Company to take action to reform and improve corporate governance and internal procedures. The Company’s response to the complaint is currently due by September 30, 2019.
NOTE 10—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases
The following table provides information with respect to the Company's Share Repurchase programs and the activity under the available share repurchase programs during fiscal year ended June 30, 2019 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs	Expiration date of Program
March 13, 2018	$200 million	1,172,277	$90.63	$106.2	August 8, 2018 through September 26, 2018	$—	6/30/2019
May 8, 2018	$200 million	2,221,749	$90.02	$200.0	September 26, 2018 through December 24, 2018	$—	6/30/2019
November 6, 2018	$200 million	1,339,827	$122.56	$164.2	December 24, 2018 through June 28, 2019	$35.8	12/31/2019
The following table summarizes total activity related to our stock repurchase programs for the fiscal year end as indicated (in millions, except average price per share):

	June 30,
	2019	2018	2017
Number of shares repurchased and retired	4.7	7.2	2.0
Average price per share	$99.38	$62.13	$49.81
Aggregate purchase price	$470.4	$445.0	$98.7
Remaining authorization at the end of the period	$35.8	$306.2	$1.3

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income pursuant to GAAP. As of June 30, 2019, the Company's accumulated other comprehensive income includes $0.4 million of net unrealized gains from our available-for-sale securities.
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
The 2010 Plan is administered by the Company's Board of Directors or a committee of the Company’s Board of Directors. Subject to the terms and conditions of the 2010 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2010 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2010 Plan. Options and RSUs generally vest over a four-year period from the date of grant and generally expire five to ten years from the date of grant. The terms of the 2010 Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.

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
As of June 30, 2019, the Company had 10,577,855 authorized shares available for future issuance under all of its stock incentive plans.
Stock-based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2019, 2018 and 2017 (in thousands):

	Years Ended June 30,
	2019	2018	2017
Cost of revenues	$347	$360	$264
Research and development	2,045	1,873	1,861
Sales, general and administrative	498	975	660
	$2,890	$3,208	$2,785
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2019, 2018 and 2017:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2016	2,125,307	$2.03	2.65	$77,850
Exercised	(502,350)	$2.86
Forfeitures and cancellations	(1,356)	$11.72
Balance, June 30, 2017	1,621,601	$1.76	1.55	$81,413
Exercised	(1,484,110)	$1.08
Balance, June 30, 2018	137,491	$9.15	3.62	$10,390
Exercised	(92,644)	$8.99
Balance, June 30, 2019	44,847	$9.50	2.78	$5,472
Vested as of June 30, 2019	44,847	$9.50	2.78	$5,472
Vested and exercisable as of June 30, 2019	44,847	$9.50	2.78	$5,472
Additional information regarding options outstanding as of June 30, 2019 is as follows:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.01 - $8.30	10,678	1.40	$3.28
$8.31 - $11.74	27,160	3.28	$10.61
$11.75 - $14.99	3,588	3.52	$12.44
$15.00 - $19.98	2,921	2.38	$16.49
$19.99 - $19.99	500	2.42	$19.99
	44,847
During fiscal 2019, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $10.8 million, $102.0 million, and $24.8 million, respectively, as determined as of the date of option exercise.

As of June 30, 2019, the Company had no unrecognized compensation cost related to stock options.
The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The Company did not grant any stock options during fiscal 2019, fiscal 2018, or fiscal 2017.
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
Cash received from stock option exercises during fiscal 2019, 2018 and 2017 was $0.8 million, $1.5 million and $1.4 million, respectively.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2016	271,971	$28.72
RSUs granted	72,023	$55.33
RSUs vested	(120,649)	$25.29
RSUs forfeited	(42,972)	$33.45
Non-vested RSUs, June 30, 2017	180,373	$40.51
RSUs granted	69,188	$64.66
RSUs vested	(78,358)	$38.09
RSUs forfeited	(27,103)	$41.45
Non-vested RSUs, June 30, 2018	144,100	$53.24
RSUs granted	49,965	$92.77
RSUs vested	(53,443)	$43.67
RSUs forfeited	(27,836)	$61.55
Non-vested RSUs, June 30, 2019	112,786	$73.24
The intrinsic value of RSUs vested in fiscal 2019, 2018 and 2017 was $6.0 million, $5.4 million and $6.2 million, respectively. The total intrinsic value of all outstanding RSUs was $14.8 million as of June 30, 2019.
As of June 30, 2019, there was unrecognized compensation costs related to RSUs of $5.7 million which the Company expects to recognize over a weighted average period of 3.4 years.
NOTE 13—INCOME TAXES
The components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2019	2018	2017
Domestic	$115,096	$85,414	$81,957
Foreign	266,393	228,728	203,067
	$381,489	$314,142	$285,024

The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2019	2018	2017
Current
Federal	$52,083	$107,167	$25,533
State	2,654	5,560	360
Foreign	3,796	3,098	2,563
Current tax expense	58,533	115,825	28,456
Deferred
Federal	(362)	2,059	(858)
State	624	(32)	(80)
Deferred tax expense	262	2,027	(938)
Provision for income taxes	$58,795	$117,852	$27,518
The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows:

	Years Ended June 30,
	2019	2018	2017
Statutory rate	21.0%	28.1%	35.0%
Effect of Foreign Operations	(7.7)	(19.0)	(23.3)
State Tax Expense	0.9	0.5	0.3
Federal research and development credits	(0.2)	(0.4)	(0.4)
Stock-based compensation	(0.2)	(8.4)	(2.5)
Other permanent items	1.0	0.1	0.6
Change in U.S. Federal Statutory Tax Rate	—	0.4	—
Transition tax	0.6	36.2	—
Effective tax rate	15.4%	37.5%	9.7%
The Company’s effective tax rate decreased 22.1% to 15.4% in fiscal 2019 from 37.5% in fiscal 2018. Our effective tax rate and resulting provision for income taxes for the year ended June 30, 2019 reflects the full current year impact of the 2017 Tax Act, which resulted in a reduction in the U.S. statutory rate to 21% which is partially offset by a reduced tax benefit from foreign operations. In addition, in fiscal year 2018 we realized $29.1 million compared to $1.4 million in fiscal 2019 related to excess tax benefits from stock-based compensation which are reflected as a reduction of our income tax expense.
On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In fiscal year 2018 we recorded provisional amounts for certain enactment-date effects of the 2017 Tax Act by applying the guidance in Staff Accounting Bulletin No. 118 ("SAB 118"), because we had not yet completed our enactment-date accounting for these effects.
As a result during fiscal 2018, the Company recorded tax expense related to the enactment-date effects of the 2017 Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed of $114.3 million, and $2.3 million related to the adjustment of deferred tax assets and liabilities to reflect the new corporate tax rate resulting in a total tax expense related to the 2017 Tax Act in fiscal 2018 of $116.6 million.
As of June 30, 2018, we had not completed our accounting for all of the enactment-date income tax effects of the 2017 Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and determination of a policy election related to recording deferred income taxes related to global intangible low-taxed income ("GILTI"). However as of December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the 2017 Tax Act. During the second quarter of fiscal year 2019, we recognized an additional expense of $2.8 million to the provisional transition tax liability amount recorded at June 30, 2018 and included this adjustment as a component of income tax expense from continuing operations in fiscal 2019. There were no additional adjustments to deferred income taxes and the Company has made a policy election to treat GILTI as a period cost.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2019 are as follows (in thousands):

	June 30,
	2019	2018
	(In thousands)
Deferred tax assets
Reserves and Allowances	$1,217	$819
Stock-based compensation	287	330
Accrued expenses	452	141
State tax	1,305	1,392
Other	915	751
Total deferred tax assets	4,176	3,433
Deferred tax liabilities
Basis difference for fixed assets	(301)	(327)
Other Liabilities	(965)	—
Total deferred tax liabilities	(1,266)	(327)
Valuation allowance	—	—
Net deferred tax assets	$2,910	$3,106
A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2019, 2018 and 2017 consists of the following (in thousands):

	Years Ended June 30,
	2019	2018	2017
Unrecognized benefit—beginning of year	$29,144	$27,438	$22,851
Gross increases—current year tax positions	3,852	4,762	5,184
Gross decreases—prior year tax positions due to statute lapse	(2,146)	(3,056)	(597)
Unrecognized benefit—end of year	$30,850	$29,144	$27,438

As of June 30, 2019, the Company had approximately $30.9 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2019, the Company had $4.1 million accrued interest related to uncertain tax matters. The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department. All material consolidated federal income tax matters have been concluded for years through 2014. All material state and local income tax matters have been concluded through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009. The Company believes that within the next twelve months, it is reasonably possible that a decrease of up to $3.7 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapse.
In July 2018, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) proposing an adjustment to income for the fiscal 2015 and 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. The incremental tax liability associated with the income adjustment proposed in the draft NOPA would be approximately $50 million, excluding interest and penalties. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the provisions of the credit facility and applicable tax laws. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. As the Company believes that the tax originally paid in fiscal 2015 and 2016 is correct, it has not provided an additional reserve for this tax uncertainty. However, there is still a possibility that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
The Company is currently under audit by the Hong Kong Inland Revenue Department ("IRD") which covers the fiscal 2010 through 2016 tax years. As of June 30, 2019, the Company made deposits of approximately $20.0 million, of which $13.4 million was made during fiscal 2019 and $6.6 million was made in fiscal 2018 with the tax authorities in connection with our agreement to extend the statute for the 2010-2012 tax years. These deposits are included within Other long-term assets on our Consolidated Balance Sheet. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $20 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued a decision related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement, holding that the Treasury Regulations under which the compensation was mandatory included as costs were invalid. On June 27, 2016, the Internal Revenue Service (IRS) appealed the court's decision to the Ninth Circuit Court of Appeals. On July 24, 2018 the Ninth Circuit Court of Appeals overturned the U.S. Tax Court's decision reversing in favor of the IRS, and holding that the Regulations were valid. On August 8, 2018, the Ninth Circuit Court of Appeals withdrew this decision, and assigned a new panel to consider the appeal. On June 7, 2019 the Ninth Circuit released their decision on the appeal. This case focused on the validity of amendments made to the cost sharing regulations in August of 2003 (2003 CSA SBC Regulations) which explicitly required the inclusion of SBC costs in intangible development cost (IDC) pools for CSAs. While this recent opinion has some differences, the basis and nature of the 2019 opinion has much in common with the withdrawn 2018 opinion. We will continue to monitor ongoing developments and potential impacts of this case on our consolidated financial statements, and intercompany arrangements.
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
Revenue
Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2019		2018		2017
Service Provider Technology	$428,490	37%	$446,600	44%	$455,598	53%
Enterprise Technology	733,243	63%	570,261	56%	409,670	47%
Total revenues	$1,161,733	100%	$1,016,861	100%	$865,268	100%
Revenues by geography based on customer's ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2019		2018		2017
North America (1)	$497,218	43%	$410,378	40%	$331,435	38%
South America	78,723	7%	92,251	9%	105,511	12%
Europe, the Middle East and Africa ("EMEA")	477,332	41%	411,388	41%	334,473	39%
Asia Pacific	108,460	9%	102,844	10%	93,849	11%
Total revenues	$1,161,733	100%	$1,016,861	100%	$865,268	100%
 (1) Revenue for the United States was $469.8 million, $390.6 million and $315.0 million for fiscal 2019, 2018 and 2017, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2019	2018	2017	2019	2018
Customer A	10%	11%	*	13%	12%
Customer B	11%	*	11%	20%	15%
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

Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $1.7 million, $1.6 million and $2.1 million in expenses pursuant to the Aircraft Lease Agreement during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company's sales, general and administrative expenses in the Consolidated Statements of Operations.
NOTE 16 - SUBSEQUENT EVENTS
Stock Repurchases
On August 6, 2019, the Company's Board of Directors approved a new $500 million stock repurchase program (the "August Program"). Under the August Program, the Company is authorized to repurchase up to $500 million of common stock, in addition to the remaining balance under the November Repurchase Program, announced on November 9, 2018. The August Program expires on December 31, 2020.
Subsequent to June 30, 2019, the Company repurchased and retired 841,200 shares of common stock at an average price of $115.62 for an aggregate amount of $97.3 million. As of August 12, 2019, the Company had no remaining balance available for share repurchase under the November Program. As of August 19, 2019, the Company had $438.5 million available for share repurchase under the August Repurchase Program.
Dividends
On August 8, 2019, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.30 per share payable on August 26, 2019 to shareholders of record at the close of business on August 19, 2019. The Company intends to pay regular quarter cash dividends of at least $0.30 per share for the remainder of fiscal year 2020. Any future dividends will be subject to the approval of the Company's Board of Directors.
Change of Name and Transfer to New York Stock Exchange
On the close of business on Monday, August 19, 2019, the Company changed its name from Ubiquiti Networks Inc. to Ubiquiti Inc. In addition, Ubiquiti Inc.'s common stock ceased being registered on the NASDAQ Global Select Market, under its previous trading symbol "UBNT", and began trading on Tuesday, August 20, 2019 on the New York Stock Exchange, under the new trading symbol "UI". The new CUSIP for the Common Stock is 90353W 103.
NOTE 17—SUPPLEMENTARY DATA (UNAUDITED)
The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2019 and 2018. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2019
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$282,905	$307,276	$284,911	$286,641
Gross profit	131,606	140,231	132,830	132,937
Income from operations	99,618	91,657	102,137	100,885
Net income	85,703	77,796	88,300	70,895
Net income per share of common stock:
Basic	$1.16	$1.09	$1.25	$1.01
Diluted	$1.16	$1.09	$1.25	$1.01

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$245,868	$250,811	$250,404	$269,778
Gross profit	111,656	96,900	114,476	120,540
Income from operations	87,063	66,080	84,870	88,114
Net income (loss)	74,925	(51,459)	102,739	70,085
Net income (loss) per share of common stock:
Basic	$0.93	$(0.66)	$1.34	$0.95
Diluted	$0.92	$(0.66)	$1.32	$0.94

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended				X

3.2	Amended and Restated Bylaws of Ubiquiti Inc., as amended				X

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.7	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.8	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.9	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.10	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

10.11	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

10.12	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	10-Q	10.1	May 10, 2019

10.13	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.