Form 10-Q
period 2019-09-30
Ubiquiti Inc.
filed 2019-11-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 6, 2019, 64851960 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$119,741	$238,147
Investments — short-term	32,405	69,866
Accounts receivable, net of allowance for doubtful accounts of $666 and $203 at September 30, 2019 and June 30, 2019, respectively	174,256	156,043
Inventories	244,112	264,281
Vendor deposits	7,820	11,608
Prepaid income taxes	37	23
Prepaid expenses and other current assets	22,411	13,843
Total current assets	600,782	753,811
Property and equipment, net	14,667	13,618
Operating lease right-of-use assets	22,593	—
Deferred tax assets — long-term	2,986	2,910
Investments — long-term	19,548	31,585
Other long-term assets	89,992	73,941
Total assets	$750,568	$875,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,238	$38,722
Income taxes payable	25,837	25,556
Debt — short-term	24,067	30,675
Other current liabilities	113,115	84,233
Total current liabilities	227,257	179,186
Income taxes payable — long-term	116,749	124,262
Operating lease liabilities —long-term	16,547	—
Debt — long-term	621,464	464,700
Other long-term liabilities	7,978	8,440
Total liabilities	989,995	776,588
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
65,847,455 and 69,472,568 outstanding as of September 30, 2019 and June 30, 2019, respectively	66	69
Additional paid–in capital	—	—
Accumulated other comprehensive income	240	393
Retained (deficit) earnings	(239,733)	98,815
Total stockholders’ equity (deficit)	(239,427)	99,277
Total liabilities and stockholders’ equity	$750,568	$875,865
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenues	$323,277	$282,905
Cost of revenues	171,886	151,299
Gross profit	151,391	131,606
Operating expenses:
Research and development	20,252	18,222
Sales, general and administrative	10,450	13,766
Total operating expenses	30,702	31,988
Income from operations	120,689	99,618
Interest expense and other, net	(4,653)	(2,527)
Income before income taxes	116,036	97,091
Provisions for income taxes	17,890	11,388
Net income	$98,146	$85,703
Net income per share of common stock:
Basic	$1.44	$1.16
Diluted	$1.43	$1.16
Weighted average shares used in computing net income per share of common stock:
Basic	68,390	73,774
Diluted	68,484	73,963

Other comprehensive income:
Unrealized (losses) on available-for-sale securities	$(153)	$(146)
Other comprehensive (loss)	(153)	(146)
Comprehensive income	$97,993	$85,557
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	98,146	—	98,146
Other comprehensive income (loss)	—	—	—	—	(153)	(153)
Stock options exercised	678	—	3	—	—	3
Restricted stock units issued, net of tax withholdings	9,743	—	(501)	—	—	(501)
Repurchases of Common Stock	(3,635,534)	(3)	(191)	(416,025)	—	(416,219)
Stock-based compensation expense	—	—	689	—	—	689
Dividends Paid on Common Stock ($0.30 per share)	—	—	—	(20,669)	—	(20,669)
Balances at September 30, 2019	65,847,455	$66	$—	$(239,733)	$240	$(239,427)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	85,703	—	85,703
Other comprehensive income (loss)	—	—	—	—	(146)	(146)
Stock options exercised	17,378	—	194	—	—	194
Restricted stock units issued, net of tax withholdings	6,151	—	(365)	—	—	(365)
Repurchases of Common Stock	(1,238,163)	(1)	(997)	(111,766)	—	(112,764)
Stock-based compensation expense	—	—	775	—	—	775
Dividends Paid on Common Stock ($0.25 per share)	—	$—	$—	$(18,506)	$—	$(18,506)
Balances at September 30, 2018	72,857,887	$73	$—	$270,712	$(146)	$270,639

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$98,146	$85,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,849	1,794
Amortization of debt issuance costs	304	281
Non-cash lease expense	732	—
Premium amortization and (discount accretion), net	(65)	(127)
Write off unamortized debt issuance costs	105	—
Provision for inventory obsolescence	697	252
Provision/(recovery) for loss on vendor deposits	1,112	(855)
Provisions for doubtful accounts	463	(60)
Stock-based compensation	689	775
Deferred Taxes	(76)	—
Other, net	109	39
Changes in operating assets and liabilities:
Accounts receivable	(18,676)	9,287
Inventories	19,616	(37,948)
Vendor deposits	3,803	6,838
Prepaid income taxes	(14)	—
Prepaid expenses and other assets	(8,035)	2,393
Accounts payable	25,955	29,086
Income taxes payable	(7,232)	9,605
Deferred revenues	925	3,306
Accrued and other liabilities	(757)	(16,428)
Net cash provided by operating activities	119,650	93,941
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(3,333)	(4,035)
Deposits on aircraft	(15,000)	—
Purchase of investments	(18,361)	(147,934)
Proceeds from sale of investments	59,715	3,850
Proceeds from maturities of investments	8,577	—
Net cash provided by (used in) investing activities	31,598	(148,119)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	37,500	—
Proceeds from borrowing under the credit facility- Revolver	120,000	—
Repayment against credit facility- Term	(6,250)	(6,250)
Debt Issuance Costs	(3,138)	—
Repurchases of common stock	(396,599)	(106,764)
Payment of common stock cash dividends	(20,669)	(18,506)
Proceeds from exercise of stock options	3	194
Tax withholdings related to net share settlements of restricted stock units	(501)	(365)
Net cash (used in) financing activities	(269,654)	(131,691)
Net (decrease) in cash and cash equivalents	(118,406)	(185,869)
Cash and cash equivalents at beginning of period	238,147	666,681
Cash and cash equivalents at end of period	$119,741	$480,812
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$25,244	$1,929
Interest paid	$4,768	$8,204
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$1,093	$—
Unpaid stock repurchases	$21,844	$6,000
Unpaid property and equipment and other long-term assets	$—	$30
Net unsettled investment purchases (sales and maturities)	$521	$646
See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2020 is referred to as “fiscal 2020” and the fiscal year ended June 30, 2019 is referred to as “fiscal 2019”.
Basis of Presentation— The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2019 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2019, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2019 (the “Annual Report”). The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2019, included in the Annual Report on Form 10-K. Except as noted below, there have been no other changes to the Company’s significant accounting policies as discussed in the Annual Report.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Those estimated assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts and sales return reserves; inventory valuation and vendor deposits; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; determinations of fair value for stock-based awards; estimate of incremental borrowing rate for determining the present value of future lease payments; and valuation of warranty accruals. We evaluate our estimates and assumptions based on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Leases
At contract inception, the Company determines if an arrangement is a lease, or contains a lease, of an identified asset for which the Company has the right to obtain substantially all of the economic benefits from its use and the right to direct its use. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The implicit discount rate in the Company’s leases generally cannot readily be determined and therefore, the Company uses its incremental borrowing rate based on information available at lease commencement date in determining the present value of future payments. ROU assets are determined based upon the calculated lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received and cumulative deferred or prepaid lease payments. The Company has options to renew or terminate certain leases. These options are included in the determination of lease term when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components in determining ROU assets or lease liabilities for operating leases. Additionally, the Company does not recognize ROU assets or lease liabilities for leases with original terms or renewals of one year or less. Lease expense for our operating leases is recognized on a straight-line basis over the term of the lease.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases ("ASU 2016-02") and in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") (collectively referred to as "ASC 842"). This guidance requires the recognition of ROU assets and lease liabilities, arising from financing and operating leases, on the consolidated balance sheet, along with additional qualitative and quantitative disclosures. Companies are required to adopt this guidance using a modified retrospective approach and apply the transition provisions under the guidance at either 1) the later of the beginning of the earliest comparative period presented in the financial statements and the commencement date of the lease, or 2) the beginning of the period of adoption (i.e. on the effective date). Under the transition method using the second application date, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company adopted the guidance on July 1, 2019, beginning of our fiscal year 2020, using the modified retrospective transition method and initially applied the transition provisions at July 1, 2019, which allowed us to continue to apply the legacy guidance in ASC 840 for periods prior to fiscal 2019. We elected the package of transition practical expedients, which among other things, allows us to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. We also made the following accounting policy elections as allowed by ASC 842:
•to apply the short-term lease exception, which allows us to keep leases with an initial term of twelve months or less off the balance sheet.
•to account for each separate lease component of a contract and its associated non-lease components as a single-lease component for all our leases.
As a result of the adoption of this standard, there was no adjustment to the opening balance of retained earnings as there was no cumulative effect adjustment at the date of adoption. Accordingly, the primary impact of adopting ASC 842 was the recognition of ROU assets and lease liabilities for operating leases of approximately $23.3 million and $24.0 million, respectively for all existing leases which had remaining obligations as of July 1, 2019. This included reclassifying deferred rent of $0.7 million from other current liabilities to a component of the ROU asset. ASC 842 did not have a material impact on our results of operations and comprehensive income and statement of cash flow.
NOTE 3—REVENUES
Revenue is primarily generated from the sale of hardware as well as the related implied post contract services ("PCS").
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
Disaggregation of Revenue
See Note 15 of Notes to Consolidated Financial Statements “Segment Information” for disaggregation of revenue by product category and geography.
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
As of September 30, 2019 and June 30, 2019, the Company’s customer deposits were $2.9 million and $3.0 million, respectively.
As of September 30, 2019, the Company’s deferred revenue, included in current liabilities and non-current liabilities, was $16.5 million and $6.3 million, respectively.
As of June 30, 2019, the Company's deferred revenue, included in current liabilities and non-current liabilities, was $15.3 million and $6.5 million. respectively.
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
Our fixed income available-for-sale securities consist of high-quality investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities incorporate bond terms and conditions, current performance data, proprietary pricing models, real time quotes from contributing dealers, trade prices and other market data.
The Company held no Level 3 financial instruments as of September 30, 2019 and June 30, 2019.
The following tables summarize the Company's financial instruments' adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$200	$—	$—	$200	$200	$—	$—
Subtotal	$200	$—	$—	$200	$200	$—	$—

Level 2
Corporate securities	47,928	241	(4)	48,165	—	28,617	19,548
U.S agency securities	3,785	3	—	3,788	—	3,788	—
Subtotal	$51,713	$244	$(4)	$51,953	$—	$32,405	$19,548

Total	$51,913	$244	$(4)	$52,153	$200	$32,405	$19,548
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
During the three months ended September 30, 2019 the Company reclassified realized net gain of $0.2 million to earnings from accumulated other comprehensive income related to unrealized gains or losses. For the three months ended September 30, 2018, total realized net gains reclassified from accumulated other comprehensive income related to unrealized gains or losses were immaterial.
During the three months ended September 30, 2019 and 2018, we had $0.5 million and $0.6 million, respectively, of interest income on our investment securities.
The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$5,922	$—	$5,922
Unrealized Loss	$(4)	$—	$(4)

	June 30, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$8,072	$—	$8,072
Unrealized Loss	$(3)	$—	$(3)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended September 30, 2019 and 2018.
The following table represents the adjusted costs and fair value of investment by contractual maturity as of September 30, 2019 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$32,483	$32,605
Due after 1 year through 5 years	19,430	19,548
Total	$51,913	$52,153
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of September 30, 2019 and June 30, 2019, the Company had an outstanding loan associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of September 30, 2019 and June 30, 2019, the fair value of the Company's debt carried at historical cost was $648.8 million and $497.5 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$98,146	$85,703
Denominator:
Weighted-average shares used in computing basic earnings per share	68,390	73,774
Add—dilutive potential common shares:
Stock options	41	118
Restricted stock units	53	71
Weighted-average shares used in computing diluted net income per share	68,484	73,963
Net income per share of common stock:
Basic	$1.44	$1.16
Diluted	$1.43	$1.16
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2019	2018
Restricted stock units	11	1

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Finished goods	$240,794	$260,895
Raw materials	3,318	3,386
Total	$244,112	$264,281
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Testing equipment	$11,861	$10,258
Leasehold improvements	11,798	11,712
Tooling equipment	11,444	10,624
Computer and other equipment	7,456	7,264
Software	6,932	6,870
Furniture and fixtures	2,145	2,083
Property and Equipment, Gross	51,636	48,811
Less: Accumulated depreciation	(36,969)	(35,193)
Property and Equipment, Net	$14,667	$13,618
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Intangible assets, net (1)	$3,206	$3,257
Private equity investment (2)	5,000	5,000
Hong Kong tax deposit (3)	19,960	19,960
Deposits on aircraft (4)	57,000	42,000
Other long-term assets	4,826	3,724
Total	$89,992	$73,941
(1) Accumulated amortization was $1.6 million and $1.6 million as of September 30, 2019 and June 30, 2019, respectively.
(2) During fiscal 2019, the Company entered into a $5 million strategic cost method investment where the Company acquired preferred stock. The shares were recorded at cost in Other Long-Term Assets on our Consolidated Balance Sheet. We elected to use the measurement alternative, defined as cost, less impairments, as adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments resulting from impairments and/or observable price changes are to be recorded as other income (expense) on a prospective basis. The carrying amount of our equity investments and any related gain or loss may fluctuate in the future as a result of the re-measurement of such equity investments upon the occurrence of observable price changes and/or impairments. As of September 30, 2019, there has been no change in the carrying amount of our equity investment.
(3) The Company made a total of $20.0 million of deposits with the Hong Kong Inland Revenue Department ("IRD") in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2012 tax years. Of that amount, $13.4 million was made during fiscal year 2019 and $6.6 million made during fiscal year 2018. We expect the $20 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14, to the consolidated financial statements, for additional details regarding this ongoing tax audit.
(4) The Company has made $57 million in deposits related to the purchase of an airplane that is expected to be completed and delivered during calendar year 2020. As a result of an independent security study, the Company's independent directors approved the purchase of the airplane, which Mr. Pera will be expected to use for all business and personal air travel.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Deferred revenue — short-term	$16,520	15,338
Accrued expenses	29,715	14,203
Lease liability— current	6,777	—
Warranty accrual	4,793	4,518
Accrued compensation and benefits	3,559	3,866
Customer deposits	2,875	2,982
Reserve for sales returns	1,036	783
Other payables	47,840	42,543
Total	$113,115	$84,233
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Deferred Revenue — long-term	$6,268	$6,525
Other long-term liabilities	1,710	1,915
Total	$7,978	$8,440

NOTE 7—ACCRUED WARRANTY
The Company offers warranties on certain products, generally a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statements of operations and comprehensive income within cost of revenues. The warranties are typically in effect for twelve months from the distributor’s purchase date of the product. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates. Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Beginning balance	$4,518	$3,840
Accruals for warranties issued during the period	2,486	1,699
Changes in liability for pre-existing warranties during the period	(112)	126
Settlements made during the period	(2,099)	(1,571)
Ending balance	$4,793	$4,094

NOTE 8—DEBT
On September 9, 2019, Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited (the "Cayman Borrower"), as a released party, and certain subsidiaries entered into the Third Amendment (the "Third Amendment") to the Second Amended & Restated Credit Agreement, dated January 17, 2018 (as amended by the First Amendment, dated as of June 19, 2018, and the Second Amendment dated as of March 15, 2019, the "Second A&R Credit Agreement", and as further amended by the Third Amendment, the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that provides for a $700 million senior secured revolving credit facility (the "Revolving Facility") and a $500 million senior secured term loan facility (the "Term Facility", together with the Revolving Facility, the "Facilities"), with an option to request increases in the amounts of such credit facilities by up to an additional $400 million in the aggregate. The maturity date for the credit facility remains at January 17, 2023.
In addition, the Third Amendment (a) released the Cayman Borrower from its obligations as a borrower under the Second A&R Credit Agreement, (b) released all of the foreign subsidiaries that were previously party to the Second A&R Credit Agreement as guarantors of the obligations of the released Cayman Borrower and (c) made conforming amendments to the provisions of the Second A&R Credit Agreement and other loan documents to reflect the release from the Second A&R Credit Agreement. The Third Amendment also modified certain definitions and certain covenants relating to indebtedness and investments.
The Third Amendment replaced the Company's existing $400 million senior secured revolving facility and $500 million senior secured term loan facility under the Second A&R Credit Agreement.
At the closing of the Third Amendment, the Term Facility was fully drawn, of which $462.5 million and $0.5 million was used to repay the prior term facility under the Second A&R Credit Agreement for principal and interest, respectively. Additionally, $120.0 million was drawn under the Revolving Facility.
The Company incurred $3.1 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.
Our Debt consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Term Loan - short term	$25,000	$31,250
Debt issuance costs, net	(933)	(575)
Total Debt - short term	24,067	30,675
Term Loan - long term	468,750	431,250
Revolver - long term	155,000	35,000
Debt issuance costs, net	(2,286)	(1,550)
Total Debt - long term	$621,464	$464,700
The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Credit Agreement, including to finance the repurchase of the Company's common stock or to make dividends to the holders of the Company's common stock. Under the Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until January 17, 2023, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 1.25% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty. Revolving and term loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate (or replacement rate) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo's prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate (or replacement rate) for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender's commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company's consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company's consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. The Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) a minimum consolidated interest coverage ratio of 3.5 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The obligations of Ubiquiti Inc. and certain domestic subsidiaries, if any, under the Credit Agreement are required to be guaranteed by such domestic subsidiaries (the "Domestic Guarantors") and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Inc. and the Domestic Guarantors.
Third Amendment
As of September 30, 2019, $493.8 million was outstanding on the Term Facility and $155.0 million on the Revolving Facility, leaving $545.0 million available on the Revolving Facility.
Under the Credit Agreement, during the three months ended September 30, 2019, the Company made aggregate payments of $10.7 million under the Term Facility, of which $6.3 million was repayment of principal and $4.4 million was payment of interest. During the three months ended September 30, 2019, the Company made no principal payments against the Revolving Facility, however, made $0.4 million payment of interest.
As of September 30, 2019, the interest rate on the term loan was 3.79%. As of October 31, 2019, the most currently available reset date, the Term Facility has an interest rate of 3.54%.
The table below shows the respective interest rates as of September 30, 2019, in addition to the interest rate reset dates as available for each revolver draw.

Debt Payment Obligations	Interest Rate as of September 30, 2019	Rate Reset Date	Reset Rate
$120 Million Revolver	3.79%	10/9/2019	3.69%
$35 Million Revolver	3.79%	10/31/2019	3.54%

The following table summarizes our estimated debt and interest payment obligations as of September 30, 2019, for the remainder of fiscal 2020 and future fiscal years (in thousands):

	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Debt payment obligations	$18,750	$25,000	$25,000	$580,000	$—	$—	$648,750
Interest and other payments on debt payment obligations (1)	19,582	25,245	24,284	12,958	—	—	82,069
Total	$38,332	$50,245	$49,284	$592,958	$—	$—	$730,819
(1) - Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2019. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 9—LEASES
On July 1, 2019, we adopted the new accounting standard ASC 842, Leases, using the modified retrospective method. We elected this adoption date as our date of initial application. As a result, we have not updated financial information related to, nor have we provided disclosures required under ASC 842 for, periods prior to July 1, 2019. The primary changes to our policies relate to recognizing most leases on our consolidated balance sheet as liabilities with corresponding right-of-use ("ROU") assets.
The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2026. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2019, we did include such options in determining the lease terms for certain of our leases because when we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
Practical Expedients
The modified retrospective approach included a package of optional practical expedient that we elected to apply. Among other things, these expedients permitted us not to reassess prior conclusions regarding lease identification, lease classification and initial direct costs under ASC 842. The Company does not separate lease and non-lease components in determining ROU assets or lease liabilities for real estate leases. Additionally, the Company does not recognize ROU assets or lease liabilities for leases with original terms or renewals of one year or less.
The following table summarizes our lease costs for the three months ended September 30, 2019 (in thousands):

	Financial Statement Classification	September 30, 2019
Operating lease costs:
Fixed lease costs	Operating expenses	$1,574
Fixed lease costs	Cost of revenues	514
Variable lease costs	Operating expenses	102
Variable lease costs	Cost of revenues	93
Total lease costs		$2,283
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three months ended September 30, 2019 was $38.6 thousand. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2019, cash paid for amounts associated with our operating lease liabilities were approximately $2.2 million which were classified as operating activities in the consolidated statement of cash flows.
The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2019:

Remainder of Fiscal 2020	$5,784
Fiscal 2021	5,726
Fiscal 2022	2,744
Fiscal 2023	2,335
Fiscal 2024	2,175
Thereafter	7,476
Total future fixed operating lease payments	$26,240

Less: Imputed interest	$2,916
Total operating lease liabilities	$23,324

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	4.0%
Due to our election to apply the effective date method of adoption for ASC 842, we have included the following additional disclosure under our historical lease accounting under ASC 840.
As of June 30, 2019, future minimum lease payments under non-cancelable operating lease were as follows (in thousands):

Fiscal 2020	$7,395
Fiscal 2021	5,509
Fiscal 2022	2,639
Fiscal 2023	2,205
Fiscal 2024	1,982
Thereafter	7,116
Total future minimum annual payments	$26,846

Fiscal 2019 rent expense under operating leases	$7.8 million

NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of September 30, 2019 and June 30, 2019.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2019, we have recorded purchase obligation liability of $5.9 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of September 30, 2019. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $143.8 million to $153.1 million as of September 30, 2019, depending upon the timing of orders placed for these components by our manufacturers.
Other Obligations
As of September 30, 2019, the Company has other obligations of $4.6 million which consisted primarily of commitments related to research and development projects.
As of September 30, 2019, the Company has an outstanding payment due on an aircraft of $7.5 million. See Note 6- Balance Sheet Components of the Notes to our Consolidated Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
SEC Subpoena
As previously disclosed on the Form 8-K filed by the Company on February 20, 2018, on February 13, 2018, the Securities and Exchange Commission (the “SEC”) issued subpoenas to the Company and certain of the Company’s officers requesting documents and information relating to a range of topics, including metrics relating to the Ubiquiti Community, accounting practices, financial information, auditors, international trade practices, and relationships with distributors and various other third parties. The Company has responded to the requests and intends to cooperate fully with the SEC.  As the SEC’s investigation is ongoing, we cannot currently predict the timing or the outcome of such investigation.
Shareholder Class Actions
On February 21, 2018, a purported class action, captioned Paul Vanderheiden v. Ubiquiti Networks, Inc. et al., No. 18-cv-01620 (the “Vanderheiden Action”), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The Vanderheiden Action complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported overstatements of the Company’s online community user engagement metrics and accounts receivable. On February 28, 2018 and March 13, 2018, substantially similar purported class actions, captioned Xiya Qian v. Ubiquiti Networks, Inc. et al., No. 18-cv-01841 (the “Qian Action”) and John Kho v. Ubiquiti Networks, Inc. et al., No. 18-cv-02242 (the “Kho Action”, together with the Vanderheiden Action and the Qian Action, the “Class Actions”), respectively, were filed in the United States District Court for the Southern District of New York. On October 24, 2018, the court consolidated the Class Actions and appointed lead plaintiff and lead counsel (the “Consolidated Class Action”). Plaintiff filed its Consolidated Amended Complaint on December 24, 2018. On March 21, 2019, Defendants informed the Court that they were prepared to move to dismiss the Consolidated Amended Complaint but that, consistent with the Court's individual practices, they would refrain from filing that motion pending receipt of further guidance from the Court.
While the Company believes that the Consolidated Class Action is without merit and plans to vigorously defend itself, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
On October 16, 2019, the parties in the Consolidated Class Action reached an agreement in principle to settle the Consolidated Class Action (the “Proposed Settlement”). Certain insurers of the Company have agreed to fully fund the Proposed Settlement, including any award of attorneys’ fees to Plaintiff’s counsel. The Proposed Settlement remains subject to definitive documentation and court approval.
Shareholder Derivative Actions & Section 220 Demand
On March 13, 2018, Anthony Franchi filed a shareholder derivative complaint in the Superior Court of the State of California, County of San Mateo against the Company’s directors, and certain of its officers (the “Franchi Action”). The Company is named as a nominal defendant. The complaint asserts claims against all individual defendants for breach of fiduciary duty for disseminating false and misleading information and failure to maintain internal controls and unjust enrichment. Additional claims are asserted against Robert Pera for breach of fiduciary duty for insider selling and misappropriation of information, as well as the violation of California Corporations Code § 25402. The allegations in support of these claims are similar to the allegations made in the Consolidated Class Actions. Plaintiff seeks a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged breaches of fiduciary duty by the individual defendants, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, a judgment directing the Company to reform its governance and internal procedures, and attorneys’ fees and other costs. The Company moved for a stay of the derivative action pending resolution of the Consolidated Class Action. The court denied the Company's motion, but stayed discovery until the resolution of any motion to dismiss the Consolidated Class Action. On August 27, 2018, the individual defendants and nominal defendant Ubiquiti demurred to the Franchi Action. Plaintiff filed an omnibus response on October 5, 2018 and defendants filed replies on October 22, 2018. The demurrers are pending before the Court. On June 4, 2018, Ubiquiti stockholder Richard Gericke served a demand to inspect the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company commenced its production of documents responding to Mr. Gericke’s requests for records on August 22, 2018 and completed its production on October 10, 2018. In addition to serving his Section 220 demand, Mr. Gericke sought leave to intervene in the Franchi Action. Mr. Gericke’s motion was denied without prejudice on November 30, 2018.
On March 11, 2019, Mr. Gericke filed a shareholder derivative complaint in the Court of Chancery for the State of Delaware against the Company’s directors and certain of its officers (the “Gericke Action”, and together with the Franchi Action, the “Derivative Action” ). The Company is named as a nominal defendant. The complaint asserts claims against all defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The allegations in support of these claims are similar to the allegations made in the Franchi Action. Plaintiff seeks a judgment on behalf of the Company for the damages sustained by the individual defendants’ alleged wrongdoing, an award to the Company of restitution from the individual defendants, an award to Plaintiff of the costs and disbursements of the action, including attorneys’ fees, and an order directing the Company to take action to reform and improve corporate governance and internal procedures.
On October 14, 2019, the parties entered into an agreement in principle to settle the Derivative Actions pursuant to which the Company agreed to adopt certain corporate governance modifications and commitments (the “Proposed Derivative Settlement”). The Proposed Derivative Settlement remains subject to definitive documentation and approval by the California Superior Court. Any award of attorneys’ fees to Plaintiffs’ counsel in connection with the Proposed Derivative Settlement will be fully funded by certain of the Company’s insurers. On November 1, 2019, the Court of Chancery entered an order staying the Gericke Action. On November 7, 2019, the parties in the Franchi Action jointly submitted to the California Superior Court a stipulation staying the case pending the Court’s review and approval of the Proposed Derivative Settlement. The California Superior Court has scheduled a preliminary approval hearing on the Proposed Derivative Settlement for December 18, 2019.
NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases
On August 6, 2019, the Company's Board of Directors approved a $500 million stock repurchase program (the "August Program"). Under the August Program, the Company is authorized to repurchase up to $500 million of common stock, in addition to the remaining balance under the stock repurchase program, announced on November 9, 2018 (the "2018 November Program"). The August Program expires on December 31, 2020. As of August 12, 2019, the Company had no remaining balance available for share repurchase under the 2018 November Program.
The following table provides information with respect to the Company's share repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2019 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
November 9, 2018	$200 million	293,709	$121.86	$35.8	July 8, 2019 - August 12, 2019	$—	12/31/2019
August 9, 2019	$500 million	3,341,825	$113.84	$380.4	August 12, 2019 - September 30, 2019	$119.6	12/31/2020

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net income pursuant to GAAP. For the three months ended September 30, 2019 and 2018, the Company's accumulated other comprehensive income includes $0.2 million and $0.1 million, respectively net unrealized losses from our available-for-sale securities.

NOTE 13—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2019, the Company had 9,992,417 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Cost of revenues	$32	$33
Research and development	481	467
Sales, general and administrative	176	275
	$689	$775
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2019:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2019	44,847	$9.50	2.78	$5,472
Exercised	(678)	$5.12
Balance, September 30, 2019	44,169	$9.56	2.55	$4,801
Vested as of September 30, 2019	44,169	$9.56	2.55	$4,801
Vested and exercisable as of September 30, 2019	44,169	$9.56	2.55	$4,801
During the three months ended September 30, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.1 million and $1.3 million, respectively, as determined as of the date of option exercise.
As of September 30, 2019, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three months ended September 30, 2019 and 2018.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2019	112,786	$73.24
RSUs granted	9,858	$131.04
RSUs vested	(13,550)	$60.86
RSUs canceled	(3,110)	$88.42
Non-vested RSUs, September 30, 2019	105,984	$79.75
The intrinsic value of RSUs vested in the three months ended September 30, 2019 and 2018 was $1.8 million and $0.9 million, respectively. The total intrinsic value of all outstanding RSUs was $12.5 million as of September 30, 2019.
As of September 30, 2019, there were unrecognized compensation costs related to RSUs of $6.0 million which the Company expects to recognize over a weighted average period of 3.4 years.
NOTE 14—INCOME TAXES
The Company recorded tax provisions of $17.9 million for the three months ended September 30, 2019 as compared to $11.4 million for the three months ended September 30, 2018. The increase is primarily related to an increase in profit before tax for the three months ended September 30, 2019.
The Company’s estimated fiscal year 2020 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to our non-US operations under Global Intangible Low-Taxes Income (GILTI) provision.
As of September 30, 2019, the Company had approximately $32.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net increase of its unrecognized tax benefits of $1.2 million for the three months ended September 30, 2019. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of September 30, 2019, the Company had $4.9 million accrued interest related to uncertain tax matters.
The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department ("IRD"). All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company's foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2016 tax years.
During fiscal years 2019 and 2018, the Company made a total of $20 million of deposits with the Hong Kong Inland Revenue Department in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2013 tax years. The refundable deposits are included within Prepaid expenses and other current assets on our Consolidated Balance Sheets. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $20 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
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
NOTE 15—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
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
•Enterprise Technology includes our UniFi platform, including UniFi enterprise Wi-Fi, UniFi Protect, UniFi switching and routing solutions and our AmpliFi platform.
Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
Service Provider Technology	$115,926	36%	$104,957	37%
Enterprise Technology	207,351	64%	177,948	63%
Total revenues	$323,277	100%	$282,905	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
North America (1)	$147,951	46%	$119,371	42%
Europe, the Middle East and Africa ("EMEA")	125,841	39%	124,931	44%
Asia Pacific	29,716	9%	24,427	9%
South America	19,769	6%	14,176	5%
Total revenues	$323,277	100%	$282,905	100%
 (1) Revenue for the United States was $141.9 million and $112.3 million for the three months ended September 30, 2019 and 2018, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2019	2018	2019	2019
Customer A	10%	10%	10%	13%
Customer B	14%	12%	17%	20%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.5 million and $0.4 million in expenses pursuant to the Aircraft Lease Agreement during the three months ended September 30, 2019 and 2018, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
NOTE 17 - SUBSEQUENT EVENTS
Stock Repurchases
On November 6, 2019, the Company's Board of Directors approved a new $200 million stock repurchase program (the "2019 November Program"). Under the 2019 November Program, the Company is authorized to repurchase up to $200 million of common stock. The 2019 November Program expires on December 31, 2021.
Subsequent to September 30, 2019, the Company repurchased and retired 995,495 shares of common stock at an average price of $120.11 for an aggregate amount of $119.6 million. As of October 28, 2019, the Company had no remaining balance available for share repurchase under the August Program. As of November 7, 2019, the Company had $200 million available for share repurchases under the 2019 November Program.
Dividends
On November 6, 2019, the Company's Board of Directors approved a quarterly cash dividend of $0.30 per share payable on November 25, 2019 to shareholders of record at the close of business on November 18, 2019. The Company intends to pay regular quarter cash dividends of at least $0.30 per share for the remainder of fiscal year 2020. Any future dividends will be subject to the approval of the Company's Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report, particularly in Note 10 “Commitments and Contingencies” to our consolidated financial statements and Part II “Other Information”, Item 1-Legal Proceedings and 1A-Risk Factors, in this report.
Overview
The Company develops technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers. We target the service provider and enterprise markets through our highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. We target consumers through digital marketing, retail chains and to lesser extent the Ubiquiti Community.
The majority of our resources consist of entrepreneurial and de-centralized research and development ("R&D"). We do not employ a traditional direct sales force, but instead drives brand awareness through online reviews and publications, our website, our distributors and the Company’s user community where customers can interface directly with R&D, marketing, and support. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base market.
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
We distribute our products through a worldwide network of over 100 distributors and on-line retailers. The Company has a very broad installed base with over 97 million devices sold in over 200 countries and territories around the world, since inception.
Key Components of Our Results of Operations and Financial Condition
Revenues
We operate our business as one reportable and operating segment. Further information, regarding Segments can be found in Note 15 to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract support ("PCS") free of charge in many of our arrangements, we attribute a portion of our systems revenues to PCS.
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
•Enterprise Technology includes our UniFi platforms, including UniFi enterprise Wi-Fi, UniFi Protect, UniFi switching and routing solutions and our AmpliFi platform.
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 97% of our revenues during the three months ended September 30, 2019.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues include labor and other costs, which includes salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics fees, tariffs and excess and obsolete inventory costs.
We currently operate warehouses located in the U.S. and the Czech Republic. In addition, we outsource other logistics warehousing and order fulfillment functions primarily located in China. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 15% and 25% and additional tariffs on additional products are currently scheduled to go into effect on December 15, 2019 at a rate of 15%. These tariffs have already affected our operating results and margins. As a result, current gross profit margins may not be indicative of future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 21, 2019, and there have been no material changes other than that have been disclosed in Note 2 to our consolidated financial statements herein.
Results of Operations
Comparison of Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019		2018
	(In thousands, except percentages)
Revenues	$323,277	100%	$282,905	100%
Cost of revenues (1)	171,886	53%	151,299	53%
Gross profit	151,391	47%	131,606	47%
Operating expenses:
Research and development (1)	20,252	6%	18,222	6%
Sales, general and administrative (1)	10,450	3%	13,766	5%
Total operating expenses	30,702	9%	31,988	11%
Income from operations	120,689	37%	99,618	35%
Interest expense and other, net	(4,653)	(1%)	(2,527)	(1%)
Income before income taxes	116,036	36%	97,091	34%
Provisions for income taxes	17,890	6%	11,388	4%
Net income	$98,146	30%	$85,703	30%

(1) Includes stock-based compensation as follows:
Cost of revenues	32		33
Research and development	481		467
Sales, general and administrative	176		275
Total stock-based compensation	689		775
Revenues
Total revenues increased $40.4 million, or 14%, from $282.9 million in the three months ended September 30, 2018 to $323.3 million in the three months ended September 30, 2019.
During the three months ended September 30, 2019, there were no material price changes in the Company's products sold.
However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended September 30,
	2019		2018
	(in thousands, except percentages)
Service Provider Technology	$115,926	36%	$104,957	37%
Enterprise Technology	207,351	64%	177,948	63%
Total revenues	$323,277	100%	$282,905	100%
Service Provider Technology revenue increased $11.0 million, or 10%, from $105.0 million in the three months ended September 30, 2018 to $115.9 million in the three months ended September 30, 2019.
The increase in Service Provider Technology revenue during the three months ended September 30, 2019 as compared to the same period in the prior year, was primarily due to increased revenue in North America, South America and Asia Pacific, partially offset by a decrease in revenue in EMEA.
Enterprise Technology revenue increased $29.4 million, or 17%, from $177.9 million in the three months ended September 30, 2018 to $207.4 million in the three months ended September 30, 2019.
The increase in Enterprise Technology revenue during the three months ended September 30, 2019 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
	(in thousands, except percentages)
North America(1)	$147,951	46%	$119,371	42%
Europe, the Middle East and Africa ("EMEA")	125,841	39%	124,931	44%
Asia Pacific	29,716	9%	24,427	9%
South America	19,769	6%	14,176	5%
Total revenues	$323,277	100%	$282,905	100%
 (1) Revenue for the United States was $141.9 million and $112.3 million for the three months ended September 30, 2019 and 2018, respectively.
North America
Revenues in North America increased $28.6 million, or 24%, from $119.4 million in the three months ended September 30, 2018 to $148.0 million in the three months ended September 30, 2019.
The increase in North America revenues during the three months ended September 30, 2019 as compared to the same period in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
South America
Revenues in South America increased $5.6 million, or 39%, from $14.2 million in the three months ended September 30, 2018 to $19.8 million in the three months ended September 30, 2019.
The increase in South America revenues during the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $0.9 million, or 1%, from $124.9 million in the three months ended September 30, 2018 to $125.8 million in the three months ended September 30, 2019.
The increase in EMEA revenues during the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue in Service Provider Technology products
Asia Pacific
Revenues in the Asia Pacific region increased $5.3 million, or 22%, from $24.4 million in the three months ended September 30, 2018 to $29.7 million in the three months ended September 30, 2019.
The increase in Asia Pacific revenues during the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to increased revenue from both our Enterprise Technology and Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $20.6 million, or 14%, from $151.3 million in the three months ended September 30, 2018 to $171.9 million in the three months ended September 30, 2019. The increase in cost of revenue during the three months ended September 30, 2019 was primarily due to cost increase associated with an overall increase in revenue, higher indirect costs and higher tariffs.
Gross profit margin remained flat at 47% in the three months ended September 30, 2019 as compared the three months ended September 30, 2018, primarily driven by favorable product mix, offset by an increase in tariffs and indirect costs.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $2.0 million, or 11%, from $18.2 million in the three months ended September 30, 2018 to $20.3 million in the three months ended September 30, 2019. As a percentage of revenues, R&D expenses decreased from 6.4% for the three months ended September 30, 2018 to 6.3% for the three months ended September 30, 2019.

The increase in R&D expenses in absolute dollars for both the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to higher employee related expenses and other development activities.
Sales, General and Administrative
Sales, general and administrative expenses decreased $3.3 million, or 24%, from $13.8 million in the three months ended September 30, 2018 to $10.5 million in the three months ended September 30, 2019. As a percentage of revenues, sales, general and administrative expenses decreased from 5% for the three months ended September 30, 2018 to 3% for the three months ended September 30, 2019.
The decrease in sales, general and administrative expense in absolute dollars during the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to lower professional fees offset, in part by higher web store operating costs and bad debt expense.
Provision for Income Taxes
Our provision for income taxes increased $6.5 million or 57%, from $11.4 million for the three months ended September 30, 2018 to $17.9 million for the three months ended September 30, 2019. Our effective tax rate increased to 15% for the three months ended September 30, 2019 as compared to 12% for the three months ended September 30, 2018. The change in effective tax rate for the three months ended September 30, 2019 as compared to the same period in the prior year was primarily due to increase in profit before tax and an increase in estimated GILTI inclusion under section 951A.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short- and long-term investments. We had cash and cash equivalents of $119.7 million and $238.1 million as of September 30, 2019 and June 30, 2019, respectively.
In fiscal year 2019, the Company began investing cash in various fixed income available-for-sale securities. As of September 30, 2019 and June 30, 2019, we held $52.2 million and $101.5 million, respectively, in available-for-sale securities. Our securities investment portfolio consists of high quality investment grade securities from diverse issuers.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$119,650	$93,941
Net cash provided by (used in) investing activities	31,598	(148,119)
Net cash (used in) financing activities	(269,654)	(131,691)
Net (decrease) in cash and cash equivalents	$(118,406)	$(185,869)
Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2019 consisted primarily of net income of $98.1 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $15.6 million. This net change consisted primarily of a $19.6 million decrease in inventory and $3.8 million decrease in vendor deposits, a $18.7 million increase in accounts receivable due to overall higher revenues for the period, a $25.2 million increase in net accounts payable and accrued liabilities, a $7.2 million decrease in taxes payable due to the timing of federal tax payments and a $8.0 million increase in prepaid expense and other assets.
Net cash provided by operating activities in the three months ended September 30, 2018 consisted primarily of net income of $85.7 million in addition to the changes in operating assets and liabilities that results in net cash inflows of $6.1 million. This net change was primarily driven by inflows arising from a $9.6 million increase in taxes payable due to the timing of federal tax payments, a $12.7 million increase in net accounts payable and accrued liabilities, and $9.3 million decrease in accounts receivable due to increased cash receipts in the period. These inflows were partially offset by a $37.9 million increase in inventory, as a result of increased stock level to meet customer demand, partially offset by $6.8 million decrease in vendor deposits.
Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended September 30, 2019 was $31.6 million. Our investing activities consisted primarily of cash inflows of $49.9 million net proceeds from our available-for-sale securities offset, in part by cash outflows of $15.0 million related to deposits on an aircraft and $3.3 million of capital expenditures. For the three months ended September 30, 2018, our investing activities consisted of net purchases of available-for-sale securities of $144.1 million and capital expenditures and purchase of intangible assets of $4.0 million.
Cash Flows from Financing Activities
We used $269.7 million of cash in financing activities during the three months ended September 30, 2019. During the three months ended September 30, 2019, we generated $151.3 million of net funds from borrowing and repayments under the Company's credit facilities offset, in part by financing cash outflows of $396.6 million related to the repurchase of our common stock, $20.7 million related to dividends paid on our common stock and $3.1 million of debt issuance costs related to the Third Amendment.
We used $131.7 million of cash in financing activities during the three months ended September 30, 2018. During the three months ended September 30, 2018, we had financing cash outflows of $106.8 million related to the repurchase of our common stock, $18.5 million related to dividends paid on our common stock and $6.3 million repayment on our term loan under our credit facilities.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities and short- and long-term investments will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2019.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of September 30, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represents material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds, under the Facilities and short- and long-term investments. As of September 30, 2019, our principal commitments consist primarily of obligations under leases for various real estate spaces, purchase commitments with our contract manufacturers and suppliers, and debt and interest obligations. See Note 8- Debt, Note 9- Leases and Note 10- Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q for future payment commitments under leases, purchase commitments and debt obligations as of September 30, 2019, respectively.
The following table summarizes the Company's other contractual obligations as of September 30, 2019 for the remainder of fiscal 2020 and future fiscal years (in thousands):

	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Transition Tax	—	9,004	9,004	9,004	16,882	50,645	94,539
Other obligations	4,562	—	—	—	—	—	4,562
Total	$4,562	$9,004	$9,004	$9,004	$16,882	$50,645	$99,101

Transition Tax
The Company also had obligations of $94.5 million as of September 30, 2019, related to Transition Tax. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
As of September 30, 2019, the Company has other obligations of $4.6 million which consisted primarily of commitments related to research and development projects.
As of September 30, 2019, the Company has an outstanding payment due on an aircraft of $7.5 million. See Note 6- Balance Sheet Components of the Notes to our Consolidated Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Unrecognized Tax Benefits
As of September 30, 2019, we had $32.0 million and an additional $4.9 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We had cash and cash equivalents of $119.7 million and $238.1 million as of September 30, 2019 and June 30, 2019, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2019, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $13.0 million over the next twelve months.
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
As of September 30, 2019, the Company held $52.2 million in total investments, which consists of various fixed income available-for-sale securities.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $2.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 10 of the notes to consolidated financial statements for a discussion of our legal proceedings.
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
We may need to build inventory for new product announcements and shipments or decide to increase or maintain higher levels of inventory, which may result in inventory write-downs
The Company must order components for its products and build inventory, both of finished products and components, in advance of new product announcements and shipments. With the use of third-party logistics and warehousing providers, we may also decide to increase or maintain higher levels of inventory of finished products or components. Decisions to build inventory for new products or to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions and may expose us to a greater risk of carrying excess or obsolete inventory. Because the markets in which the Company compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments.
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
Over the past several years we have expanded, and continue to expand, our product offerings, the number of customers we sell to, our transaction volumes, the number of our facilities, and the number of contract manufacturers that we utilize to produce our products. Failure to effectively manage the increased complexity associated with this expansion, particularly in light of our lean management structure, would make it difficult to conduct our business, fulfill customer orders, and pursue our strategies. We may also need to increase costs to add personnel, upgrade or replace our existing reporting systems, as well as improve our business processes and controls as a result of these changes. If we fail to effectively manage any of these challenges, we could suffer inefficiencies, errors and disruptions in our business, which in turn would adversely affect our results of operations.
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
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit". As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017, and, following agreed extensions between the European Council and the United Kingdom on March 22, 2019, April 11, 2019 and October 28, 2019, "Brexit" is scheduled to become effective on January 31, 2020, although may become effective as of an earlier date under specified circumstances. The terms of any withdrawal and the United Kingdom’s future relationship with the European Union cannot be predicted with any certainty. Although it is unknown what those final terms will be or if there will be a no-deal Brexit, the Brexit has created global economic uncertainty and could cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.
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
An economic downturn or economic uncertainty in our key U.S. and international markets, as well as fluctuations in currency exchange rates, may adversely affect consumer discretionary spending and demand for our consumer products. Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our consumer products resulting in consumer demand for our products that may not reach our sales targets. For example, the Brexit caused significant short-term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and results of operations.
We have been investing and expect to continue to invest in growth areas and in our enterprise and service provider technologies, and if the return on these investments is lower or develops more slowly than we expect, our results of operations may be harmed.
We have and we may continue to invest and dedicate resources into new growth areas, such as consumer products, while also focusing on in our enterprise and service provider technologies. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our results of operations may be adversely affected. Additionally, as we invest and dedicate resources into new growth areas, there is no assurance that we may succeed at maintaining our competitive position in enterprise and service provider technologies.
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
Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. We have limited number of distributors in certain regions, and if we were to lose the services of a distributor, we might need to find another distributor in that area and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could impact their profitability, and in turn, affect their ability to buy future products from us. For example, the Brexit, caused significant short-term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar.
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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. Policies and statements by the current White House administration has created uncertainty with how trade might be affected between the U.S. and the rest of the world, and China, in particular. For example, in June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 15% and 25% and additional tariffs on additional products are currently scheduled to go into effect on December 15, 2019 at a rate of 15%. These tariffs have already affected our operating results and margins. The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.
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
We have registered, and applied to register, certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third party filings exist for the same, similar or otherwise related products or services, which could block the registration of our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, register domain names that mimic or incorporate our marks, or otherwise infringe upon our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could impact the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as www.ui.com. If we are unable to protect our domain names, our brand, business, and results of operations could be adversely affected. Domain names similar to ours have already been registered in the United States and elsewhere, and we may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. In addition, although we own www.ui.com and various other global top-level domains, we might not be able to, or may choose not to, acquire or maintain other country-specific URLs in which we currently conduct or intend to conduct business.
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
As of September 30, 2019, our balance outstanding under our Term Facility and Revolving Facility, under the Credit Agreement, was $493.8 million and $155.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
As of November 8, 2019, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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
Existing and new regulations, changes in existing regulations, or the enforcement of any regulations related to our products may result in unanticipated burdens, costs and liabilities and could materially and adversely affect our financial condition, results of operations, and our brand.
Our products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, our products must continue to comply with these regulations as well as a significant number of industry standards. For example, our wireless communication products operate through the transmission of radio signals, and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union and other countries have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards.
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End customer uncertainty regarding future policies may also affect demand for communications products, including our products. If existing laws or regulations regarding the use of our products or services are enforced in a manner not previously contemplated by us, our channel partners or our end customers, it could expose us or them to liability and could have a material adverse effect on our financial condition, results of operations, and our brand. Moreover, channel partners or end customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our financial condition, results of operations, and our brand. Further, the enforcement of laws and regulations may force us to withdrawal one or more of our products from sale in certain jurisdictions or to recall one or more of our products in certain jurisdictions. We may incur costs and expenses relating to a withdrawal from a particular market or a recall of one or more of our products. The process of identifying products that have been widely distributed for withdrawals and recalls may be lengthy and require significant resources and we may incur significant replacement costs, damage claims and harm to our reputation. We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, orders, and audits by government authorities and regulators in the United States, the European Union, and around the world. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties or require us to change our business practices in a manner materially adverse to our financial condition, results of operations, and our brand.
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
We strive to comply with all applicable laws, policies and legal obligations relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-

party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand, results of operations and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information with respect to the Company's share repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2019 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
November 9, 2018	$200 million	293,709	$121.86	$35.8	July 8, 2019 - August 12, 2019	$—	12/31/2019
August 9, 2019	$500 million	3,341,825	$113.84	$380.4	August 12, 2019 - September 30, 2019	$119.6	12/31/2020
Common Stock repurchases activity under the share repurchase program during the three months ended September 30, 2019 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
July 1, 2019 - July 31, 2019	79,884	$129.93	79,884	$25,412
August 1, 2019 - August 31, 2019	1,591,530	$112.45	1,591,530	$370,921
September 1, 2019 - September 30, 2019	1,964,120	$115.51	1,964,120	$119,572
Total	3,635,534	$114.49	3,635,534	$119,572

Item 3. Defaults upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.

Item 6.
Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	September 12, 2019

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	November 8, 2019	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 8, 2019	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	September 12, 2019

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document