Form 10-Q
period 2019-12-31
Ubiquiti Inc.
filed 2020-02-07
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 5, 2020, 64893315 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$100,004	$238,147
Investments — short-term	15,886	69,866
Accounts receivable, net of allowance for doubtful accounts of $431 and $203 at December 31, 2019 and June 30, 2019, respectively	147,081	156,043
Inventories	248,585	264,281
Vendor deposits	6,691	11,608
Prepaid income taxes	2	23
Prepaid expenses and other current assets	11,115	13,843
Total current assets	529,364	753,811
Property and equipment, net	15,237	13,618
Operating lease right-of-use assets, net	24,418	—
Deferred tax assets — long-term	2,993	2,910
Investments — long-term	10,332	31,585
Other long-term assets	84,748	73,941
Total assets	$667,092	$875,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,934	$38,722
Income taxes payable	10,421	25,556
Debt — short-term	24,067	30,675
Other current liabilities	99,264	84,233
Total current liabilities	204,686	179,186
Income taxes payable — long-term	114,990	124,262
Operating lease liabilities —long-term	18,071	—
Debt — long-term	615,457	464,700
Other long-term liabilities	5,993	8,440
Total liabilities	959,197	776,588
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
64,877,087 and 69,472,568 outstanding as of December 31, 2019 and June 30, 2019, respectively	65	69
Additional paid–in capital	465	—
Accumulated other comprehensive income	68	393
Retained (deficit) earnings	(292,703)	98,815
Total stockholders’ equity (deficit)	(292,105)	99,277
Total liabilities and stockholders’ equity	$667,092	$875,865
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues	$308,284	$307,276	$631,561	$590,181
Cost of revenues	163,198	167,045	335,084	318,344
Gross profit	$145,086	$140,231	$296,477	$271,837
Operating expenses:
Research and development	24,041	19,977	44,293	38,199
Sales, general and administrative	8,997	10,597	19,447	24,363
Litigation settlement	—	18,000	—	18,000
Total operating expenses	33,038	48,574	63,740	80,562
Income from operations	112,048	91,657	232,737	191,275
Interest expense and other, net	(12,085)	(3,212)	(16,738)	(5,739)
Income before income taxes	99,963	88,445	215,999	185,536
Provisions for income taxes	14,152	10,649	32,042	22,037
Net income	$85,811	$77,796	$183,957	$163,499
Net income per share of common stock:
Basic	$1.32	$1.09	$2.76	$2.26
Diluted	$1.32	$1.09	$2.75	$2.25
Weighted average shares used in computing net income per share of common stock:
Basic	64,973	71,225	66,682	72,499
Diluted	65,071	71,406	66,781	72,686

Other comprehensive income:
Unrealized (losses) on available-for-sale securities	$(172)	$(2)	$(325)	$(148)
Other comprehensive (loss)	(172)	(2)	(325)	(148)
Comprehensive income	$85,639	$77,794	$183,632	$163,351
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three and Six Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	98,146	—	98,146
Other comprehensive income (loss)	—	—	—	—	(153)	(153)
Stock options exercised	678	—	3	—	—	3
Restricted stock units issued, net of tax withholdings	9,743	—	(501)	—	—	(501)
Repurchases of Common Stock	(3,635,534)	(3)	(191)	(416,025)	—	(416,219)
Stock-based compensation expense	—	—	689	—	—	689
Dividends Paid on Common Stock ($0.30 per share)	—	—	—	(20,669)	—	(20,669)
Balances at September 30, 2019	65,847,455	$66	$—	$(239,733)	$240	$(239,427)
Net Income	—	—	—	85,811	—	85,811
Other comprehensive income (loss)	—	—	—	—	(172)	(172)
Stock options exercised	17,192	—	124	—	—	124
Restricted stock units issued, net of tax withholdings	7,935	—	(139)	—	—	(139)
Repurchases of Common Stock	(995,495)	(1)	(250)	(119,321)	—	(119,572)
Stock-based compensation expense	—	—	730	—	—	730
Dividends Paid on Common Stock ($0.30 per share)	—	—	—	(19,460)	—	(19,460)
Balances at December 31, 2019	64,877,087	$65	$465	$(292,703)	$68	$(292,105)

	Three and Six Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	85,703	—	85,703
Other comprehensive income (loss)	—	—	—	—	(146)	(146)
Stock options exercised	17,378	—	194	—	—	194
Restricted stock units issued, net of tax withholdings	6,151	—	(365)	—	—	(365)
Repurchases of Common Stock	(1,238,163)	(1)	(997)	(111,766)	—	(112,764)
Stock-based compensation expense	—	—	775	—	—	775
Dividends Paid on Common Stock ($0.25 per share)	—	$—	$—	$(18,506)	$—	$(18,506)
Balances at September 30, 2018	72,857,887	$73	$—	$270,712	$(146)	$270,639
Net Income	—	—	—	77,796	—	77,796
Other comprehensive income (loss)	—	—	—	—	(2)	(2)
Stock options exercised	18,748	—	186	—	—	186
Restricted stock units issued, net of tax withholdings	10,378	—	(114)	—	—	(114)
Repurchases of Common Stock	(2,287,975)	(2)	(851)	(205,462)	—	(206,315)
Stock-based compensation expense	—	—	779	—	—	779
Dividends Paid on Common Stock ($0.25 per share)	—	$—	$—	$(17,633)	$—	$(17,633)
Balances at December 31, 2018	70,599,038	$71	$—	$125,413	$(148)	$125,336

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$183,957	$163,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,669	3,550
Impairment of cost based investment	5,000	—
Amortization of debt issuance costs	809	562
Non-cash lease expense	952	—
Premium amortization and (discount accretion), net	(72)	(356)
Write off unamortized debt issuance costs	105	—
Provision for inventory obsolescence	4,490	936
Provision/(recovery) for loss on vendor deposits and purchase commitments	2,213	(431)
Provisions for doubtful accounts	228	(64)
Stock-based compensation	1,419	1,554
Deferred Taxes	(83)	—
Other, net	105	(78)
Changes in operating assets and liabilities:
Accounts receivable	8,734	258
Inventories	11,307	(154,470)
Vendor deposits	4,362	15,356
Prepaid income taxes	21	—
Prepaid expenses and other assets	3,186	4,361
Accounts payable	32,238	122,465
Income taxes payable	(24,407)	(4,631)
Deferred revenues	958	6,265
Accrued and other liabilities	4,147	(14,193)
Net cash provided by operating activities	$243,338	$144,583
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(5,185)	(5,610)
Private equity investment	—	(5,000)
Deposits on aircraft	(15,000)	—
Purchase of investments	(25,034)	(167,822)
Proceeds from sale of investments	90,280	7,598
Proceeds from maturities of investments	10,252	14,721
Net cash provided by (used in) investing activities	$55,313	$(156,113)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	37,500	—
Proceeds from borrowing under the credit facility- Revolver	240,000	—
Repayment against credit facility- Revolver	(120,000)	—
Repayment against credit facility- Term	(12,500)	(12,500)
Debt Issuance Costs	(3,138)	—
Repurchases of common stock	(538,014)	(313,079)
Payment of common stock cash dividends	(40,129)	(36,139)
Proceeds from exercise of stock options	127	380
Tax withholdings related to net share settlements of restricted stock units	(640)	(479)
Net cash (used in) financing activities	$(436,794)	$(361,817)
Net (decrease) in cash and cash equivalents	(138,143)	(373,347)
Cash and cash equivalents at beginning of period	238,147	666,681
Cash and cash equivalents at end of period	$100,004	$293,334
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$56,615	$26,437
Interest paid	$11,527	$13,287
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$4,739	$—
Unpaid stock repurchases	$—	$6,000
Unpaid property and equipment and other long-term assets	$466	$36
Net unsettled investment purchases (sales and maturities)	$517	$74
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2019, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2019 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for any future periods.
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
Recent Accounting Pronouncements Not Yet Effective
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ('ASU 2016-13"). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. ASU 2016-13 is effective for the Company's fiscal year beginning July 1, 2020 on a modified retrospective basis. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures, however we do not believe that the adoption of this standard will have a material impact on the Company's consolidated financial position or results of operations.
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which amends the existing guidance relating to the accounting for income taxes. ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company's fiscal year beginning July 1, 2021. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
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
As of December 31, 2019 and June 30, 2019, the Company’s customer deposits were $0.8 million and $3.0 million, respectively.
As of December 31, 2019, the Company’s deferred revenue, included in current liabilities and non-current liabilities, was $16.8 million and $6.0 million, respectively.
As of June 30, 2019, the Company's deferred revenue, included in current liabilities and non-current liabilities, was $15.3 million and $6.5 million, respectively.
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
The Company held no Level 3 financial instruments as of December 31, 2019 and June 30, 2019.
The following tables summarize the Company's financial instruments' adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$1,384	$—	$—	$1,384	$1,384	$—	$—
Subtotal	$1,384	$—	$—	$1,384	$1,384	$—	$—

Level 2
Corporate securities	26,150	73	(5)	26,218	—	15,886	10,332
U.S agency securities	—	—	—	—	—	—	—
Subtotal	$26,150	$73	$(5)	$26,218	$—	$15,886	$10,332

Total	$27,534	$73	$(5)	$27,602	$1,384	$15,886	$10,332
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
During the three and six months ended December 31, 2019 the Company reclassified realized net gain of $0.2 million and $0.4 million to earnings from accumulated other comprehensive income related to unrealized gains or losses. For the three and six months ended December 31, 2018, the Company did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.
During the three months ended December 31, 2019 and 2018, the Company had $0.3 million and $0.8 million, respectively, of interest income on our investment securities.
During the six months ended December 31, 2019 and 2018, the Company had $0.8 million and $1.4 million, respectively, of interest income on our investment securities.
The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$6,157	$—	$6,157
Unrealized Loss	$(5)	$—	$(5)

	June 30, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$8,072	$—	$8,072
Unrealized Loss	$(3)	$—	$(3)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended December 31, 2019 and 2018.
The following table represents the adjusted costs and fair value of investment by contractual maturity as of December 31, 2019 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$17,220	$17,270
Due after 1 year through 5 years	10,314	10,332
Total	$27,534	$27,602

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of December 31, 2019 and June 30, 2019, the Company had an outstanding loan associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of December 31, 2019 and June 30, 2019, the fair value of the Company's debt carried at historical cost was $642.5 million and $497.5 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$85,811	$77,796	$183,957	$163,499
Denominator:
Weighted-average shares used in computing basic earnings per share	64,973	71,225	66,682	72,499
Add—dilutive potential common shares:
Stock options	33	102	37	110
Restricted stock units	65	79	62	77
Weighted-average shares used in computing diluted net income per share	65,071	71,406	66,781	72,686
Net income per share of common stock:
Basic	$1.32	$1.09	$2.76	$2.26
Diluted	$1.32	$1.09	$2.75	$2.25
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Restricted stock units	—	1	—	2

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Finished goods	$245,467	$260,895
Raw materials	3,118	3,386
Total	$248,585	$264,281

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Testing equipment	$12,342	$10,258
Tooling equipment	12,906	10,624
Leasehold improvements	11,824	11,712
Computer and other equipment	7,459	7,264
Software	7,273	6,870
Furniture and fixtures	2,140	2,083
Property and Equipment, Gross	53,944	48,811
Less: Accumulated depreciation	(38,707)	(35,193)
Property and Equipment, Net	$15,237	$13,618

Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Deposits on aircraft (1)	$57,000	$42,000
Hong Kong tax deposit (2)	19,960	19,960
Intangible assets, net (3)	3,149	3,257
Other long-term assets (4)	4,639	8,724
Total	$84,748	$73,941
(1) The Company has made $57 million in deposits related to the purchase of an airplane that is expected to be completed and delivered during calendar year 2020. As a result of an independent security study, the Company's independent directors approved the purchase of the airplane, which Mr. Pera will be expected to use for all business and personal air travel.
(2) The Company made a total of $20.0 million of deposits with the Hong Kong Inland Revenue Department ("IRD") in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2012 tax years. Of that amount, $13.4 million was made during fiscal year 2019 and $6.6 million made during fiscal year 2018. We expect the $20 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14, to the consolidated financial statements, for additional details regarding this ongoing tax audit.
(3) Accumulated amortization was $1.7 million and $1.6 million as of December 31, 2019 and June 30, 2019, respectively.
(4) During fiscal 2019, the Company entered into a $5 million strategic cost method investment where the Company acquired preferred stock. The shares were recorded at cost in Other Long-Term Assets on our Consolidated Balance Sheet. During the second quarter fiscal 2020, the Company recorded an impairment charge of $5 million. This unrealized loss is reflected in Interest expense and other, net on the Consolidated Statement of Operations and Comprehensive Income.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Deferred revenue — short-term	$16,845	15,338
Accrued expenses	16,849	14,203
Lease liability— current	7,299	—
Warranty accrual	5,486	4,518
Accrued compensation and benefits	4,503	3,866
Customer deposits	812	2,982
Reserve for sales returns	989	783
Other payables	46,481	42,543
Total	$99,264	$84,233

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Deferred Revenue — long-term	$5,976	$6,525
Other long-term liabilities	17	1,915
Total	$5,993	$8,440

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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2019	2018
Beginning balance	$4,518	$3,840
Accruals for warranties issued during the period	5,139	3,839
Changes in liability for pre-existing warranties during the period	455	95
Settlements made during the period	(4,626)	(3,446)
Ending balance	$5,486	$4,328

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
The Company incurred $3.1 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the Facilities.
Our Debt consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Term Loan - short term	$25,000	$31,250
Debt issuance costs, net	(933)	(575)
Total Debt - short term	24,067	30,675
Term Loan - long term	462,500	431,250
Revolver - long term	155,000	35,000
Debt issuance costs, net	(2,043)	(1,550)
Total Debt - long term	$615,457	$464,700
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
Third Amendment
As of December 31, 2019, $487.5 million was outstanding on the Term Facility and $155.0 million on the Revolving Facility, leaving $545.0 million available on the Revolving Facility.
Term Facility:
Under the Credit Agreement, during the three months ended December 31, 2019, the Company made aggregate payments of $10.8 million under the Term Facility, of which $6.3 million was repayment of principal and $4.5 million was payment of interest. During the six months ended December 31, 2019, the Company made aggregate payments of $21.4 million under the Term Facility, of which $12.5 million was repayment of principal and $8.9 million was payment of interest.
Revolving Facility:
Under the Credit Agreement, during the three months ended December 31, 2019, the Company made aggregate payments of $122.2 million under the Revolving Facility, of which $120.0 million was repayment of principal and $2.2 million was payment of interest. During the six months ended December 31, 2019, the Company made aggregate payments of $122.6 million under the Revolving Facility, of which $120.0 million was repayment of principal and $2.6 million was payment of interest.

As of December 31, 2019, the interest rate on the term loan was 3.55%. As of January 31, 2020, the most currently available reset date, the Term Facility has an interest rate of 3.40%.
The table below shows the respective interest rates as of December 31, 2019, in addition to the interest rate reset dates as available for each revolver draw.

Debt Payment Obligations	Interest Rate as of December 31, 2019	Rate Reset Date	Reset Rate
$120 Million Revolver	3.49%	January 13, 2020	3.43%
$35 Million Revolver	3.44%	February 3, 2020	3.41%

The following table summarizes our estimated debt and interest payment obligations as of December 31, 2019, for the remainder of fiscal 2020 and future fiscal years (in thousands):

	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Debt payment obligations	$12,500	$25,000	$25,000	$580,000	$—	$—	$642,500
Interest and other payments on debt payment obligations (1)	12,104	23,601	22,702	12,113	—	—	70,520
Total	$24,604	$48,601	$47,702	$592,113	$—	$—	$713,020
(1) - Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2019. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.
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
The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of December 31, 2019, we did include such options in determining the lease terms for certain of our leases because when we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
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
The following table summarizes our lease costs for the three and six months ended December 31, 2019 (in thousands):

	Financial Statement Classification	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease costs:
Fixed lease costs	Operating expenses	$1,273	$2,847
Fixed lease costs	Cost of revenues	524	1038
Variable lease costs	Operating expenses	73	175
Variable lease costs	Cost of revenues	109	202
Total lease costs		$1,979	$4,262
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the six months ended December 31, 2019 was $0.1 million. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and six months ended December 31, 2019, cash paid for amounts associated with our operating lease liabilities were approximately $2.2 million and $4.4 million which were classified as operating activities in the consolidated statement of cash flows.
The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2019:

Remainder of Fiscal 2020	$4,068
Fiscal 2021	6,979
Fiscal 2022	3,636
Fiscal 2023	3,076
Fiscal 2024	2,923
Thereafter	7,736
Total future fixed operating lease payments	$28,418

Less: Imputed interest	$3,048
Total operating lease liabilities	$25,370

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	4.0%
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

NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of December 31, 2019 and June 30, 2019.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2019, we have recorded a purchase obligation liability of $4.7 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of December 31, 2019. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $142.8 million to $191.2 million as of December 31, 2019, depending upon the timing of orders placed for these components by our manufacturers.

Other Obligations
As of December 31, 2019, the Company has other obligations of $7.7 million which consisted primarily of commitments related to raw materials and research and development projects.
As of December 31, 2019, the Company has an outstanding payment due on an aircraft of $7.5 million. See Note 6- Balance Sheet Components of the Notes to our Consolidated Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board. On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On February 11, 2019, the Court maintained the stay pending a status conference scheduled for December 2, 2019. During the status conference on December 2, 2019, the Court rejected a request from Vivato to lift the stay in part. The Court maintained the stay in full pending a further status conference scheduled for March 17, 2020.
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
On October 16, 2019, the parties in the Consolidated Class Action reached an agreement in principle to settle the Consolidated Class Action (the “Proposed Settlement”). Certain insurers of the Company have agreed to fully fund the Proposed Settlement, including any award of attorneys’ fees to Plaintiff’s counsel. The court preliminarily approved the Proposed Settlement on December 11, 2019. A final settlement hearing is currently scheduled for March 27, 2020, thus the Proposed Settlement remains subject to court approval.
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
On October 14, 2019, the parties entered into an agreement in principle to settle the Derivative Actions pursuant to which the Company agreed to adopt certain corporate governance modifications and commitments (the “Proposed Derivative Settlement”). Any award of attorneys’ fees to Plaintiffs’ counsel in connection with the Proposed Derivative Settlement will be fully funded by certain of the Company’s insurers. On November 1, 2019, the Court of Chancery entered an order staying the Gericke Action. On November 8, 2019, the California Superior Court entered an order staying the Franchi Action pending the Court’s review and approval of the Proposed Derivative Settlement. On December 20, 2019, the California Superior Court entered an order preliminarily approving the Proposed Derivative Settlement. A final settlement hearing is scheduled for March 10, 2020, thus the Proposed Derivative Settlement remains subject to court approval.
NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases

On November 6, 2019, the Company's Board of Directors approved a $200 million stock repurchase program (the "November Program"). Under the November Program, the Company is authorized to repurchase up to $200 million of common stock. The November Program expires on December 31, 2021. As of December 31, 2019, the Company had $200 million available for share repurchases under the November Program.
During the three months ended December 31, 2019, the Company repurchased and retired 995,495 shares of common stock at an average price per share of $120.11 for an aggregate amount of $119.6 million.
During the six months ended December 31, 2019, the Company repurchased and retired 4,631,029 shares of common stock at an average price per share of $115.70 for an aggregate amount of $535.8 million.
The following table provides information with respect to the Company's share repurchase programs and the activity under the available share repurchase programs during the six months ended December 31, 2019 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
November 9, 2018	$200 million	293,709	$121.9	$35.8	July 8, 2019 - August 12, 2019	$—	12/31/2019
August 9, 2019	$500 million	4,337,320	$115.3	$500.0	August 12, 2019 - October 28, 2019	$—	12/31/2020
November 8, 2019	$200 million	—	$—	$—	—	$200.0	12/31/2021

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company's comprehensive income consists of two components, net income and other comprehensive income (loss). Accumulated other comprehensive income reflects unrealized gains and losses that are recorded as an element of stockholders' equity but have been excluded from net income pursuant to GAAP. As of December 31, 2019 and June 30, 2019, the Company's accumulated other comprehensive income includes $0.1 million and $0.4 million respectively of net unrealized gains from our available-for-sale securities.
NOTE 13—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of December 31, 2019, the Company had 9,991,971 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Cost of revenues	$33	$261	$65	$294
Research and development	527	497	1,008	964
Sales, general and administrative	170	21	346	296
	$730	$779	$1,419	$1,554

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2019:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2019	44,847	$9.50	2.78	$5,472
Exercised	(17,870)	$7.13
Balance, December 31, 2019	26,977	$11.07	2.64	$4,800
Vested as of December 31, 2019	26,977	$11.07	2.64	$4,800
Vested and exercisable as of December 31, 2019	26,977	$11.07	2.64	$4,800
During the three months ended December 31, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.1 million and $1.9 million, respectively, as determined as of the date of option exercise.
During the six months ended December 31, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company's stock incentive plans was $3.2 million and $3.2 million, respectively, as determined as of the date of options exercise.
As of December 31, 2019, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and six months ended December 31, 2019 and 2018.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2019	112,786	$73.24
RSUs granted	12,152	$136.61
RSUs vested	(22,228)	$68.10
RSUs canceled	(4,215)	$81.35
Non-vested RSUs, December 31, 2019	98,495	$81.87
The intrinsic value of RSUs vested in the three months ended December 31, 2019 and 2018 was $1.6 million and $1.1 million, respectively.
The intrinsic value of RSUs vested in the six months ended December 31, 2019 and 2018 was $3.4 million and $2.0 million, respectively.
The total intrinsic value of all outstanding RSUs was $18.6 million as of December 31, 2019.
As of December 31, 2019, there were unrecognized compensation costs related to RSUs of $5.7 million which the Company expects to recognize over a weighted average period of 3.3 years.
NOTE 14—INCOME TAXES
The Company recorded tax provisions of $14.2 million and $32.0 million for the three and six months ended December 31, 2019 as compared to $10.6 million and $22.0 million for the three and six months ended December 31, 2018. The increase is primarily related to an increase in profit before tax for the six months ended December 31, 2019.
The Company’s estimated fiscal year 2020 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to our non-US operations under Global Intangible Low-Taxes Income (GILTI) provision.
As of December 31, 2019, the Company had approximately $31.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended December 31, 2019, the Company recorded an increase of its unrecognized tax benefits of $1.0 million and released $1.8 million of its unrecognized tax benefit due to the lapse of the applicable statute of limitation. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income.

Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of December 31, 2019, the Company had $4.4 million accrued interest related to uncertain tax matters.
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
In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (IRS) proposing an adjustment to income for the fiscal 2015 and 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts ("AOF") issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continues to propose an adjustment to the Company's income for its fiscal 2015 and 2016 tax years based on the IRS' interpretation of certain obligations of the Company's foreign subsidiaries under the Company's credit facilities. The incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the provisions of the credit facilities and applicable tax laws. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. As the Company believes that the tax originally paid in fiscal 2015 and 2016 is correct, it has not provided an additional reserve for this tax uncertainty. However, there is still a possibility that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
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
Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
Service Provider Technology	$97,716	32%	$113,222	37%	$213,642	34%	$218,179	37%
Enterprise Technology	210,568	68%	194,054	63%	417,919	66%	372,002	63%
Total revenues	$308,284	100%	$307,276	100%	$631,561	100%	$590,181	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
North America (1)	$129,966	42%	$121,234	39%	$277,917	44%	$240,605	41%
Europe, the Middle East and Africa ("EMEA")	120,607	39%	134,392	44%	246,447	39%	259,323	44%
Asia Pacific	32,804	11%	30,743	10%	62,521	10%	55,170	9%
South America	24,907	8%	20,907	7%	44,676	7%	35,083	6%
Total revenues	$308,284	100%	$307,276	100%	$631,561	100%	$590,181	100%
 (1) Revenue for the United States was $121.7 million and $114.5 million for the three months ended December 31, 2019 and 2018, respectively. Revenue for the United States was $263.6 and $226.8 for the six months ended December 31, 2019 and 2018, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2019	2018	2019	2018	2019	2019
Customer A	*	11%	*	10%	13%	13%
Customer B	12%	11%	13%	11%	14%	20%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.4 million and $0.9 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2019. The Company recognized a total of approximately $0.5 million and $0.9 million in expenses pursuant to the Aircraft Lease Agreement during the three and six months ended December 31, 2018, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
NOTE 17 - SUBSEQUENT EVENTS
Dividends
On February 4, 2020, the Company's Board of Directors approved a quarterly cash dividend of $0.30 per share payable on February 25, 2020 to shareholders of record at the close of business on February 18, 2020. The Company intends to pay regular quarter cash dividends of at least $0.30 per share for the remainder of fiscal year 2020. Any future dividends will be subject to the approval of the Company's Board of Directors.

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
Overview
We develop technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers. We target the service provider and enterprise markets through our highly engaged community of service providers, distributors, value added resellers, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. We target consumers through digital marketing, retail chains and, to a lesser extent, the Ubiquiti Community.

The majority of our resources consist of entrepreneurial and de-centralized research and development ("R&D"). We do not employ a traditional direct sales force, but instead drive brand awareness through online reviews and publications, our website, our distributors and the Company’s user community where customers can interface directly with our R&D, marketing, and support teams. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base market.
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
We distribute our products through a worldwide network of over 100 distributors and on-line retailers. The Company has a very broad installed base with over 101 million devices sold in over 200 countries and territories around the world, since inception.
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
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 96% of our revenues during the six months ended December 31, 2019.
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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 15% and 25%. On January 22, 2020, the United States of Trade Representative announced it will reduce Section 301 List 4A additional tariffs from 15% to 7.5% and the List 4B tariffs would not go into effect. These tariffs have already affected our operating results and margins. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
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
Results of Operations
Comparison of Three and Six Months Ended December 31, 2019 and 2018

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	(In thousands, except percentages)
Revenues	$308,284	100%	$307,276	100%	$631,561	100%	$590,181	100%
Cost of revenues (1)	163,198	53%	167,045	54%	335,084	53%	318,344	54%
Gross profit	145,086	47%	140,231	46%	296,477	47%	271,837	46%
Operating expenses:
Research and development (1)	24,041	8%	19,977	7%	44,293	7%	38,199	6%
Sales, general and administrative (1)	8,997	3%	10,597	3%	19,447	3%	24,363	4%
Litigation settlement	—	—%	18,000	6%	—	—%	18,000	3%
Total operating expenses	33,038	11%	48,574	16%	63,740	10%	80,562	14%
Income from operations	112,048	36%	91,657	30%	232,737	37%	191,275	32%
Interest expense and other, net	(12,085)	(4%)	(3,212)	(1%)	(16,738)	(3%)	(5,739)	(1%)
Income before income taxes	99,963	32%	88,445	29%	215,999	34%	185,536	31%
Provisions for income taxes	14,152	5%	10,649	3%	32,042	5%	22,037	4%
Net income	$85,811	28%	$77,796	25%	$183,957	29%	$163,499	28%

(1) Includes stock-based compensation as follows:
Cost of revenues	33		261		65		294
Research and development	527		497		1,008		964
Sales, general and administrative	170		21		346		296
Total stock-based compensation	730		779		1,419		1,554
Revenues
Total revenues increased $1.0 million, or 0.3%, from $307.3 million in the three months ended December 31, 2018 to $308.3 million in the three months ended December 31, 2019.
Total revenues increased $41.4 million, or 7%, from $590.2 million in the six months ended December 31, 2018 to $631.6 million in the six months ended December 31, 2019.
During the three and six months ended December 31, 2019, there were no material price changes in the Company's products sold.
However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	(in thousands, except percentages)
Service Provider Technology	$97,716	32%	$113,222	37%	$213,642	34%	$218,179	37%
Enterprise Technology	210,568	68%	194,054	63%	417,919	66%	372,002	63%
Total revenues	$308,284	100%	$307,276	100%	$631,561	100%	$590,181	100%
Service Provider Technology revenue decreased $15.5 million, or 14%, from $113.2 million in the three months ended December 31, 2018 to $97.7 million in the three months ended December 31, 2019.
Service Provider Technology revenue decreased $4.5 million, or 2%, from $218.2 million in the six months ended December 31, 2018 to $213.6 million in the six months ended December 31, 2019.
The decrease in Service Provider Technology revenue during the three months ended December 31, 2019 as compared to the same period in the prior year, was primarily due to decreased revenue in Europe, Middle East and Africa ("EMEA"), North America, South America and Asia Pacific.
The decrease in Service Provider Technology revenue during the six months ended December 31, 2019 as compared to the same period in the prior year, was primarily due to decreased revenue in EMEA, partially offset by an increase in revenue in North America.
Enterprise Technology revenue increased $16.5 million, or 9%, from $194.1 million in the three months ended December 31, 2018 to $210.6 million in the three months ended December 31, 2019.

Enterprise Technology revenue increased $45.9 million, or 12%, from $372.0 million in the six months ended December 31, 2018 to $417.9 million in the six months ended December 31, 2019.
The increase in Enterprise Technology revenue during the three and six months ended December 31, 2019 as compared to the same periods in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions other than EMEA.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	(in thousands, except percentages)
North America(1)	$129,966	42%	$121,234	39%	$277,917	44%	$240,605	41%
Europe, the Middle East and Africa ("EMEA")	120,607	39%	134,392	44%	246,447	39%	259,323	44%
Asia Pacific	32,804	11%	30,743	10%	62,521	10%	55,170	9%
South America	24,907	8%	20,907	7%	44,676	7%	35,083	6%
Total revenues	$308,284	100%	$307,276	100%	$631,561	100%	$590,181	100%
(1) Revenue for the United States was $121.7 million and $114.5 million for the three months ended December 31, 2019 and 2018, respectively. Revenue for the United States was $263.6 and $226.8 for the six months ended December 31, 2019 and 2018, respectively.
North America
Revenues in North America increased $8.7 million, or 7%, from $121.2 million in the three months ended December 31, 2018 to $130.0 million in the three months ended December 31, 2019.
Revenues in North America increased $37.3 million, or 16%, from $240.6 million in the six months ended December 31, 2018 to $277.9 million in the six months ended December 31, 2019.
The increase in North America revenues during the three months ended December 31, 2019 as compared to the same period in the prior year, was primarily due to increased revenues from our Enterprise Technology products, partially offset by decreased revenues in Service Provider Technology products.
The increase in North America revenues during the six months ended December 31, 2019 as compared to the same period in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA decreased $13.8 million, or 10%, from $134.4 million in the three months ended December 31, 2018 to $120.6 million in the three months ended December 31, 2019.
Revenues in EMEA decreased $12.9 million, or 5% from $259.3 million in the six months ended December 31, 2018 to $246.4 million in the six months ended December 31, 2019.
The decrease in EMEA revenues during the three and six months ended December 31, 2019 as compared to the same periods in the prior year was primarily due to decreased revenues from both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $2.1 million, or 7%, from $30.7 million in the three months ended December 31, 2018 to $32.8 million in the three months ended December 31, 2019.
Revenues in the Asia Pacific region increased $7.4 million, or 13%, from $55.2 million in the six months ended December 31, 2018 to $62.5 million in the six months ended December 31, 2019.
The increase in Asia Pacific revenues during the three months ended December 31, 2019 as compared to the same period in the prior year was primarily due to increased revenues from our Enterprise Technology, partially offset by decreased revenues in Service Provider Technology products.

The increase in Asia Pacific revenues during the six months ended December 31, 2019 as compared to the same period in the prior year was primarily due to increased revenues from our Enterprise Technology products, partially offset by decreased revenues in Service Provider Technology products.
South America
Revenues in South America increased $4.0 million, or 19%, from $20.9 million in the three months ended December 31, 2018 to $24.9 million in the three months ended December 31, 2019.
Revenues in South America increased $9.6 million, or 27%, from $35.1 million in the six months ended December 31, 2018 to $44.7 million in the six months ended December 31, 2019.
The increase in South America revenues during the three months ended December 31, 2019 as compared to the same period in the prior year was primarily due to increased revenues from our Enterprise Technology, partially offset by decreased revenues in Service Provider Technology products.
The increase in South America revenues during the six months ended December 31, 2019 as compared to the same period in the prior year was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues decreased $3.8 million, or 2%, from $167.0 million in the three months ended December 31, 2018 to $163.2 million in the three months ended December 31, 2019. The decrease is primarily due to lower direct costs, partially offset by higher tariffs and increased inventory reserves.
Cost of revenues increased $16.7 million, or 5%, from $318.3 million in the six months ended December 31, 2018 to $335.1 million in the six months ended December 31, 2019. The increase is primarily due to cost increases associated with an overall increase in revenue, higher tariffs, higher indirect costs, and increased inventory reserves.
Gross profit margin increased to 47% during both the three and six months ended December 31, 2019 as compared to 46% during both the three and six months ended December 31, 2018.
The increase in gross profit margin during the three months ended December 31, 2019 was primarily driven by favorable changes in product mix, in part offset by an increase in tariffs, higher indirect costs and increase in inventory reserves.
The increase in gross profit margin during the six months ended December 31, 2019 was primarily driven by favorable changes in product mix, partially offset by an increase in tariffs, higher indirect costs and increase in inventory reserves.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $4.1 million, or 20%, from $20.0 million in the three months ended December 31, 2018 to $24.0 million in the three months ended December 31, 2019. As a percentage of revenues, R&D expenses increased from 7% for the three months ended December 31, 2018 to 8% for the three months ended December 31, 2019.
R&D expenses increased $6.1 million, or 16%, from $38.2 million in the six months ended December 31, 2018 to $44.3 million in the six months ended December 31, 2019. As a percentage of revenues, R&D expenses increased from 6% for the six months ended December 31, 2018 to 7% for the six months ended December 31, 2019
The increase in R&D expenses in absolute dollars for both the three and six months ended December 31, 2019 as compared to the same periods in the prior year was primarily due to higher employee related expenses and other development activities.
Sales, General and Administrative
Sales, general and administrative ("SG&A) expenses decreased $1.6 million, or 15%, from $10.6 million in the three months ended December 31, 2018 to $9.0 million in the three months ended December 31, 2019. As a percentage of revenues, SG&A expenses remained flat at 3% for the three months ended December 31, 2019 and 2018.
SG&A expenses decreased $4.9 million, or 20%, from $24.4 million in the six months ended December 31, 2018 to $19.4 million for the six months ended December 31, 2019. As a percentage of revenues, SG&A expenses decreased from 4% for the six months ended December 31, 2018 to 3% for the six months ended December 31, 2019.
The decrease in SG&A expenses in absolute dollars for both the three and six months ended December 31, 2019 as compared to the same periods in the prior year was primarily due to lower professional fees offset, in part, by higher marketing expenses.
Litigation Settlement
On February 3, 2017, Synopsys, Inc. (“Synopsys”) filed a complaint against the Company, one of our subsidiaries and an employee in the United States District Court for the Northern District of California, alleging claims under the Digital Millennium Copyright Act. During fiscal year 2019, the Company and Synopsys entered into a settlement pursuant to which the

Company paid $18 million to Synopsys and agreed to a permanent injunction to prevent any unlicensed use of Synopsys’s software. As a result of the settlement, the litigation with Synopsys was dismissed. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.
Interest expense and other, net
In second quarter fiscal 2020, the Company recorded a $5.0 million unrealized loss related to an impairment charge on a cost-based investment.
Provision for Income Taxes
Our provision for income taxes increased $3.5 million, or 33%, from $10.6 million for the three months ended December 31, 2018 to $14.2 million for the three months ended December 31, 2019. Our effective tax rate increased to 14.2% for the three months ended December 31, 2019 as compared to 12.0% for the three months ended December 31, 2018.
Our provisions for income taxes increased $10.0 million, or 45%, from $22.0 million for the six months ended December 31, 2018 to $32.0 million for the six months ended December 31, 2019. Our effective tax rate increased to 15% for the six months ended December 31, 2019 as compared to 12% for the six months ended December 31, 2018.
The change in effective tax rates for the three and six months ended December 31, 2019 as compared to the same periods in the prior year, was primarily driven by an increase in estimated GILTI inclusion under section 951A.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $100.0 million and $238.1 million as of December 31, 2019 and June 30, 2019, respectively.
In fiscal year 2019, the Company began investing cash in various fixed income available-for-sale securities. As of December 31, 2019 and June 30, 2019, we held $27.6 million and $101.5 million, respectively, in available-for-sale securities. Our securities investment portfolio consists of high quality investment grade securities from diverse issuers.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$243,338	$144,583
Net cash provided by (used in) investing activities	55,313	(156,113)
Net cash (used in) financing activities	(436,794)	(361,817)
Net (decrease) in cash and cash equivalents	$(138,143)	$(373,347)
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2019 consisted primarily of net income of $184.0 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $40.5 million. This net change consisted primarily of a $11.3 million decrease in inventory and $4.4 million decrease in vendor deposits, a $8.7 million decrease in accounts receivable due to increased collection for the period, a $36.4 million increase in net accounts payable and accrued liabilities, a $24.4 million decrease in taxes payable due to the timing of federal tax payments and a $3.2 million decrease in prepaid expense and other assets.
Net cash provided by operating activities in the six months ended December 31, 2018 consisted primarily of net income of $163.5 million partially offset by changes in operating assets and liabilities that results in net cash outflows of $24.6 million. This net change was primarily driven by outflows arising from a $154.5 million increase in inventory, partially offset by $15.4 million decrease in vendor deposit, and $4.6 million decrease in taxes payable due to the timing of federal tax payments. These outflows were partly offset by $108.3 million increase in net accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities in the six months ended December 31, 2019 was $55.3 million. Our investing activities consisted primarily of cash inflows of $75.5 million net proceeds from our available-for-sale securities offset, in part by cash outflows of $15.0 million related to deposits on an aircraft and $5.2 million of capital expenditures.
The Company used $156.1 million of cash in investing activities during the six months ended December 31, 2018. For the six months ended December 31, 2018, our investing activities consisted of net purchases of available-for-sale securities of $145.5 million, purchase of private equity investment of $5.0 million, and capital expenditures and purchase of intangible assets of $5.6 million.
Cash Flows from Financing Activities
The Company used $436.8 million of cash in financing activities during the six months ended December 31, 2019. During the six months ended December 31, 2019, we generated $145.0 million of net funds from borrowing and repayments under the Facilities, which were more than offset by financing cash outflows of $538.0 million related to the repurchase of our common stock, $40.1 million related to dividends paid on our common stock and $3.1 million of debt issuance costs related to the Third Amendment. See Note 8- Debt of the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Facilities.
The Company used $361.8 million of cash in financing activities during the six months ended December 31, 2018. During the six months ended December 31, 2018, we had financing cash outflows of $313.1 million related to the repurchase of our common stock, $36.1 million related to dividends paid on our common stock and $12.5 million repayment on our term loan under the Facilities.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under the Facilities and short-term and long-term investments will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2019.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of December 31, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds, under the Facilities and short-term and long-term investments. As of December 31, 2019, our principal commitments consist primarily of obligations under leases for various real estate spaces, purchase commitments with our contract manufacturers and suppliers, and debt and interest obligations. See Note 8- Debt, Note 9- Leases and Note 10- Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q for future payment commitments under leases, purchase commitments and debt obligations as of December 31, 2019, respectively.

The following table summarizes the Company's other contractual obligations as of December 31, 2019 for the remainder of fiscal 2020 and future fiscal years (in thousands):

	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Transition Tax	—	9,004	9,004	9,004	16,882	50,645	94,539
Other obligations	15,186	—	—	—	—	—	15,186
Total	$15,186	$9,004	$9,004	$9,004	$16,882	$50,645	$109,725
Transition Tax
The Company has obligations of $94.5 million as of December 31, 2019, related to Transition Tax. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
As of December 31, 2019, the Company has other obligations of $7.7 million which consisted primarily of commitments related to raw materials and research and development projects.
As of December 31, 2019, the Company has an outstanding payment due on an aircraft of $7.5 million. See Note 6- Balance Sheet Components of the Notes to our Consolidated Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Unrecognized Tax Benefits
As of December 31, 2019, we had $31.2 million and an additional $4.4 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Note About Forward-Looking Statements
When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of our sources of liquidity to meet such needs, our Facilities, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on results, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, and the risks set forth throughout this Report, including under Part II: "Other Information", Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $100.0 million and $238.1 million as of December 31, 2019 and June 30, 2019, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase.

These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our Credit Agreement. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2019, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $13.0 million over the next twelve months.
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
As of December 31, 2019, the Company held $27.6 million in total investments, which consists of various fixed income available-for-sale securities.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $1.5 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm Atheros, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.
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
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit". As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017, and, following agreed extensions between the European Council and the United Kingdom on March 22, 2019, April 11, 2019 and October 28, 2019, "Brexit" became effective on January 31, 2020 under the terms of a Withdrawal Agreement that was ratified by the U.K. Parliament, and the European Parliament in Brussels, in late January 2020. Under the Withdrawal Agreement, a "transition period" will come into force for eleven months, from February 1, 2020 until December 31, 2020. Although the Withdrawal Agreement ensures that a "no-deal" or "cliff-edge" Brexit was avoided on January 31, 2020, there is no certainty that a similar effect will be avoided at the end of 2020. This could continue to cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.
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

•business disruptions created by health crises and outbreaks of communicable diseases, especially in China, including the recent outbreak of the virus known as the coronavirus;
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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. Policies and statements by the current White House administration has created uncertainty with how trade might be affected between the U.S. and the rest of the world, and China, in particular. For example, in June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 15% and 25%. On January 22, 2020, the United States of Trade Representative announced it will reduce Section 301 List 4A additional tariffs from 15% to 7.5% and that List 4B tariffs would not go into effect. These tariffs have already affected our operating results and margins. The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.
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
Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers, are located in areas likely to be subject to natural disasters and public health problems.
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
Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and the 2019 novel coronavirus. Public health problems may result in quarantines, business closures, transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition.
In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. Since we have not only operations and suppliers, but also customers based in Asia, an outbreak of these or any other communicable diseases in Asia or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations and financial condition.
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
As of December 31, 2019, our balance outstanding under the Credit Agreement for our Term Facility and Revolving Facility, was $487.5 million and $155.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
As of February 7, 2020, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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
The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development ("OECD") to address base erosion and profit shifting ("BEPS"), and additional amendments or guidance regarding comprehensive U.S. tax reform, among other things, may change certain U.S. tax rules impacting the way U.S. multinationals are taxed, increase tax uncertainty and adversely impact our provision for income taxes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Common Stock repurchases activity under the share repurchase program during the three months ended December 31, 2019 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
October 1, 2019 - October 31, 2019	995,495	$120.11	995,495	$200,000
November 1, 2019 - November 30, 2019	—	$—	—	$200,000
December 1, 2019 - December 31, 2019	—	$—	—	$200,000
Total	995,495	$120.11	995,495	$200,000

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6.
Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	February 7, 2020	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 7, 2020	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)