Form 10-Q
period 2020-03-31
Ubiquiti Inc.
filed 2020-05-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2020, 63,684,168 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$77,781	$238,147
Investments — short-term	6,932	69,866
Accounts receivable, net of allowance for doubtful accounts of $203 and $203 at March 31, 2020 and June 30, 2019, respectively	173,882	156,043
Inventories	205,244	264,281
Vendor deposits	8,021	11,608
Prepaid income taxes	19	23
Prepaid expenses and other current assets	10,917	13,843
Total current assets	482,796	753,811
Property and equipment, net	79,048	13,618
Operating lease right-of-use assets, net	23,459	—
Deferred tax assets — long-term	2,784	2,910
Investments — long-term	5,113	31,585
Other long-term assets	27,419	73,941
Total assets	$620,619	$875,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,017	$38,722
Income taxes payable	8,369	25,556
Debt — short-term	24,067	30,675
Other current liabilities	84,296	84,233
Total current liabilities	177,749	179,186
Income taxes payable — long-term	116,036	124,262
Operating lease liabilities —long-term	17,230	—
Debt — long-term	659,447	464,700
Other long-term liabilities	6,143	8,440
Total liabilities	976,605	776,588
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
63,783,333 and 69,472,568 outstanding as of March 31, 2020 and June 30, 2019, respectively	64	69
Additional paid–in capital	—	—
Accumulated other comprehensive income	(22)	393
Retained (deficit) earnings	(356,028)	98,815
Total stockholders’ equity (deficit)	(355,986)	99,277
Total liabilities and stockholders’ equity	$620,619	$875,865
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues	$337,417	$284,911	$968,978	$875,092
Cost of revenues	177,782	152,081	512,866	470,425
Gross profit	$159,635	$132,830	$456,112	$404,667
Operating expenses:
Research and development	21,672	21,341	65,965	59,540
Sales, general and administrative	10,606	9,352	30,053	33,715
Litigation settlement	—	—	—	18,000
Total operating expenses	32,278	30,693	96,018	111,255
Income from operations	127,357	102,137	360,094	293,412
Interest expense and other, net	(6,618)	(3,447)	(23,356)	(9,186)
Income before income taxes	120,739	98,690	336,738	284,226
Provisions for income taxes	17,017	10,390	49,059	32,427
Net income	$103,722	$88,300	$287,679	$251,799
Net income per share of common stock:
Basic	$1.60	$1.25	$4.36	$3.50
Diluted	$1.60	$1.25	$4.35	$3.50
Weighted average shares used in computing net income per share of common stock:
Basic	64,630	70,540	66,003	71,856
Diluted	64,699	70,692	66,094	72,036

Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities	$(90)	$325	$(415)	$177
Other comprehensive (loss) gains	(90)	325	(415)	177
Comprehensive income	$103,632	$88,625	$287,264	$251,976
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three and Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	98,146	—	98,146
Other comprehensive income (loss)	—	—	—	—	(153)	(153)
Stock options exercised	678	—	3	—	—	3
Restricted stock units issued, net of tax withholdings	9,743	—	(501)	—	—	(501)
Repurchases of Common Stock	(3,635,534)	(3)	(191)	(416,025)	—	(416,219)
Stock-based compensation expense	—	—	689	—	—	689
Dividends Paid on Common Stock ($0.30 per share)	—	—	—	(20,669)	—	(20,669)
Balances at September 30, 2019	65,847,455	$66	$—	$(239,733)	$240	$(239,427)
Net Income	—	—	—	85,811	—	85,811
Other comprehensive income (loss)	—	—	—	—	(172)	(172)
Stock options exercised	17,192	—	124	—	—	124
Restricted stock units issued, net of tax withholdings	7,935	—	(139)	—	—	(139)
Repurchases of Common Stock	(995,495)	(1)	(250)	(119,321)	—	(119,572)
Stock-based compensation expense	—	—	730	—	—	730
Dividends Paid on Common Stock ($0.30 per share)	—	—	—	(19,460)	—	(19,460)
Balances at December 31, 2019	64,877,087	$65	$465	$(292,703)	$68	$(292,105)
Net Income	—	—	—	103,722	—	103,722
Other comprehensive income (loss)	—	—	—	—	(90)	(90)
Stock options exercised	2,478	—	25	—	—	25
Restricted stock units issued, net of tax withholdings	16,374	—	(416)	—	—	(416)
Repurchases of Common Stock	(1,112,606)	(1)	(799)	(147,600)	—	(148,400)
Stock-based compensation expense	—	—	725	—	—	725
Dividends Paid on Common Stock ($0.30 per share)	—	—	—	(19,447)	—	(19,447)
Balances at March 31, 2020	63,783,333	$64	$—	$(356,028)	$(22)	$(355,986)

	Three and Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	85,703	—	85,703
Other comprehensive income (loss)	—	—	—	—	(146)	(146)
Stock options exercised	17,378	—	194	—	—	194
Restricted stock units issued, net of tax withholdings	6,151	—	(365)	—	—	(365)
Repurchases of Common Stock	(1,238,163)	(1)	(997)	(111,766)	—	(112,764)
Stock-based compensation expense	—	—	775	—	—	775
Dividends Paid on Common Stock ($0.25 per share)	—	$—	$—	$(18,506)	$—	$(18,506)
Balances at September 30, 2018	72,857,887	$73	$—	$270,712	$(146)	$270,639
Net Income	—	—	—	77,796	—	77,796
Other comprehensive income (loss)	—	—	—	—	(2)	(2)
Stock options exercised	18,748	—	186	—	—	186
Restricted stock units issued, net of tax withholdings	10,378	—	(114)	—	—	(114)
Repurchases of Common Stock	(2,287,975)	(2)	(851)	(205,462)	—	(206,315)
Stock-based compensation expense	—	—	779	—	—	779
Dividends Paid on Common Stock ($0.25 per share)	—	$—	$—	$(17,633)	$—	$(17,633)
Balances at December 31, 2018	70,599,038	$71	$—	$125,413	$(148)	$125,336
Net Income	—	—	—	88,300	—	88,300
Other comprehensive income (loss)	—	—	—	—	325	325
Stock options exercised	50,318	—	430	—	—	430
Restricted stock units issued, net of tax withholdings	17,871	—	(413)	—	—	(413)
Repurchases of Common Stock	(91,249)	—	—	(8,999)	—	(8,999)
Stock-based compensation expense	—	—	752	—	—	752
Dividends Paid on Common Stock ($0.25 per share)	—	—	—	(17,631)	—	(17,631)
Balances at March 31, 2019	70,575,978	$71	$769	$187,083	$177	$188,100

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$287,679	$251,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,098	5,474
Impairment of cost based investment	5,000	—
Amortization of debt issuance costs	1,308	836
Non-cash lease expense	1,085	—
Premium amortization and (discount accretion), net	(56)	(555)
Write off unamortized debt issuance costs	105	—
Provision for inventory obsolescence	5,823	2,995
Provision for loss on vendor deposits and purchase commitments	1,587	2,333
Stock-based compensation	2,144	2,306
Deferred Taxes	126	—
Other, net	102	(399)
Changes in operating assets and liabilities:
Accounts receivable	(17,839)	14,888
Inventories	53,293	(180,749)
Vendor deposits	2,442	16,170
Prepaid income taxes	4	(3,533)
Prepaid expenses and other assets	3,399	(4,576)
Accounts payable	22,715	77,362
Income taxes payable	(25,413)	4,286
Deferred revenues	1,093	8,687
Accrued and other liabilities	(14,365)	(39,070)
Net cash provided by operating activities	$335,330	$158,254
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(28,786)	(7,701)
Private equity investment	—	(5,000)
Purchase of investments	(27,957)	(200,791)
Proceeds from sale of investments	103,848	69,670
Proceeds from maturities of investments	13,272	29,831
Net cash provided by (used in) investing activities	$60,377	$(113,991)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	37,500	—
Proceeds from borrowing under the credit facility- Revolver	340,000	—
Repayment against credit facility- Revolver	(170,000)	—
Repayment against credit facility- Term	(18,750)	(18,750)
Debt Issuance Costs	(3,138)	—
Repurchases of common stock	(681,205)	(328,078)
Payment of common stock cash dividends	(59,576)	(53,770)
Proceeds from exercise of stock options	152	810
Tax withholdings related to net share settlements of restricted stock units	(1,056)	(892)
Net cash (used in) financing activities	$(556,073)	$(400,680)
Net (decrease) in cash and cash equivalents	(160,366)	(356,417)
Cash and cash equivalents at beginning of period	238,147	666,681
Cash and cash equivalents at end of period	$77,781	$310,264
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$74,465	$31,284
Interest paid	$17,513	$18,228
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$5,665	$—
Unpaid stock repurchases	$5,210	$—
Unpaid property and equipment and other long-term assets	$19	$120
Net unsettled investment purchases (sales and maturities)	$117	$(29)
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
Basis of Presentation— The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2019 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2019, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2019 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future periods.
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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) and in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) (collectively referred to as “ASC 842”). This guidance requires the recognition of ROU assets and lease liabilities, arising from financing and operating leases, on the consolidated balance sheet, along with additional qualitative and quantitative disclosures. Companies are required to adopt this guidance using a modified retrospective approach and apply the transition provisions under the guidance at either 1) the later of the beginning of the earliest comparative period presented in the financial statements and the commencement date of the lease, or 2) the beginning of the period of adoption (i.e. on the effective date). Under the transition method using the second application date, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
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
Recent Accounting Pronouncements Not Yet Effective
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. ASU 2016-13 is effective for the Company’s fiscal year beginning July 1, 2020 on a modified retrospective basis. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures; however, we do not believe that the adoption of this standard will have a material impact on the Company's consolidated financial position or results of operations.
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which amends the existing guidance relating to the accounting for income taxes. ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company’s fiscal year beginning July 1, 2021. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
NOTE 3—REVENUES
Revenue is primarily generated from the sale of hardware as well as the related implied post contract services (“PCS”).
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
As of March 31, 2020 and June 30, 2019, the Company’s customer deposits were $1.0 million and $3.0 million, respectively.
As of March 31, 2020, the Company’s deferred revenue, included in current liabilities and non-current liabilities, was $16.9 million and $6.1 million, respectively.
As of June 30, 2019, the Company’s deferred revenue, included in current liabilities and non-current liabilities, was $15.3 million and $6.5 million, respectively.
NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS
Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The accounting guidance establishes a three-tier fair value hierarchy that requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1—Quoted prices in active markets for identical assets or liabilities;
Level 2—Inputs other than the quoted prices in active markets, that are observable either directly or indirectly;
Level 3—Unobservable inputs based on the Company’s own assumption.
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
The Company held no Level 3 financial instruments as of March 31, 2020 and June 30, 2019.
The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$543	$—	$—	$543	$543	$—	$—
Subtotal	$543	$—	$—	$543	$543	$—	$—

Level 2
Corporate securities	12,067	36	(58)	12,045	—	6,932	5,113
Subtotal	$12,067	$36	$(58)	$12,045	$—	$6,932	$5,113

Total	$12,610	$36	$(58)	$12,588	$543	$6,932	$5,113
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
During the three and nine months ended March 31, 2020 the Company reclassified realized net loss of $6.7 thousand and realized net gain of $378.0 thousand to earnings from accumulated other comprehensive income related to unrealized gains or losses. For the three and nine months ended March 31, 2019, the Company reclassified realized net gain of $25.5 thousand and $24.5 thousand to earnings from accumulated other comprehensive income related to unrealized gains or losses.
During the three months ended March 31, 2020 and 2019, the Company had $0.2 million and $0.7 million, respectively, of interest income on our investment securities.
During the nine months ended March 31, 2020 and 2019, the Company had $1.0 million and $2.2 million, respectively, of interest income on our investment securities.
The following table represents the Company’s marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$7,175	$—	$7,175
Unrealized Loss	$(58)	$—	$(58)

	June 30, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$8,072	$—	$8,072
Unrealized Loss	$(3)	$—	$(3)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended March 31, 2020 and 2019.
The following table represents the adjusted costs and fair value of investment by contractual maturity as of March 31, 2020 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$7,479	$7,475
Due after 1 year through 5 years	5,131	5,113
Total	$12,610	$12,588

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of March 31, 2020 and June 30, 2019, the Company had an outstanding loan associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of March 31, 2020 and June 30, 2019, the fair value of the Company’s debt carried at historical cost was $686.3 million and $497.5 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income	$103,722	$88,300	$287,679	$251,799
Denominator:
Weighted-average shares used in computing basic earnings per share	64,630	70,540	66,003	71,856
Add—dilutive potential common shares:
Stock options	24	79	33	101
Restricted stock units	45	73	58	79
Weighted-average shares used in computing diluted net income per share	64,699	70,692	66,094	72,036
Net income per share of common stock:
Basic	$1.60	$1.25	$4.36	$3.50
Diluted	$1.60	$1.25	$4.35	$3.50
The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation as including them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Restricted stock units	11	—	4	1

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Finished goods	$201,966	$260,895
Raw materials	3,278	3,386
Total	$205,244	$264,281

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Testing equipment	$12,439	$10,258
Tooling equipment	13,136	10,624
Leasehold improvements	12,511	11,712
Computer and other equipment	7,503	7,264
Software	7,242	6,870
Furniture and fixtures	2,031	2,083
Corporate aircraft	64,224	—
Property and Equipment, Gross	119,086	48,811
Less: Accumulated depreciation	(40,038)	(35,193)
Property and Equipment, Net	$79,048	$13,618
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Deposits on aircraft (1)	$—	$42,000
Hong Kong tax deposit (2)	19,960	19,960
Intangible assets, net (3)	3,095	3,257
Other long-term assets (4)	4,364	8,724
Total	$27,419	$73,941
(1) The Company made $57 million in deposits related to the purchase of an airplane through December 31, 2019. During the third quarter of fiscal 2020, the Company made its final payment that was due upon transfer of title and receipt of the airplane. As a result, the Company reclassified the $57 million in deposits related to the purchase, to Property and Equipment, net on our Consolidated Balance Sheet. As a result of an independent security study, the Company’s independent directors approved the purchase of the airplane, which Mr. Pera will be expected to use for all business and personal air travel.
(2) The Company made a total of $20.0 million of deposits with the Hong Kong Inland Revenue Department (“IRD”) in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2012 tax years. Of that amount, $13.4 million was made during fiscal year 2019 and $6.6 million made during fiscal year 2018. We expect the $20 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14, to the consolidated financial statements, for additional details regarding this ongoing tax audit.
(3) Accumulated amortization was $1.8 million and $1.6 million as of March 31, 2020 and June 30, 2019, respectively.
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

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Deferred revenue — short-term	$16,872	15,338
Accrued expenses	10,807	14,203
Lease liability— current	7,314	—
Warranty accrual	4,544	4,518
Accrued compensation and benefits	3,184	3,866
Customer deposits	1,048	2,982
Reserve for sales returns	964	783
Other payables	39,563	42,543
Total	$84,296	$84,233

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Deferred Revenue — long-term	$6,085	$6,525
Other long-term liabilities	58	1,915
Total	$6,143	$8,440

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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2020	2019
Beginning balance	$4,518	$3,840
Accruals for warranties issued during the period	5,828	5,748
Changes in liability for pre-existing warranties during the period	408	(34)
Settlements made during the period	(6,210)	(5,214)
Ending balance	$4,544	$4,340

NOTE 8—DEBT
On September 9, 2019, Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited (the “Cayman Borrower”), as a released party, and certain subsidiaries entered into the Third Amendment (the “Third Amendment”) to the Second Amended & Restated Credit Agreement, dated January 17, 2018 (as amended by the First Amendment, dated as of June 19, 2018, and the Second Amendment dated as of March 15, 2019, the “Second A&R Credit Agreement”, and as further amended by the Third Amendment, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that provides for a $700 million senior secured revolving credit facility (the “Revolving Facility”) and a $500 million senior secured term loan facility (the “Term Facility”, together with the Revolving Facility, the “Facilities”), with an option to request increases in the amounts of such credit facilities by up to an additional $400 million in the aggregate. The maturity date for the credit facility remains at January 17, 2023.
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
The Third Amendment replaced the Company’s existing $400 million senior secured revolving facility and $500 million senior secured term loan facility under the Second A&R Credit Agreement.
At the closing of the Third Amendment, the Term Facility was fully drawn, of which $462.5 million and $0.5 million was used to repay the prior term facility under the Second A&R Credit Agreement for principal and interest, respectively. Additionally, $120.0 million was drawn under the Revolving Facility.
The Company incurred $3.1 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the Facilities.
Our Debt consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Term Loan - short term	$25,000	$31,250
Debt issuance costs, net	(933)	(575)
Total Debt - short term	24,067	30,675
Term Loan - long term	456,250	431,250
Revolver - long term	205,000	35,000
Debt issuance costs, net	(1,803)	(1,550)
Total Debt - long term	$659,447	$464,700
The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company’s common stock. Under the Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until January 17, 2023, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 1.25% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty. Revolving and term loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate (or replacement rate) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate (or replacement rate) for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type. The Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) a minimum consolidated interest coverage ratio of 3.5 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The obligations of Ubiquiti Inc. and certain domestic subsidiaries, if any, under the Credit Agreement are required to be guaranteed by such domestic subsidiaries (the “Domestic Guarantors”) and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Inc. and the Domestic Guarantors.
Third Amendment
As of March 31, 2020, $481.3 million was outstanding on the Term Facility and $205.0 million on the Revolving Facility, leaving $495.0 million available on the Revolving Facility.
Term Facility:
Under the Credit Agreement, during the three months ended March 31, 2020, the Company made aggregate payments of $10.5 million under the Term Facility, of which $6.3 million was repayment of principal and $4.2 million was payment of interest. During the nine months ended March 31, 2020, the Company made aggregate payments of $31.9 million under the Term Facility, of which $18.8 million was repayment of principal and $13.2 million was payment of interest.
Revolving Facility:
Under the Credit Agreement, during the three months ended March 31, 2020, the Company made aggregate payments of $51.8 million under the Revolving Facility, of which $50.0 million was repayment of principal and $1.8 million was payment of interest. During the nine months ended March 31, 2020, the Company made aggregate payments of $174.4 million under the Revolving Facility, of which $170.0 million was repayment of principal and $4.4 million was payment of interest.

As of March 31, 2020, the interest rate on the term loan was 2.74%. As of April 30, 2020, the most currently available reset date, the Term Facility has an interest rate of 2.15%.
The table below shows the respective interest rates as of March 31, 2020, in addition to the interest rate reset dates as available for each revolver draw.

Debt Payment Obligations	Interest Rate as of March 31, 2020	Rate Reset Date	Reset Rate
$120 Million Revolver	2.55%	April 14, 2020	2.58%
$50 Million Revolver	2.67%	April 23, 2020	2.37%
$25 Million Revolver	2.36%	April 20, 2020	2.47%
$10 Million Revolver	2.45%	April 16, 2020	2.54%

The following table summarizes our estimated debt and interest payment obligations as of March 31, 2020, for the remainder of fiscal 2020 and future fiscal years (in thousands):

	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Debt payment obligations	$6,250	$25,000	$25,000	$630,000	$—	$—	$686,250
Interest and other payments on debt payment obligations (1)	4,967	19,490	18,795	10,051	—	—	53,303
Total	$11,217	$44,490	$43,795	$640,051	$—	$—	$739,553
(1) - Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2020. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.
NOTE 9—LEASES
On July 1, 2019, we adopted the new accounting standard ASC 842, Leases, using the modified retrospective method. We elected this adoption date as our date of initial application. As a result, we have not updated financial information related to, nor have we provided disclosures required under ASC 842 for, periods prior to July 1, 2019. The primary changes to our policies relate to recognizing most leases on our consolidated balance sheet as liabilities with corresponding right-of-use (“ROU”) assets.
The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of March 31, 2020, we did include such options in determining the lease terms for certain of our leases because when we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
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
The following table summarizes our lease costs for the three and nine months ended March 31, 2020 (in thousands):

	Financial Statement Classification	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease costs:
Fixed lease costs	Operating expenses	$1,568	$4,415
Fixed lease costs	Cost of revenues	515	1,553
Variable lease costs	Operating expenses	81	256
Variable lease costs	Cost of revenues	107	309
Total lease costs		$2,271	$6,533
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the nine months ended March 31, 2020 was $0.2 million. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and nine months ended March 31, 2020, cash paid for amounts associated with our operating lease liabilities were approximately $2.3 million and $6.6 million which were classified as operating activities in the consolidated statement of cash flows.
The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2020:

Remainder of Fiscal 2020	$2,080
Fiscal 2021	7,165
Fiscal 2022	3,826
Fiscal 2023	3,271
Fiscal 2024	3,124
Thereafter	7,960
Total future fixed operating lease payments	$27,426

Less: Imputed interest	$2,882
Total operating lease liabilities	$24,544

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	4.0%
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

NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of March 31, 2020 and June 30, 2019.
Purchase Obligations
We subcontract with third parties to manufacture our products. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of March 31, 2020, we have recorded a purchase obligation liability of $3.0 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of March 31, 2020. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $139.0 million to $311.0 million as of March 31, 2020, depending upon the timing of orders placed for these components by our manufacturers.
Other Obligations
As of March 31, 2020, the Company has other obligations of $17.0 million which consisted primarily of commitments related to raw materials and research and development projects.
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
Legal Matters
The Company may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Taking all of the above factors into account, the Company records an amount where it is probable that the Company will incur a loss and where that loss can be reasonably estimated. However, the Company’s estimates may be incorrect and the Company could ultimately incur more or less than the amounts initially recorded. The Company may also incur significant legal fees, which are expensed as incurred, in defending against these claims. The Company is not currently aware of any pending or threatened litigation that would have a material adverse effect on the Company’s financial statements.
Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board. On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On February 11, 2019, the Court maintained the stay pending a status conference scheduled for December 2, 2019. During the status conference on December 2, 2019, the Court rejected a request from Vivato to lift the stay in part. The Court maintained the stay in full pending a further status conference, which was originally scheduled for March 17, 2020 and subsequently rescheduled for June 8, 2020.
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
Shareholder Class Actions

On February 21, 2018, a purported class action, captioned Paul Vanderheiden v. Ubiquiti Networks, Inc. et al., No. 18-cv-01620 (the “Vanderheiden Action”), was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The Vanderheiden Action complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported overstatements of the Company’s online community user engagement metrics and accounts receivable. On February 28, 2018 and March 13, 2018, substantially similar purported class actions, captioned Xiya Qian v. Ubiquiti Networks, Inc. et al., No. 18-cv-01841 (the “Qian Action”) and John Kho v. Ubiquiti Networks, Inc. et al., No. 18-cv-02242 (the “Kho Action”, together with the Vanderheiden Action and the Qian Action, the “Class Actions”), respectively, were filed in the United States District Court for the Southern District of New York. On October 24, 2018, the Court consolidated the Class Actions and appointed lead plaintiff and lead counsel (the “Consolidated Class Action”). Plaintiff filed its Consolidated Amended Complaint on December 24, 2018. On March 21, 2019, Defendants informed the Court that they were prepared to move to dismiss the Consolidated Amended Complaint but that, consistent with the Court’s individual practices, they would refrain from filing that motion pending receipt of further guidance from the Court.
On October 16, 2019, the parties in the Consolidated Class Action reached an agreement in principle to settle the Consolidated Class Action (the “Settlement”). The Court granted final approval of the Settlement on March 27, 2020, dismissing the Consolidated Class Action with prejudice. The Settlement, which included an award of attorneys’ fees to Plaintiffs’ counsel, was fully funded by certain of the Company’s insurers.
Shareholder Derivative Actions & Section 220 Demand
On March 13, 2018, Anthony Franchi filed a shareholder derivative complaint in the Superior Court of the State of California, County of San Mateo, against the Company’s directors, and certain of its officers (the “Franchi Action”). The Company was named as a nominal defendant. The complaint asserted claims against all individual defendants for breach of fiduciary duty for disseminating false and misleading information, failure to maintain internal controls, and unjust enrichment. Additional claims were asserted against Robert Pera for breach of fiduciary duty for insider selling and misappropriation of information, as well as for violation of California Corporations Code § 25402. The allegations in support of these claims were similar to the allegations made in the Consolidated Class Actions. Plaintiff sought a judgment on behalf of the Company for all damages incurred or that would be incurred as a result of the alleged breaches of fiduciary duty by the individual defendants, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the individual defendants, a judgment directing the Company to reform its governance and internal procedures, and attorneys’ fees and other costs. The Company moved for a stay of the derivative action pending resolution of the Consolidated Class Action. The court denied the Company’s motion, but stayed discovery until the resolution of any motion to dismiss the Consolidated Class Action. On August 27, 2018, the individual defendants and nominal defendant Ubiquiti demurred to the Franchi Action. Plaintiff filed an omnibus response on October 5, 2018 and defendants filed replies on October 22, 2018. The California Superior Court did not render a decision on the demurrers.
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
On March 11, 2019, Mr. Gericke filed a shareholder derivative complaint in the Court of Chancery for the State of Delaware against the Company’s directors and certain of its officers (the “Gericke Action”, and together with the Franchi Action, the “Derivative Actions”). The Company was named as a nominal defendant. The complaint asserted claims against all defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The allegations in support of these claims were similar to the allegations made in the Franchi Action. Plaintiff sought a judgment on behalf of the Company for the damages sustained by the individual defendants’ alleged wrongdoing, an award to the Company of restitution from the individual defendants, an award to Plaintiff of the costs and disbursements of the action, including attorneys’ fees, and an order directing the Company to take action to reform and improve corporate governance and internal procedures.
On October 14, 2019, the parties entered into an agreement in principle to settle the Derivative Actions pursuant to which the Company agreed to adopt certain corporate governance modifications and commitments (the “Derivative Settlement”). On November 1, 2019, the Court of Chancery entered an order staying the Gericke Action. On November 8, 2019, the California Superior Court entered an order staying the Franchi Action pending the Court’s review and approval of the Derivative Settlement. On March 10, 2020, the California Superior Court granted final approval of the Derivative Settlement, dismissing the Franchi Action with prejudice. On March 17, 2020, the Court of Chancery dismissed the Gericke Action with prejudice. In connection with the Derivative Settlement, certain of the Company’s insurers fully funded an agreed-upon award of attorneys’ fees to Plaintiffs’ counsel.
NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases

On November 6, 2019, the Company’s Board of Directors approved a $200 million stock repurchase program (the “2019 November Program”). Under the 2019 November Program, the Company is authorized to repurchase up to $200 million of common stock. The 2019 November Program expires on December 31, 2021.
During the three months ended March 31, 2020, the Company repurchased and retired 1,112,606 shares of common stock at an average price per share of $133.38 for an aggregate amount of $148.4 million.
During the nine months ended March 31, 2020, the Company repurchased and retired 5,743,635 shares of common stock at an average price per share of $119.12 for an aggregate amount of $684.2 million.
Both the three and nine months ended March 31, 2020 included unpaid stock repurchases of $5.2 million related to repurchases executed on or prior to March 31, 2020 for trades settled in the fourth quarter of fiscal 2020.
As of March 31, 2020, the Company had $51.6 million available for share repurchases under the 2019 November Program.
The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the nine months ended March 31, 2020 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program		Expiration date of Program
November 9, 2018	$200 million	293,709	$121.9	$35.8	July 8, 2019 - August 12, 2019	$—		12/31/2019
August 9, 2019	$500 million	4,337,320	$115.3	$500.0	August 12, 2019 - October 28, 2019	$—		12/31/2020
November 8, 2019	$200 million	1,112,606	$133.4	$148.4	February 7, 2020 - March 31, 2020	$51.6	million	12/31/2021

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company’s comprehensive income consists of two components, net income and other comprehensive income (loss). Accumulated other comprehensive income reflects unrealized gains and losses that are recorded as an element of stockholders’ equity but have been excluded from net income pursuant to GAAP. As of March 31, 2020 and June 30, 2019, the Company’s accumulated other comprehensive income includes $22.2 thousand net unrealized loss and $0.4 million net unrealized gains respectively, from our available-for-sale securities.
NOTE 13—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of March 31, 2020, the Company had 9,988,734 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Cost of revenues	$29	$26	$94	$320
Research and development	499	555	1,507	1,519
Sales, general and administrative	197	171	543	467
	$725	$752	$2,144	$2,306

Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2020:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2019	44,847	$9.50	2.78	$5,472
Exercised	(20,348)	$7.52
Balance, March 31, 2020	24,499	$11.14	2.42	$3,196
Vested as of March 31, 2020	24,499	$11.14	2.42	$3,196
Vested and exercisable as of March 31, 2020	24,499	$11.14	2.42	$3,196
During the three months ended March 31, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.3 million and $6.8 million, respectively, as determined as of the date of option exercise.
During the nine months ended March 31, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.5 million and $10.0 million, respectively, as determined as of the date of options exercise.
As of March 31, 2020, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and nine months ended March 31, 2020 and 2019.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2019	112,786	$73.24
RSUs granted	20,333	$157.68
RSUs vested	(40,874)	$62.31
RSUs canceled	(6,887)	$80.02
Non-vested RSUs, March 31, 2020	85,358	$98.04
The intrinsic value of RSUs vested in the three months ended March 31, 2020 and 2019 was $3.3 million and $2.3 million, respectively.
The intrinsic value of RSUs vested in the nine months ended March 31, 2020 and 2019 was $6.7 million and $4.4 million, respectively.
The total intrinsic value of all outstanding RSUs was $12.1 million as of March 31, 2020.
As of March 31, 2020, there were unrecognized compensation costs related to RSUs of $6.2 million which the Company expects to recognize over a weighted average period of 3.3 years.
NOTE 14—INCOME TAXES
The Company recorded tax provisions of $17.0 million and $49.1 million for the three and nine months ended March 31, 2020 as compared to $10.4 million and $32.4 million for the three and nine months ended March 31, 2019. The increase is primarily related to an increase in profit before tax for the nine months ended March 31, 2020.
The Company’s estimated fiscal year 2020 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to our non-U.S. operations under Global Intangible Low-Taxes Income (“GILTI”) provision.
As of March 31, 2020, the Company had approximately $32.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended March 31, 2020, the Company recorded an increase of its unrecognized tax benefits of $1.2 million. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of March 31, 2020, the Company had $5.0 million accrued interest related to uncertain tax matters.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department (“IRD”). All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2016 tax years. During fiscal years 2019 and 2018, the Company made a total of $20 million of deposits with the Hong Kong Inland Revenue Department in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2013 tax years. The refundable deposits are included within Prepaid expenses and other current assets on our Consolidated Balance Sheets. In addition, the Company recently received a protective claim of approximately $23.3 million relating to the 2013-2014 year of assessment. The Company has filed a formal protest of this claim and has requested that the assessment be held in abeyance pending conclusion of the examination. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $20 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it’s possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (IRS) proposing an adjustment to income for the fiscal 2015 and 2016 tax years based on its interpretation of certain obligations of the non-U.S. entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continues to propose an adjustment to the Company’s income for its fiscal 2015 and 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. The incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the provisions of the credit facilities and applicable tax laws. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. As the Company believes that the tax originally paid in fiscal 2015 and 2016 is correct, it has not provided an additional reserve for this tax uncertainty. However, there is still a possibility that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was signed into law on March 25, 2020. The bill was meant to address the economic fallout in response to locally mandated shelter-in-place orders that were executed in an attempt to slow the spread of COVID-19. Under CARES, several provisions of the tax code were amended to help provide additional relief to businesses that were adversely affected by the pandemic. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent; and fix the “retail glitch” for qualified improvement property in the 2017 tax code overhaul known informally as the Tax Cuts and Jobs Act (TCJA, P.L. 115-97). None of these provisions of CARES are expected to have material impacts to the Company’s fiscal 2020 tax provision. We will monitor the updates, both to the Company’s business as well as guidance issued with respect to CARES that could impact the current interpretation of the provisions under CARES, to determine whether any additional considerations need to be made with respect to the Company’s tax provision.
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
Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
Service Provider Technology	$106,439	32%	$109,379	38%	$320,081	33%	$327,558	37%
Enterprise Technology	230,978	68%	175,532	62%	648,897	67%	547,534	63%
Total revenues	$337,417	100%	$284,911	100%	$968,978	100%	$875,092	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
North America (1)	$133,917	40%	$109,135	38%	$411,834	43%	$349,740	40%
Europe, the Middle East and Africa ("EMEA")	159,436	47%	125,662	44%	405,883	42%	384,985	44%
Asia Pacific	26,232	8%	27,138	10%	88,753	9%	82,308	9%
South America	17,832	5%	22,976	8%	62,508	6%	58,059	7%
Total revenues	$337,417	100%	$284,911	100%	$968,978	100%	$875,092	100%
 (1) Revenue for the United States was $125.4 million and $105.1 million for the three months ended March 31, 2020 and 2019, respectively. Revenue for the United States was $389.0 million and $331.9 million for the nine months ended March 31, 2020 and 2019, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2020	2019	2020	2019	2020	2019
Customer A	*	*	*	*	*	13%
Customer B	10%	*	12%	10%	10%	20%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.4 million and $1.3 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2020. The Company recognized a total of approximately $0.4 million and $1.3 million in expenses pursuant to the Aircraft Lease Agreement during the three and nine months ended March 31, 2019, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
NOTE 17 - SUBSEQUENT EVENTS
Stock Repurchases
On May 5, 2020, the Company’s Board of Directors approved a new $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company is authorized to repurchase up to $500 million of common stock. The 2020 May Program expires on March 31, 2022.
Subsequent to March 31, 2020, the Company repurchased and retired 99,165 shares of common stock at an average price of $138.25 for an aggregate amount of $13.7 million. As of May 7, 2020, the Company had $37.9 million available under the 2019 November Program.
Dividends
On May 5, 2020, the Company’s Board of Directors approved a quarterly cash dividend of $0.30 per share payable on May 26, 2020 to shareholders of record at the close of business on May 18, 2020. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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
The majority of our resources consist of entrepreneurial and de-centralized research and development (“R&D”). We do not employ a traditional direct sales force, but instead drive brand awareness through online reviews and publications, our website, our distributors and the Company’s user community where customers can interface directly with our R&D, marketing, and support teams. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base market.
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (“WISP’s”), enterprises and smart homes. Our operator-owner service provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP’s to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (“WLAN”) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.
We distribute our products through a worldwide network of over 100 distributors and on-line retailers. The Company has a very broad installed base with over 101 million devices sold in over 200 countries and territories around the world, since inception.
Recent Developments- The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. As of the date hereof, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if we have an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. However, we have experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, due to the COVID-19 related restrictions that have significantly impacted our suppliers’ ability to manufacture or provide key components or services. These supply chain disruptions have caused, and could continue to cause, delays or reductions in our ability to manufacture and ship products to our customers. Although we were able to mitigate this impact of these supply chain disruptions during the quarter through the sale of finished goods inventory on hand, we may not be able to mitigate continued or future disruptions to our supply chain. If the costs charged by our suppliers increases, it may affect our margins and ability to maintain competitive pricing for our products. While we do not yet know and cannot quantify specific impacts that the COVID-19 pandemic may have on our business, operations, financial condition, results of operation or liquidity due to numerous evolving factors, we may be negatively affected if we encounter further manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19 ramifications. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition ” for additional information.
Key Components of Our Results of Operations and Financial Condition

Revenues
We operate our business as one reportable and operating segment. Further information, regarding Segments can be found in Note 15 to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our systems revenues to PCS.
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
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 95% of our revenues during the nine months ended March 31, 2020.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, the cost of revenues includes labor and other costs, which includes salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics fees, tariffs and excess and obsolete inventory costs.
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
Gross Profit
Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. On January 22, 2020, the United States of Trade Representative announced it will reduce Section 301 List 4A additional tariffs from 15% to 7.5% and the List 4B tariffs would not go into effect. These tariffs have already affected our operating results and margins. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
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
Results of Operations
Comparison of Three and Nine Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	(In thousands, except percentages)
Revenues	$337,417	100%	$284,911	100%	$968,978	100%	$875,092	100%
Cost of revenues (1)	177,782	53%	152,081	53%	512,866	53%	470,425	54%
Gross profit	159,635	47%	132,830	47%	456,112	47%	404,667	46%
Operating expenses:
Research and development (1)	21,672	6%	21,341	7%	65,965	7%	59,540	7%
Sales, general and administrative (1)	10,606	3%	9,352	3%	30,053	3%	33,715	4%
Litigation settlement	—	—%	—	—%	—	—%	18,000	2%
Total operating expenses	32,278	10%	30,693	11%	96,018	10%	111,255	13%
Income from operations	127,357	38%	102,137	36%	360,094	37%	293,412	34%
Interest expense and other, net	(6,618)	(2%)	(3,447)	(1%)	(23,356)	(2%)	(9,186)	(1%)
Income before income taxes	120,739	36%	98,690	35%	336,738	35%	284,226	33%
Provisions for income taxes	17,017	5%	10,390	4%	49,059	5%	32,427	4%
Net income	$103,722	31%	$88,300	31%	$287,679	30%	$251,799	29%
(1) Includes stock-based compensation as follows:
Cost of revenues	29		26		94		320
Research and development	499		555		1,507		1,519
Sales, general and administrative	197		171		543		467
Total stock-based compensation	725		752		2,144		2,306
Revenues
Total revenues increased $52.5 million, or 18.4%, from $284.9 million in the three months ended March 31, 2019 to $337.4 million in the three months ended March 31, 2020.

Total revenues increased $93.9 million, or 10.7%, from $875.1 million in the nine months ended March 31, 2019 to $969.0 million in the nine months ended March 31, 2020.
During the three and nine months ended March 31, 2020, there were no material price changes in the Company’s products sold.
However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	(in thousands, except percentages)
Service Provider Technology	$106,439	32%	$109,379	38%	$320,081	33%	$327,558	37%
Enterprise Technology	230,978	68%	175,532	62%	648,897	67%	547,534	63%
Total revenues	$337,417	100%	$284,911	100%	$968,978	100%	$875,092	100%
Service Provider Technology revenue decreased $2.9 million, or 3%, from $109.4 million in the three months ended March 31, 2019 to $106.4 million in the three months ended March 31, 2020.
Service Provider Technology revenue decreased $7.5 million, or 2%, from $327.6 million in the nine months ended March 31, 2019 to $320.1 million in the nine months ended March 31, 2020.
The decrease in Service Provider Technology revenue during the three months ended March 31, 2020 as compared to the same period in the prior year, was primarily due to decreased revenue in South America and Asia Pacific, partially offset by an increase in revenue in North America and EMEA.
The decrease in Service Provider Technology revenue during the nine months ended March 31, 2020 as compared to the same period in the prior year, was primarily due to decreased revenue in South America, EMEA and Asia Pacific, partially offset by an increase in revenue in North America.
Enterprise Technology revenue increased $55.4 million, or 32%, from $175.5 million in the three months ended March 31, 2019 to $231.0 million in the three months ended March 31, 2020.
Enterprise Technology revenue increased $101.4 million, or 19%, from $547.5 million in the nine months ended March 31, 2019 to $648.9 million in the nine months ended March 31, 2020.
The increase in Enterprise Technology revenue during the three and nine months ended March 31, 2020 as compared to the same periods in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	(in thousands, except percentages)
North America(1)	$133,917	40%	$109,135	38%	$411,834	43%	$349,740	40%
Europe, the Middle East and Africa ("EMEA")	159,436	47%	125,662	44%	405,883	42%	384,985	44%
Asia Pacific	26,232	8%	27,138	10%	88,753	9%	82,308	9%
South America	17,832	5%	22,976	8%	62,508	6%	58,059	7%
Total revenues	$337,417	100%	$284,911	100%	$968,978	100%	$875,092	100%
(1) Revenue for the United States was $125.4 million and $105.1 million for the three months ended March 31, 2020 and 2019, respectively. Revenue for the United States was $389.0 million and $331.9 million for the nine months ended March 31, 2020 and 2019, respectively.
North America
Revenues in North America increased $24.8 million, or 23%, from $109.1 million in the three months ended March 31, 2019 to $133.9 million in the three months ended March 31, 2020.
Revenues in North America increased $62.1 million, or 18%, from $349.7 million in the nine months ended March 31, 2019 to $411.8 million in the nine months ended March 31, 2020.

The increase in North America revenues during the three and nine months ended March 31, 2020 as compared to the same periods in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $33.8 million, or 27%, from $125.7 million in the three months ended March 31, 2019 to $159.4 million in the three months ended March 31, 2020.
Revenues in EMEA increased $20.9 million, or 5% from $385.0 million in the nine months ended March 31, 2019 to $405.9 million in the nine months ended March 31, 2020.
The increase in EMEA revenues during the three months ended March 31, 2020 as compared to the same period in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
The increase in EMEA revenues during the nine months ended March 31, 2020 as compared to the same period in the prior year was primarily due to increased revenues from our Enterprise Technology products, partially offset by decreased revenues from our Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region decreased $0.9 million, or 3%, from $27.1 million in the three months ended March 31, 2019 to $26.2 million in the three months ended March 31, 2020.
Revenues in the Asia Pacific region increased $6.4 million, or 8%, from $82.3 million in the nine months ended March 31, 2019 to $88.8 million in the nine months ended March 31, 2020.
The decrease in Asia Pacific revenues during the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to decreased revenues from our Service Provider Technology products, partially offset by increased revenue from our Enterprise Technology products.
The increase in Asia Pacific revenues during the nine months ended March 31, 2020 as compared to the same period in the prior year was primarily due to increased revenues from our Enterprise Technology products, partially offset by decreased revenues in Service Provider Technology products.
South America
Revenues in South America decreased $5.1 million, or 22%, from $23.0 million in the three months ended March 31, 2019 to $17.8 million in the three months ended March 31, 2020.
Revenues in South America increased $4.4 million, or 8%, from $58.1 million in the nine months ended March 31, 2019 to $62.5 million in the nine months ended March 31, 2020.
The decrease in South America revenues during the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to decreased revenues from our Service Provider Technology products, partially offset by increased revenues from our Enterprise Technology products.
The increase in South America revenues during the nine months ended March 31, 2020 as compared to the same period in the prior year was primarily due to increased revenues from our Enterprise Technology products, partially offset by decreased revenue from our Service Provider Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $25.7 million, or 17%, from $152.1 million in the three months ended March 31, 2019 to $177.8 million in the three months ended March 31, 2020. The increase is primarily due to costs increases associated with an overall increase in revenue, higher indirect costs and higher tariffs, partially offset by decreased inventory reserves.
Cost of revenues increased $42.4 million, or 9%, from $470.4 million in the nine months ended March 31, 2019 to $512.9 million in the nine months ended March 31, 2020. The increase is primarily due to cost increases associated with an overall increase in revenue, higher tariffs and higher indirect costs.
Gross profit margin increased to 47.3% in the three months ended March 31, 2020 compared to 46.6% in the three months ended March 31, 2019. Gross profit margin increased to 47.1% in the nine months ended March 31, 2020 compared to 46.2% in the nine months ended March 31, 2019.
The increase in gross profit margin during the three months ended March 31, 2020 was primarily driven by favorable changes in product mix and decreased inventory reserves, in part offset by an increase in tariffs and higher indirect costs.
The increase in gross profit margin during the nine months ended March 31, 2020 was primarily driven by favorable changes in product mix, partially offset by an increase in tariffs and higher indirect costs.
Operating Expenses

Research and Development
Research and development (“R&D”) expenses increased $0.3 million, or 2%, from $21.3 million in the three months ended March 31, 2019 to $21.7 million in the three months ended March 31, 2020. As a percentage of revenues, R&D expenses decreased from 7% for the three months ended March 31, 2019 to 6% for the three months ended March 31, 2020.
R&D expenses increased $6.4 million, or 11%, from $59.5 million in the nine months ended March 31, 2019 to $66.0 million in the nine months ended March 31, 2020. As a percentage of revenues, R&D expenses remained flat at 7% for the nine months ended March 31, 2020 and 2019.
The increase in R&D expenses in absolute dollars for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to higher expenses related to development activities, partially offset by lower employee related expenses.
The increase in R&D in absolute dollars for the nine months ended March 31, 2020 as compared to the same period in the prior year was primarily due to higher employee related expenses and development activities.
Sales, General and Administrative
Sales, general and administrative (“SG&A”) expenses increased $1.3 million, or 13%, from $9.4 million in the three months ended March 31, 2019 to $10.6 million in the three months ended March 31, 2020. As a percentage of revenues, SG&A expenses remained relatively flat at 3% for the three months ended March 31, 2020 and 2019.
SG&A expenses decreased $3.7 million, or 11%, from $33.7 million in the nine months ended March 31, 2019 to $30.1 million for the nine months ended March 31, 2020. As a percentage of revenues, SG&A expenses decreased from 4% for the nine months ended March 31, 2019 to 3% for the nine months ended March 31, 2020.
The increase in SG&A expenses in absolute dollars for three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to higher marketing expenses.
The decrease in SG&A expenses in absolute dollars for the nine months ended March 31, 2020 as compared to the same period in the prior year was primarily due to lower professional fees offset, in part by higher marketing expenses.
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
Provision for Income Taxes
Our provision for income taxes increased $6.6 million, or 64%, from $10.4 million for the three months ended March 31, 2019 to $17.0 million for the three months ended March 31, 2020. Our effective tax rate increased to 14.1% for the three months ended March 31, 2020 as compared to 10.5% for the three months ended March 31, 2019.
Our provisions for income taxes increased $16.6 million, or 51%, from $32.4 million for the nine months ended March 31, 2019 to $49.1 million for the nine months ended March 31, 2020. Our effective tax rate increased to 14.6% for the nine months ended March 31, 2020 as compared to 11.4% for the nine months ended March 31, 2019.
The change in effective tax rates for the three and nine months ended March 31, 2020 as compared to the same periods in the prior year, was primarily driven by a change in tax regulation and the GILTI inclusion under section 951A.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $77.8 million and $238.1 million as of March 31, 2020 and June 30, 2019, respectively.
In fiscal year 2019, the Company began investing cash in various fixed income available-for-sale securities. As of March 31, 2020, and June 30, 2019, we held $12.6 million and $103.3 million, respectively, in available-for-sale securities. Our securities investment portfolio consists of high quality investment grade securities from diverse issuers. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our Business and Operations—We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.” for additional information.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$335,330	$158,254
Net cash provided by (used in) investing activities	60,377	(113,991)
Net cash (used in) financing activities	(556,073)	(400,680)
Net (decrease) in cash and cash equivalents	$(160,366)	$(356,417)
Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2020 consisted primarily of net income of $287.7 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $25.3 million. This net change consisted primarily of a $53.3 million decrease in inventory and $2.4 million decrease in vendor deposits, a $17.8 million increase in accounts receivable, a $8.4 million increase in net accounts payable and accrued liabilities, a $25.4 million decrease in taxes payable due to the timing of federal tax payments and a $3.4 million decrease in prepaid expense and other assets.
Net cash provided by operating activities in the nine months ended March 31, 2019 consisted primarily of net income of $251.8 million partially offset by changes in operating assets and liabilities that results in net cash outflows of $106.5 million. This net change was primarily driven by outflows arising from a $180.7 million increase in inventory, partially offset by $16.2 million decrease in vendor deposit, and $3.5 million increase in prepaid income taxes. These outflows were partly offset by $4.3 million increase in taxes payable due to the timing of federal tax payments and $38.3 million increase in net accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities in the nine months ended March 31, 2020 was $60.4 million. Our investing activities consisted primarily of cash inflows of $89.2 million net proceeds from our available-for-sale securities offset, in part by $28.8 million of capital expenditures.
The Company used $114.0 million of cash in investing activities during the nine months ended March 31, 2019. For the nine months ended March 31, 2019, our investing activities consisted of net purchases of available-for-sale securities of $101.3 million, purchase of private equity investment of $5.0 million, and capital expenditures and purchase of intangible assets of $7.7 million.
Cash Flows from Financing Activities
The Company used $556.1 million of cash in financing activities during the nine months ended March 31, 2020. During the nine months ended March 31, 2020, we generated $188.8 million of net funds from borrowing and repayments under the Facilities, which were more than offset by financing cash outflows of $681.2 million related to the repurchase of our common stock, $59.6 million related to dividends paid on our common stock and $3.1 million of debt issuance costs related to the Third Amendment. See Note 8- Debt of the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Facilities.
The Company used $400.7 million of cash in financing activities during the nine months ended March 31, 2019. During the nine months ended March 31, 2019, we had financing cash outflows of $328.1 million related to the repurchase of our common stock, $53.8 million related to dividends paid on our common stock and $18.8 million repayment on our term loan under the Facilities.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under our credit facilities will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under our credit facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets. This disruption can contribute to potential defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2020.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of March 31, 2020.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds, under the Facilities and short-term and long-term investments. As of March 31, 2020, our principal commitments consist primarily of obligations under leases for various real estate spaces, purchase commitments with our contract manufacturers and suppliers, and debt and interest obligations. See Note 8- Debt, Note 9- Leases and Note 10- Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q for future payment commitments under leases, purchase commitments and debt obligations as of March 31, 2020, respectively.
The following table summarizes the Company’s other contractual obligations as of March 31, 2020 for the remainder of fiscal 2020 and future fiscal years (in thousands):

	2020 (remainder)	2021	2022	2023	2024	Thereafter	Total
Transition Tax	—	9,004	9,004	9,004	16,882	50,645	94,539
Other obligations	16,998	20,000	20,000	20,000	6,667	—	83,665
Total	$16,998	$29,004	$29,004	$29,004	$23,549	$50,645	$178,204
Transition Tax
The Company has obligations of $94.5 million as of March 31, 2020, related to Transition Tax. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
The Company had other obligations of $83.7 as of March 31, 2020, which consisted primarily of commitments related to raw materials and research and development projects.
Unrecognized Tax Benefits
As of March 31, 2020, we had $32.4 million and an additional $5.0 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Note About Forward-Looking Statements
When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our sources of liquidity to meet such needs, our Facilities, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on results, factors affecting our quarterly results, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, the impact of COVID-19 pandemic on our business, results and liquidity, volatility in our short-term investments, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $77.8 million and $238.1 million as of March 31, 2020 and June 30, 2019, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our Credit Agreement. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of March 31, 2020, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $13.9 million over the next twelve months.
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
As of March 31, 2020, the Company held $12.6 million in total investments, which consists of various fixed income available-for-sale securities.
Foreign Currency Risk
Our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge to our income before income taxes of approximately $1.6 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
The quality and performance of some of our products and services may depend upon their ability to withstand cyber-attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Some of our products and services also involve the storage and transmission of users’ and customers’ proprietary information which may be the target of cyber-attacks. Hardware and software that we produce or procure from third parties also may contain defects in manufacture or design, including bugs and other problems, which could compromise their ability to withstand cyber-attacks.
We have experienced cyber-attacks in the past, and may experience cyber-attacks in the future. As a result, unauthorized parties may have obtained, and may in the future obtain, access to our systems, data or our users’ or customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition.
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York. The risks of earthquakes, extreme storms and other natural disasters in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. Public health problems may result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations and financial condition.
A general global economic downturn may negatively affect our customers and their ability to purchase our products. A downturn may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue.
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017, and, following agreed extensions between the European Council and the United Kingdom on March 22, 2019, April 11, 2019 and October 28, 2019, “Brexit” became effective on January 31, 2020 under the terms of a Withdrawal Agreement that was ratified by the U.K. Parliament, and the European Parliament in Brussels, in late January 2020. Under the Withdrawal Agreement, a “transition period” will come into force for eleven months, from February 1, 2020 until December 31, 2020. Although the Withdrawal Agreement ensures that a “no-deal” or “cliff-edge” Brexit was avoided on January 31, 2020, there is no certainty that a similar effect will be avoided at the end of 2020. This could continue to cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.
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
We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.
We maintain a portfolio of marketable securities in a variety of instruments, which may include, but not limited to, money market funds, corporate bonds, U.S. agency bonds and commercial papers. These investments are subject to general credit, liquidity, market, and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. These market risks associated with our investment portfolio may have a negative adverse effect on our business, results of operations, and financial condition.

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
•business disruptions created by health crises and outbreaks of communicable diseases, especially in China, such as the outbreak of COVID-19;
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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. Policies and statements by the current White House administration have created uncertainty with how trade might be affected between the U.S. and the rest of the world, and China, in particular. For example, in June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 15% and 25%. On January 22, 2020, the United States of Trade Representative announced it will reduce Section 301 List 4A additional tariffs from 15% to 7.5% and that List 4B tariffs would not go into effect. These tariffs have already affected our operating results and margins. The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.
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
As of March 31, 2020, our balance outstanding under the Credit Agreement for our Term Facility and Revolving Facility, was $481.3 million and $205.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
As of May 8, 2020, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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
The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (“OECD”) to address base erosion and profit shifting (“BEPS”), and additional amendments or guidance regarding comprehensive U.S. tax reform, among other things, may change certain U.S. tax rules impacting the way U.S. multinationals are taxed, increase tax uncertainty and adversely impact our provision for income taxes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Common Stock repurchases activity under the share repurchase program during the three months ended March 31, 2020 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
January 1, 2020 - January 31, 2020	—	$—	—	$200,000
February 1, 2020 - February 29, 2020	293,988	$139.15	293,988	$159,093
March 1, 2020 - March 31, 2020	818,618	$131.31	818,618	$51,600
Total	1,112,606	$133.38	1,112,606	$51,600

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
As previously disclosed, as a result of an independent security study, the Company’s independent directors approved the purchase of an airplane, which Mr. Pera will be expected to use for all business and personal air travel. During the third quarter of fiscal 2020, the Company received the title to the airplane. In May 2020, the compensation committee and the Board of Directors approved a corporate aircraft utilization policy that sets forth the guidelines and procedures for use of the aircraft by Mr. Pera. Pursuant to the corporate aircraft utilization policy, Mr. Pera is required to utilize the corporate airplane (or other private aircraft where the corporate airplane is unavailable) for all business and personal travel due to a bone-fide business-oriented security concern. The policy also permits Mr. Pera’s immediate family members and/or his or their respective guests to travel aboard the corporate aircraft. Pursuant to the policy, Mr. Pera will not be required to reimburse the Company for any personal use of corporate aircraft by him, his immediate family members and/or his or their respective guests. In addition, while the compensation committee has approved reimbursing Mr. Pera for FICA taxes associated with personal use of the corporate aircraft, the Company will not reimburse Mr. Pera for any federal, state or local taxes arising from imputed income relating to any such personal use.
Although we consider Mr. Pera’s anticipated use of corporate aircraft for personal travel to be a be a security measure for the Company’s benefit, and not a perquisite for Mr. Pera’s benefit, the aggregate incremental costs to the Company related to any use of the corporate aircraft for personal travel (and any related FICA tax reimbursement) will be reported as compensation to Mr. Pera in the “All Other Compensation” column in the Company’s Summary Compensation Table beginning with the fiscal 2020 Proxy Statement. The amounts reported in any fiscal year may be significant and will vary from year to year based on Mr. Pera’s travel schedule and other factors.

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

UBIQUITI INC.

Dated:	May 8, 2020	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 8, 2020	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)