Form 10-K
period 2020-06-30
Ubiquiti Inc.
filed 2020-08-21
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
N/A
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	UI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately 1,628,088,023 based upon the closing price of $188.98 of such common stock on the New York Stock Exchange on December 31, 2019 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2019 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 19, 2020, 63,696,236 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I
Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, our Facilities, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and the impact of COVID-19 pandemic on our business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, the impact of COVID-19 pandemic on our business, results and liquidity, volatility in our short-term investments, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
This Report also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts, including those generated by Cisco Systems, Inc. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. These industry publications, surveys and forecasts generally indicate that their information has been obtained from sources believed to be reliable. While we believe these industry publications, surveys and forecasts are reliable, we have not independently verified such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Item 1A. “Risk Factors.”
Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Inc. and its subsidiaries as a whole.

Item 1. Business

Business Overview

The Company was founded by Robert Pera in 2005. We sell equipment, and provide the related software platforms, worldwide through a network of over 100 distributors and on-line retailers. The Company has a very broad installed base with over 108 million devices sold in over 200 countries and territories around the world, since inception. On August 8, 2019, the Company, acting pursuant to authorization from its Board of Directors (the “Board”), determined to voluntarily withdraw the listing of its common stock, par value $0.001 per share (the “Common Stock”) from the Nasdaq Global Select Market (“Nasdaq”) and transfer the listing to the New York Stock Exchange (the “NYSE”). The Company’s Common Stock commenced trading on NYSE on August 20, 2019 under the ticker symbol “UI”.
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

The majority of our human capital resources consist of entrepreneurial and de-centralized research and development (“R&D”)

personnel. We do not employ a traditional direct sales force, but instead drive brand awareness through online reviews and publications, our website, our distributors and the Company’s user community where customers can interface directly with our R&D, marketing, and support teams. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base market.
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
We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 15 to our Consolidated Financial Statements. Our revenues were $1.3 billion, $1.2 billion and $1.0 billion in the fiscal years ended June 30, 2020, 2019 and 2018, respectively. We reported net income of $380.3 million, $322.7 million and $196.3 million in the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Refer to our Consolidated Financial Statements included under Part IV,
Item 15 of this report for more financial information.

Industry Overview

Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Visual Networking Index, Global Internet Protocol, or IP, traffic is expected to increase from 122 exabytes per month in 2017 to 396 exabytes per month in 2022, representing an approximate 26% compound annual growth rate, or CAGR, over that period. Additionally, it is estimated that there will be 3.6 networked devices per capita connected to IP networks in 2023, up from 2.4 networked devices per capita in 2018. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks have emerged as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.

Our Technology and Products

We offer products and solutions based on our proprietary technology across multiple markets. Utilizing low cost hardware, consumer chipsets and innovative software and firmware, we seek to build price-performance solutions to address both service providers and enterprises.

Key Technology Platforms

Our current major Service Provider and carrier solutions include:
•airMAX - our airMAX platform includes proprietary protocols developed by us that contain advanced technologies for minimizing signal noise. Devices on the airMax platform, such as customer premise equipment (“CPE”), base station, and backhaul, are able to support a wireless network that can scale to hundreds of clients per base station over long distances while maintaining low latency and high throughput.
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
•UFiber GPON - UFiber GPON platform, a plug and play fiber network technology, that allows users to build passive optical network deployment with minimal effort and cost. It is designed to enable internet providers (“ISPs”) to quickly build high speed fiber internet networks for many users and over long distance.

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
•UniFi Switch - UniFi Switch is one of our top selling categories as end customers can easily add equipment as they expand their networks. UniFi Switch delivers performance, switching, and power of ethernet (“PoE+”) support for enterprise networks.
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

As of June 30, 2020, our research and development team consisted of 714 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Poland, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $89.4 million, $82.1 million and $74.3 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase.

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

We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from a small number of suppliers. We are party to non-exclusive license agreements with some of these suppliers whereby we license certain technology that we incorporate into our products. These agreements generally automatically renew for successive one-year periods unless the agreements are terminated by written notice of nonrenewal with advance notice prior to the end of their then-current term. The Company has not received any termination notice as of the date of this Report. We depend on these license agreements to modify and replace firmware on certain chipsets with our proprietary firmware. While our agreements with suppliers remains effective, the terms of these agreements, allow either party to terminate the agreements without cause at the end of the annual contract term.

We do not stockpile sufficient chipsets to cover the time it would take to re-engineer our products to replace the chipsets which comprise the raw materials for our product offerings. If we need to seek a suitable second source for our products, there can be no assurance that we would be able to successfully source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets.

We have experienced a major disruption in our supply chain as a result of the COVID-19 pandemic due to COVID-19 related restrictions that have significantly impacted our suppliers’ ability to manufacture or provide key components or services. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition.”

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

Sales and Distribution

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2020, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 75 countries. In fiscal 2020 and 2018, only one customer represented 10% or more of our revenues in each period presented. In fiscal 2019, two customers represented 10% or more of our revenue. Refer to Note 15 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.

A majority of our sales are made to distributors outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. For further discussion of the risks associated with foreign operations, see “Part I-Item 1A. Risk Factors-Risks Related to Our International Operations”.

Backlog

Our sales are primarily made through standard sale orders for delivery of products. Some orders remain in backlog due to concerns about the credit worthiness of the customer and/or delivery held due to inventory channel. We do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against infringers and counterfeiters, but these actions may not be successful, even when our rights have been infringed. For further discussion of the risks associated with intellectual property, see “Part I-Item 1A. Risk Factors-Risks Related to Intellectual Property”.

Employees

As of June 30, 2020, we employed and or contracted with 1,021 full time equivalent employees, which included 714 in research and development, 84 in sales, general and administrative and 223 in operations.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://ir.ui.com when such reports are available on the SEC website. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Also posted on our website on the Corporate Governance page is the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers. We intend to post any amendment or waiver to this Code on our website within the time period required by the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and consumers, primarily through our network of distributors and resellers. We do not employ a traditional direct sales force. Sales to our distributors have accounted for the majority of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may not be able to decrease our expenses in time to offset any shortfall in revenues, which could harm our ability to achieve or sustain expected results of operations. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which would reduce our revenues and could harm our ability to achieve or sustain expected results of operations.
The markets we serve can be especially volatile, and weakness in orders could harm our future results of operations.
Weakness in orders, directly or indirectly, from the markets we serve, including as a result of any slowdown in capital expenditures by the markets we service (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, results of operations, liquidity and financial condition. Such slowdowns may continue or recur in future periods. Orders from the markets we serve could decline for many reasons other than the competitiveness of our products and services within their respective markets. These conditions have harmed our business and results of operations in the past, and some of these or other conditions in the markets we serve could affect our business and results of operations, liquidity or financial condition in any future period of such slowdowns.
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

•our ability to rapidly develop and introduce new high-performance integrated solutions;
•the price and total cost of ownership and return on investment associated with the solutions;
•the simplicity of deployment and use of the solutions;
•the reliability and scalability of the solutions;
•the market awareness of a particular brand;
•our ability to provide secure access to wireless networks;
•our ability to offer a suite of products and solutions;
•our ability to allow centralized management of the solutions; and
•our ability to provide product support.
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
We expect competition to continuously intensify as other established and new companies introduce new products in the same markets that we serve or intend to enter, as these markets consolidate. Our business, results of operations, liquidity and financial condition will suffer if we do not maintain our competitiveness.
A number of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater resources than we do.
As we move into new markets for different types of products, our brand may not be as well-known as the incumbents’ brands in those markets. Potential customers may prefer to purchase from their existing suppliers or well-known brands rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants and there is no assurance that our entry into new markets will be successful.
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
The Company is continuing to pursue the recovery of the remaining $30.0 million and is cooperating with numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. However, any additional recoveries are likely remote and therefore cannot be assured.
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
We retain contract manufacturers, located primarily in China and Vietnam, to manufacture our products. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, results of operations and financial condition. Our reliance on contract manufacturers for manufacturing our products can present significant risks to us because, among other things, we do not have direct control over their activities. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:
•labor strikes or shortages; including shortages in labor as a result of, or to mitigate, the spread of COVID-19
•financial problems of either contract manufacturers or component suppliers;
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
We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions, including, without limitation, due to reductions in supply as a result of COVID-19, may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm Atheros and Broadcom, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.
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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York. The risks of earthquakes, extreme storms and other natural disasters in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. Public health problems may result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.
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
Our success in the consumer product market depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our consumer products are subject to changing consumer preferences that cannot be predicted with certainty and lead times for our products may make it more difficult for us to respond rapidly to new or changing product or consumer preferences. If we are unable to introduce appealing new consumer products or novel technologies in a timely manner, or our new consumer products or technologies are not accepted or adopted by consumers, our competitors may increase their market share, which could hurt our competitive position in the consumer product market. It is also possible that competitors could introduce new products and services that negatively impact consumer preference in the type of consumer products that we supply, which could result in decreased sales of our product and a loss in market share. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business, results of operations, liquidity and financial condition may be adversely affected. As we continually seek to enhance our consumer products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
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
Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. We have limited number of distributors in certain regions, and if we were to lose the services of a distributor, we might need to find another distributor in that area and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Additionally, as a result of the COVID-19 pandemic, certain of our distributors have been forced to temporarily suspend or otherwise reduce operations, which may adversely impact sales of our products. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could impact their profitability, and in turn, affect their ability to buy future products from us. For example, the Brexit, caused significant short-term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar.
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
Since these activities are currently conducted in China and could be expanded to other foreign countries, some of these risks may be more significant due to the less predictable legal and political environment.
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
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment and enterprise WLAN. As we expand into other products and services, such as video surveillance equipment, voice communication equipment, security access equipment, wireless backhaul, consumer electronics, and machine-to-machine communications, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins we expect, our results of operations may be harmed and we may not recover our product development and marketing expenditures.
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

Over the past several years, we have increased our expenditure on infrastructure to support our anticipated growth. We are continuing to make significant investments in information systems, hiring more administrative personnel, using more professional services and expanding our operations outside the United States. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. As a result, we expect our operating expenses to increase.
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
As of June 30, 2020, our balance outstanding under the Credit Agreement for our Term Facility and Revolving Facility, was $475.0 million and $180.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is calculated.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. Whether SOFR will become a widely accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternatives thereto are uncertain at this time. If LIBOR is discontinued, the terms of our Credit Agreement provide for the use of an alternative rate. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative rate could be higher and more volatile than LIBOR prior to its discontinuance. Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined.

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
As of August 21, 2020, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End customer uncertainty regarding future policies may also affect demand for communications products, including our products. If existing laws or regulations regarding the use of our products or services are enforced in a manner not previously contemplated by us, our channel partners or our end customers, it could expose us or them to liability and could have a material adverse effect on our financial condition, results of operations, and our brand. Moreover, channel partners or end customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our financial condition, results of operations, and our brand. Further, the enforcement of laws and regulations may force us to withdraw one or more of our products from sale in certain jurisdictions or to recall one or more of our products in certain jurisdictions. We may incur costs and expenses relating to a withdrawal from a particular market or a recall of one or more of our products. The process of identifying products that have been widely distributed for withdrawals and recalls may be lengthy and require significant resources and we may incur significant replacement costs, damage claims and harm to our reputation. We are and expect to continue to be the subject of investigations, inquiries, data requests, actions, orders, and audits by government authorities and regulators in the United States, the European Union, and around the world. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties or require us to change our business practices in a manner materially adverse to our financial condition, results of operations, and our brand.
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
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. More recently, California enacted the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. Given the recent implementation of the regulations, we cannot yet predict the impact of the CCPA on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CSL and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition.
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
Governments are continuing to focus on privacy, cybersecurity, data protection and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our employees’ and users’ data could require us to modify our business, services and products features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in our Annual Report on Form 10-K for year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs (the “2017 Tax Act”). A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the 2017 Tax Act, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. Although the accounting for the impact of the 2017 Tax Act was completed as of December 22, 2018, we are continuing to monitor ongoing changes and ruling updates to the 2017 Tax Act. There can be no assurance that further changes in the 2017 Tax Act will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY, which we lease through February 28, 2021. In addition, we also lease office and building space around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers, and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we have leased offices in Taiwan, Lithuania, Latvia, Poland, India, Ukraine, the Czech Republic, the Netherlands and elsewhere, including various locations within China and the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.
Below are our material locations as of June 30, 2020, all of which we lease.

Location	Sq Ft	Lease expiration	Purpose
New York	6,400	2/28/2021	Corporate Office
Taiwan	79,000	8/9/2021	R&D and Administration
Czech Republic	64,000	3/31/2029	Warehouse
Utah	72,000	2/28/2027	Warehouse and R&D
Utah	86,000	8/31/2028	Warehouse
Suzhou	93,000	6/16/2021	Manufacturing Facility

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 10 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of August 19, 2020, the number of record holders of our common stock was 7. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock from June 30, 2015 to June 30, 2020, with the comparable cumulative return of the NASDAQ Composite Index, the NASDAQ Computer Index, the NYSE Composite Index and the S&P Computer & Retail Index. The graph assumes that $100 was invested on June 30, 2015 in our common stock, the NASDAQ Composite Index, the NASDAQ Computer Index, the NYSE Composite Index and the S&P Computer & Retail Index and assumes reinvestment of any dividends. Our common stock commenced trading on the NYSE on August 20, 2019 under the ticker symbol “UI”. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NASDAQ Composite Index, the NASDAQ Computer Index, the NYSE Composite Index and the S&P Computer & Electronics Retail Index

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
6/15
6/16
6/17
6/18
6/19
6/20
Period Ending
Ubiquiti Inc.
NASDAQ Computer
S&P Computer & Electronic Retail
NASDAQ Composite
NYSE Composite

*100 invested on 6/30/15 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during fiscal year ended June 30, 2020 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs	Expiration date of Program
May 8, 2020	$500 million	—	$—	$—	—	$500.0	3/31/2022
November 8, 2019	$200 million	1,211,771	$133.78	$162.1	February 7, 2020 - April 21, 2020	$37.9	12/31/2021
August 9, 2019	$500 million	4,337,320	$115.28	$500.0	August 12, 2019 - October 28, 2019	$—	12/31/2020
November 9, 2018	$200 million	293,709	$121.86	$35.8	July 8,2019 - August 12, 2019	$—	12/31/2019
Common stock repurchase activity under the share repurchase program during the fourth quarter ended June 30, 2020 was as follows (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
April 1, 2020 - April 30, 2020	99,165	$138.25	99,165	$37.9
May 1, 2020 - May 31, 2020	—	$—	—	$537.9
June 1, 2020 - June 30, 2020	—	$—	—	$537.9
Total	99,165	$138.25	99,165	$537.9

Dividends

The following tables provides information with respect to the Company’s cash dividends declared and frequency of payments during fiscal year ended June 30, 2020 and 2019:

Year Ended June 30, 2020
	Q1	Q2	Q3	Q4
Dividends declared date	August 8, 2019	November 6, 2019	February 4, 2020	May 5, 2020
Dividends payment date	August 19, 2019	November 25, 2019	February 25, 2020	May 26, 2020
Cash dividend paid per common stock	$0.30	$0.30	$0.30	$0.30

Year Ended June 30, 2019
	Q1	Q2	Q3	Q4
Dividends declared date	August 8, 2018	November 9, 2018	February 8, 2019	May 10, 2019
Dividends payment date	September 10, 2018	November 26, 2018	February 25, 2019	May 28, 2019
Cash dividend paid per common stock	$0.25	$0.25	$0.25	$0.25

On August 21, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.40 per share payable on September 8, 2020 to shareholders of record at the close of business on August 31, 2020. The Company intends to pay regular quarterly cash dividends of at least $0.40 per share during each remaining quarter of fiscal 2021, however any future dividends will be subject to the approval of the Company’s Board of Directors. In determining whether to approve future dividends, the Company’s Board of Directors will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.
Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Unregistered Securities Sold During fiscal 2020
We did not sell any unregistered securities during fiscal 2020.

Item 6. Selected Financial Data
The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2020, 2019 and 2018 and the consolidated balance sheet data as of June 30, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations and comprehensive income data for the fiscal years ended June 30, 2017 and 2016 and the consolidated balance sheet data as of June 30, 2018, 2017 and 2016 are derived from our consolidated financial statements which are not included in this report. Historical results are not necessarily indicative of future results and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report.

	Years Ended June 30,
In thousands, except per share data	2020	2019	2018	2017	2016
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues (4)	$1,284,500	$1,161,733	$1,016,861	$865,268	$666,395
Cost of revenues (1)	676,328	624,129	573,289	469,560	341,600
Gross profit	608,172	537,604	443,572	395,708	324,795
Operating expenses:
Research and development (1)	89,405	82,070	74,324	69,094	57,765
Sales, general and administrative (1)	40,569	43,237	43,121	36,853	33,269
Litigation settlement	—	18,000	—	—	—
Business e-mail compromise (“BEC”)- (recovery)	—	—	—	—	(8,294)
Total operating expenses	129,974	143,307	117,445	105,947	82,740
Income from operations	478,198	394,297	326,127	289,761	242,055
Interest expense and other, net	(28,002)	(12,808)	(11,985)	(4,737)	(2,115)
Income before income taxes	450,196	381,489	314,142	285,024	239,940
Provision for income taxes (2) (3)	69,899	58,795	117,852	27,518	26,324
Net Income	$380,297	$322,694	$196,290	$257,506	$213,616
Net income per share of common stock:
Basic	$5.81	$4.52	$2.54	$3.16	$2.53
Diluted	$5.80	$4.51	$2.51	$3.09	$2.49
Weighted average shares used in computing net income per share of common stock:
Basic	65,427	71,435	77,179	81,478	84,402
Diluted	65,514	71,602	78,331	83,252	85,784
Cash dividends paid per common share	$1.20	$1.00	$—	$—	$—
(1) Includes stock-based compensation as follows
Cost of revenues	$121	$347	$360	$264	$448
Research and development	2,022	2,045	1,873	1,861	2,296
Sales, general and administrative	745	498	975	660	975
Total stock-based compensation	$2,888	$2,890	$3,208	$2,785	$3,719
(2) Includes the excess tax benefits resulting from the adoption of ASU 2016-09 Stock Compensation	$—	$—	$(29,091)	$(7,939)	$—
(3) Includes Tax Reform	$—	$2,765	$116,572	$—	$—

(4) Effective July 1, 2018, for fiscal year end 2019 and fiscal year end 2020, the Company adopted the new revenue accounting standard (“ASC 606”). As we elected the modified retrospective method of adoption, comparative information from prior periods have not been restated and continues to be reported under the ASC 605, “Revenue Recognition” information. Refer to Note 2, “Significant Accounting Policies” and Note 3, “Revenue” for additional information.

	June 30,
In thousands	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$142,617	$238,147	$666,681	$604,198	$551,031
Investments – short-term	925	69,866	—	—	—
Investments – long-term	513	31,585	—	—	—
Working capital	322,350	574,625	888,436	853,846	637,721
Total assets	737,451	875,865	1,022,577	972,711	747,108
Debt – short-term	24,067	30,675	24,425	14,743	10,993
Debt – long-term	628,437	464,700	460,352	241,821	191,564
Total stockholders’ equity	(295,458)	99,277	315,748	601,764	440,376

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
The majority of our human capital resources consist of entrepreneurial and de-centralized research and development (“R&D”) personnel. We do not employ a traditional direct sales force, but instead drive brand awareness through online reviews and publications, our website, our distributors and the Company’s user community where customers can interface directly with our R&D, marketing, and support teams. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base market.
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

COVID-19 Update- The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if we have an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. While our ability to procure components and services has improved, the disruptions in our supply chain have not been fully remediated. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 15 to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied PCS.

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

•Enterprise Technology includes our UniFi platforms, including UniFi enterprise Wi-Fi, UniFi Protect, UniFi switching and routing solutions and our AmpliFi platform

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. Sales to distributors accounted for 93% of our revenues in the year ended June 30, 2020.

Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs which include salary, benefits and stock-based compensation, in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics costs, tariffs and excess and obsolete inventory write-downs.
We currently operate warehouses located in U.S. and the Czech Republic. In addition, we outsource other logistics warehousing and order fulfillment functions located in China and to a lesser extent in other countries. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.

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
Provisions for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that tax liability is greater than its original estimate. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Regulatory, Legal and Tax Matters—Changes in applicable tax regulations could negatively affect our financial results” for additional information.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgement and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recognition of Revenues

Revenue consists of revenue from sales of hardware and the related essential software (“Products”) as well as related implied PCS. We recognize revenue when obligations under the terms of a contract with our customers are satisfied, generally, upon transfer of control of promised goods or services to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We apply the following five-step revenue recognition model:

•Identification of the contract, or contracts with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy the performance obligation

Transfer of control to the customer for products generally occurs at the point in time when products have been shipped to our customer as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is recognized ratably over time over the estimated period for which implied PCS services will be delivered.

PCS is the right to receive, on a when-and-if available basis, future unspecified software upgrades and features relating to the product’s essential software as well as technical support and bug fixes.

The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company’s distinct performance obligations consist mainly of transferring control of its products identified in the contracts, purchase orders or invoices and implied PCS services.

Our contracts with the majority of our distribution customers do not include provisions for cancellations, returns, inventory swaps, or refunds that materially impact recognized revenue. Internet or Web based sales include regulatory provisions which allow customers to return the goods, generally within 30 days and did not materially impact recognized revenue.

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

Transaction price and allocation to performance obligations

Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost-plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligation, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.

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

Inventory and Inventory Valuation

The Company’s inventories are primarily finished goods and, to a lesser extent, raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, or Net Realizable Value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from the Company’s estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand. Customer demand is dependent on various factors and requires the Company to use judgment in forecasting future demand for these products. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company’s gross margin. If the Company ultimately sells inventory that has been previously written down, the Company’s gross margins in future periods would be positively impacted.

The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor, tariffs and materials costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in future periods based on the Company’s rate of inventory turnover.

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

Results of Operations

Comparison of Years Ended June 30, 2020 and 2019

	Years Ended June 30,
	2020		2019
	(In thousands, except percentages)
Revenues	$1,284,500	100%	$1,161,733	100%
Cost of revenues (1)	676,328	53%	624,129	54%
Gross profit	608,172	47%	537,604	46%
Operating expenses:
Research and development (1)	89,405	7%	82,070	7%
Sales, general and administrative (1)	40,569	3%	43,237	4%
Litigation settlement	—	—%	18,000	2%
Total operating expenses	129,974	10%	143,307	13%
Income from operations	478,198	37%	394,297	34%
Interest expense and other, net	(28,002)	*	(12,808)	*
Income before income taxes	450,196	35%	381,489	33%
Provision for income taxes	69,899	5%	58,795	5%
Net Income	$380,297	30%	$322,694	28%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$121		$347
Research and development	2,022		2,045
Sales, general and administrative	745		498
Total stock-based compensation	$2,888		$2,890

Revenues

Revenues increased $122.8 million, or 11%, from $1.2 billion in fiscal 2019 to $1.3 billion in fiscal 2020. During fiscal year ended June 30, 2020, there were no material price changes in the Company’s products sold. However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.

Revenues by Product Type

	Years Ended June 30,
	2020		2019
	(in thousands, except percentages)
Service Provider Technology	$442,023	34%	$428,490	37%
Enterprise Technology	842,477	66%	733,243	63%
Total revenues	$1,284,500	100%	$1,161,733	100%

Service Provider Technology revenues increased $13.5 million, or 3.2%, from $428.5 million in fiscal 2019, to $442.0 million in fiscal 2020, primarily due to increased revenue in North America and EMEA, partially offset by a decrease in Asia Pacific and South America.

Enterprise Technology revenues increased $109.2 million, or 14.9%, from $733.2 million in fiscal 2019, to $842.5 million in fiscal 2020 primarily due to product expansion and further adoption of our UniFi technology platform across all regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who in turn sell to resellers or directly to end customers, which may be in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2020 and fiscal 2019:

	Years Ended June 30,
	2020		2019
	(in thousands, except percentages)
North America (1)	$571,901	45%	$497,218	43%
Europe, the Middle East and Africa	517,132	40%	477,332	41%
Asia Pacific	112,121	9%	108,460	9%
South America	83,346	6%	78,723	7%
Total revenues	$1,284,500	100%	$1,161,733	100%
 (1) Revenue for the United States was $539.0 million and $469.8 million in fiscal 2020 and fiscal 2019, respectively.

North America

Revenues in North America increased $74.7 million, or 15.0%, from $497.2 million in fiscal 2019 to $571.9 million in fiscal 2020. The year-over-year increase was primarily due to increased revenues from both our Enterprise Technology and Service Provider Technology products.

South America

Revenues in South America increased $4.6 million, or 5.9%, from $78.7 million in fiscal 2019 to $83.3 million in fiscal 2020. The year-over-year increase was primarily due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue in our Service Provider Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA increased $39.8 million, or 8.3%, from $477.3 million in fiscal 2019 to $517.1 million in fiscal 2020. The year-over-year increase was due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $3.7 million, or 3.4%, from $108.5 million in fiscal 2019 to $112.1 million in fiscal 2020. The year-over-year increase was primarily due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue in our Service Provider Technology products.

Cost of Revenues and Gross Profit

Cost of revenues increased $52.2 million, or 8.4%, from $624.1 million in fiscal 2019 to $676.3 million in fiscal 2020. The increase in fiscal 2020 was primarily due to cost increase associated with an overall increase in revenue, higher indirect costs, higher tariffs and expedited shipping costs.

Gross profit margin increased to 47.3% in fiscal 2020 from 46.3% in fiscal 2019. The increase was primarily driven by favorable changes in product mix, partially offset by higher tariffs and expedited shipping costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased $7.3 million, or 8.9%, from $82.1 million in fiscal 2019 to $89.4 million in fiscal 2020. As a percentage of revenues, research and development expenses decreased from 7.1% in fiscal 2019 to 7.0% in fiscal 2020. The increase in R&D expense in absolute dollars was primarily driven by higher-employee related expenses and general development activities.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses decreased $2.7 million, or 6.2%, from $43.2 million in fiscal 2019 to $40.6 million in fiscal 2020. As a percentage of revenues, sales, general and administrative expenses decreased from 3.7% in fiscal 2019 to 3.2% in fiscal 2020. The decrease in SG&A in absolute dollars was primarily due to lower professional fees and employee related costs offset, in part by higher marketing expenses, increased service fees and higher depreciation.

Provision for Income Taxes

Our provision for income taxes increased 18.9% from $58.8 million for fiscal 2019 to $69.9 million for fiscal 2020. Our effective tax rate increased to 15.5% in fiscal 2020 as compared to 15.4% for fiscal 2019. The slight increase in the effective tax rate in fiscal 2020 is primarily due to the mix of earnings earned in various jurisdictions.

Comparison of Year Ended June 30, 2019 and 2018

Pursuant to Regulation S-K item 303, a detailed review of our fiscal 2019 performance compared to our fiscal 2018 performance is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed with the SEC on August 21, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $142.6 million and $238.1 million at June 30, 2020 and 2019, respectively.

In fiscal year 2019 the Company began investing cash in various fixed income available-for-sale securities. As of June 30, 2020 and 2019 we held $2.5 million and $103.3 million respectively, in available-for-sale securities. Our securities investment portfolio consists of high quality, investment grade securities from diverse issuers. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Our Business and Operations—We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.” for additional information.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$460,284	$259,258
Net cash provided by (used in) investing activities	69,584	(157,567)
Net cash (used in) financing activities	(625,398)	(530,225)
Net (decrease) increase in cash and cash equivalents	$(95,530)	$(428,534)

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2020 consisted primarily of net income of $380.3 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $52.4 million. This net change consisted primarily of $28.1 million increase in inventory, $10.8 million increase in prepaid and other assets, and a $3.5 million decrease in taxes payable due to the timing of federal tax payments, partially offset by $3.1 million decrease in vendor deposits and a $76.9 million increase in accounts payable and accrued liabilities.

Net cash provided by operating activities in fiscal 2019 consisted primarily of net income of $322.7 million, partially offset by the changes in operating assets and liabilities that resulted in net cash outflow of $78.3 million. This net change was primarily driven by outflows arising from $163.7 million increase in inventory and $15.8 million increase in prepaid and other assets, partially offset by $27.7 million decrease in vendor deposits, a $16.3 million increase in taxes payable due to the timing of federal tax payments and a $29.3 million increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities during fiscal 2020 was $69.6 million. Our investing activities consisted primarily of cash inflows of $100.2 million net proceeds from our available-for-sale securities offset, in part by $30.6 million of capital expenditures.

We used $157.6 million of cash investing during fiscal 2019. During fiscal 2019 our investing activities consisted of net purchases of available-for-sale securities of $100.9 million, $51.7 million of capital expenditures and purchase of intangible assets, and a $5.0 million purchase of a private equity investment.

Cash Flows from Financing Activities
We used $625.4 million of cash in financing activities during fiscal 2020. During fiscal 2020, we generated $157.5 million of net funds from borrowing and repayments under the Facilities, which were more than offset by financing cash outflows of $700.1 million related to repurchase of common stock, $78.7 million related to dividends paid on our common stock and $3.1 million of debt issuance costs related to the Third Amendment. See Note 8- Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

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

Liquidity

We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our Facilities will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on our Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under our Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Payments Date by Period
	Year 1	1-3 Years	3-5 Years	More than 5 Years	Total
Operating Leases	7,856	8,318	6,753	5,476	28,403
Debt Payments	25,000	630,000	—	—	655,000
Interest and other payments on debt payment obligations (1)	13,953	20,669	—	—	34,622
Transition tax	9,004	18,007	39,391	28,137	94,539
Other Obligations	21,077	40,000	6,667	—	67,744
Total	$76,890	$716,994	$52,811	$33,613	$880,308
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2020. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

Operating Leases

See Note 9 - Leases of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under leases as of June 30, 2020.

Debt and Interest Payment Obligations

See Note 8 - Debt of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under debt as of June 30, 2020.

Purchase Obligations
We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2020, we have recorded a purchase obligation liability of $3.3 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2020. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $146.3 million to $303.3 million as of June 30, 2020, depending upon the timing of orders placed for these components by our manufacturers. See Note 10 - Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under purchase commitments as of June 30, 2020.

Transition Tax

The Company has obligations of $94.5 million as of June 30, 2020, related to Transition Tax. These obligations are included within Income tax payable and Long-term taxes payable on our Consolidated Balance Sheets.

Other Obligations

As of June 30, 2020. the Company has other obligations of $3.9 million which consisted primarily of commitments related to raw materials and research and development projects.

Unrecognized Tax Benefits

As of June 30, 2020, we had $31.4 million and an additional $4.9 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2020 or 2019.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have significant liability for the above indemnities as of June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we had no off-balance sheet arrangements other than those mentioned above.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $142.6 million and $238.1 million as of June 30, 2020 and 2019. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2020, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $13.1 million over the next twelve months.

Foreign Currency Risk

The vast majority of our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $7.6 million for fiscal year June 30, 2020.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Accounting and Finance Officer, and effected by such company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2020.

The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial

Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Executive Compensation”, “CEO Pay Ratio”, “Proposal One Election of Directors—Directors’ Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  1. Financial Statements

The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 48 of this Form 10-K.

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws of Ubiquiti Inc., as amended	10-K		August 21, 2019

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.6†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.7	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.8	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.9	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.1	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

10.11	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

10.12	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	10-Q	10.1	May 10, 2019

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.13	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	September 12, 2019

10.14	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(c) Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ubiquiti Inc.

Dated:	August 21, 2020	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 21, 2020	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2020

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)	August 21, 2020

/s/ Ronald A. Sege Ronald A. Sege	Director	August 21, 2020

/s/ Rafael Torres Rafael Torres	Director	August 21, 2020

/s/ Michael E. Hurlston Michael E. Hurlston	Director	August 21, 2020

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2020 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Unrecognized tax benefits

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company records a liability for unrecognized tax benefits associated with uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions only if there is more than a 50% likelihood that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2020, the Company has recorded a liability for gross unrecognized tax benefits, excluding associated interest and penalties, of $31.4 million.

We identified the assessment of gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of tax law in the United States and certain foreign jurisdictions in which it operates, and their inter-relationship. This evaluation included the determination of which tax positions have more than a 50% likelihood of being sustained upon examination.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the Company’s gross unrecognized tax benefit process to:

•evaluate the Company’s tax structure and interpret United States and foreign tax laws and their inter-relationship,
•identify tax law changes in jurisdictions that may impact the Company’s unrecognized tax benefits, and
•evaluate and estimate the gross unrecognized tax benefits associated with uncertain tax positions.

In addition, we involved tax professionals with specialized skills and knowledge, who assisted in performing the following procedures over certain jurisdictions:

•obtaining an understanding of the Company’s overall tax structure and assessing the Company’s compliance with tax laws,
•evaluating changes in the Company’s tax structure that occurred during the year as well as changes in tax law, and assessing the interpretation of those changes under the relevant jurisdiction’s tax law,
•examining and assessing transfer pricing studies for compliance with applicable regulations,
•inspecting correspondence, assessments, and settlements from taxing authorities to assess the Company’s determination of its tax positions having more than a 50% likelihood to be sustained upon examination, and
•performing an independent analysis of the Company’s uncertain tax positions and comparing our determination of its tax positions having more than a 50% likelihood to be sustained upon examination to the Company’s assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York

August 21, 2020

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$142,617	$238,147
Investments — short-term	925	69,866
Accounts receivable, net of allowance for doubtful accounts of $203 and $203 at June 30, 2020 and June 30, 2019 respectively	142,160	156,043
Inventories	285,943	264,281
Vendor deposits	5,934	11,608
Prepaid income taxes	34	23
Prepaid expenses and other current assets	9,034	13,843
Total current assets	586,647	753,811
Property and equipment, net	78,522	13,618
Operating lease right-of-use assets, net	24,444	—
Deferred tax assets — long-term	4,102	2,910
Investments — long-term	513	31,585
Other long-term assets	43,223	73,941
Total assets	$737,451	$875,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$155,547	$38,722
Income taxes payable	30,961	25,556
Debt — short-term	24,067	30,675
Other current liabilities	53,722	84,233
Total current liabilities	264,297	179,186
Income tax payable — long-term	115,330	124,262
Operating lease liabilities — long-term	18,533	—
Debt — long-term	628,437	464,700
Other long-term liabilities	6,312	8,440
Total liabilities	1,032,909	776,588
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
63,687,891 and 69,472,568 outstanding at June 30, 2020 and June 30, 2019, respectively	64	69
Additional paid–in capital	447	—
Accumulated other comprehensive income	9	393
Retained (deficit) earnings	(295,978)	98,815
Total stockholders’ (deficit) equity	(295,458)	99,277
Total liabilities and stockholders’ equity	$737,451	$875,865

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2020	2019	2018
Revenues	$1,284,500	$1,161,733	$1,016,861
Cost of revenues	676,328	624,129	573,289
Gross profit	608,172	537,604	443,572
Operating expenses:
Research and development	89,405	82,070	74,324
Sales, general and administrative	40,569	43,237	43,121
Litigation settlement	—	18,000	—
Total operating expenses	129,974	143,307	117,445
Income from operations	478,198	394,297	326,127
Interest expense and other, net	(28,002)	(12,808)	(11,985)
Income before income taxes	450,196	381,489	314,142
Provision for income taxes	69,899	58,795	117,852
Net Income	$380,297	$322,694	$196,290
Net income per share of common stock:
Basic	$5.81	$4.52	$2.54
Diluted	$5.80	$4.51	$2.51
Weighted average shares used in computing net income per share of common stock:
Basic	65,427	71,435	77,179
Diluted	65,514	71,602	78,331

Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities	(384)	393	—
Other Comprehensive (loss) income	(384)	393	—
Comprehensive income	379,913	323,087	196,290
See notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balances at June 30, 2017	80,275,965	$80	$525	$601,159	$—	$601,764
Net Income	—	—	—	196,290	—	196,290
Stock options exercised	1,484,110	2	1,537	—	—	1,539
Payroll taxes settled on Option Exercises	(582,497)	(1)	—	(40,623)	—	(40,624)
Restricted stock units issued, net of tax withholdings	57,255	—	(1,415)	—	—	(1,415)
Repurchase of Common Stock	(7,162,312)	(7)	(3,462)	(441,545)	—	(445,014)
Stock-based compensation expense	—	—	3,208	—	—	3,208
Balances at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	322,694	—	322,694
Other comprehensive income (loss)	—	—	—	—	393	393
Stock options exercised	92,644	—	831	—	—	831
Restricted stock units issued, net of tax withholdings	41,256	—	(1,473)	—	—	(1,473)
Repurchase of Common Stock	(4,733,853)	(5)	(2,641)	(467,802)	—	(470,448)
Stock-based compensation expense	—	—	2,890	—	—	2,890
Dividends Paid on Common Stock ($1 per share)	—	—	—	(71,358)	—	(71,358)
Balances at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	380,297	—	380,297
Other comprehensive income (loss)				—	(384)	(384)
Stock options exercised	22,582	—	179	—	—	179
Restricted stock units issued, net of tax withholdings	35,541	—	(1,132)	—	—	(1,132)
Repurchase of Common Stock	(5,842,800)	(5)	(1,488)	(696,408)	—	(697,901)
Stock-based compensation expense	—	—	2,888	—	—	2,888
Dividends Paid on Common Stock ($1.20 per share)	—	—	—	(78,682)	—	(78,682)
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2020	2019		2018
Cash Flows from Operating Activities:
Net income	$380,297	$322,694		$196,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,695	7,556		7,310
Impairment of cost-based investment	5,000	—		—
Amortization of debt issuance costs	1,807	1,114		751
Non-cash lease expense	1,146	—		—
Premium amortization and (discount accretion), net	(52)	(696)		—
Write off unamortized debt issuance costs	105	—		489
Provision for inventory obsolescence	6,617	1,637		2,336
Provisions for loss on vendor deposits and purchase commitments	3,327	2,911		14,891
Stock-based compensation	2,888	2,890		3,208
Deferred taxes	(1,194)	196		2,027
Other, net	265	(725)		(849)
Changes in operating assets and liabilities:
Accounts receivable	13,883	18,728		(33,973)
Inventories	(28,053)	(163,659)		35,974
Vendor deposits	3,124	27,705		4,798
Prepaid income taxes	(11)	(23)		2,419
Prepaid expenses and other assets	(10,813)	(15,812)		(9,404)
Accounts payable	116,900	24,329		(34,596)
Income taxes payable	(3,527)	16,318		103,769
Deferred revenues	855	9,079		4,941
Accrued and other liabilities	(39,975)	5,016		31,666
Net cash provided by operating activities	460,284	259,258		332,047
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(30,619)	(51,684)	(1)	(9,115)
Private equity investment	—	(5,000)		—
Purchase of investments	(27,538)	(220,076)		—
Proceeds from sale of investments	111,909	80,889		—
Proceeds from maturity of investments	15,832	38,304		—
Net cash (used in) investing activities	69,584	(157,567)		(9,115)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Term	37,500	—		500,000
Proceeds from borrowing under the credit facility- Revolver	390,000	35,000		218,500
Repayment against credit facility- Revolver	(245,000)	—		(399,500)
Repayment against credit facility - Term	(25,000)	(25,000)		(88,750)
Debt Issuance Costs	(3,138)	—		(5,185)
Repurchases of common stock	(700,125)	(468,225)		(445,014)
Payment of common stock cash dividends	(78,682)	(71,358)		—
Proceeds from exercise of stock options	179	831		1,539
Tax withholdings related to net share settlements of stock options	—	—		(40,624)
Tax withholdings related to net share settlements of restricted stock units	(1,132)	(1,473)		(1,415)
Net cash (used in) provided by financing activities	(625,398)	(530,225)		(260,449)
Net (decrease) increase in cash and cash equivalents	(95,530)	(428,534)		62,483
Cash and cash equivalents at beginning of period	238,147	666,681		604,198
Cash and cash equivalents at end of period	$142,617	$238,147		$666,681
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$74,918	$41,725		$9,605
Interest paid	$21,817	$23,348		$11,377
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$8,610	$—		$—
Unpaid stock repurchases	$—	$2,223		$—
Unpaid property and equipment and other long-term assets	$366	$440		$144
Net unsettled investment purchases (sales, and maturities)	$522	$(522)		$—

(1) The Company reclassified $42 million reported in previous period, related to deposits on long term assets to purchase of property and equipment and other long-term assets, to conform to the current period presentation.
See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.
The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2020, 2019 and 2018 as fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principle (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has reclassified certain amounts reported in the previous period to conform to the current period presentation.

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

Segments

Management has determined that it operates as one reportable and operating segment as the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a segment basis. Further information regarding Segments can be found in Note 15, to the consolidated financial statements.

Recognition of Revenues
Revenue consists of revenue from sales of hardware and the related essential software (“Products”) as well as related implied PCS. We recognize revenue when obligations under the terms of a contract with our customers are satisfied, generally, upon transfer of control of promised goods or services to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We apply the following five-step revenue recognition model:
•Identification of the contract, or contracts with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy the performance obligation

Transfer of control to the customer for products generally occurs at the point in time when products have been shipped to our customer as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is recognized ratably over time over the estimated period for which implied PCS services will be delivered.

PCS is the right to receive, on a when-and-if available basis, future unspecified software upgrades and features relating to the product’s essential software as well as technical support and bug fixes.

The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company’s distinct performance obligations consist mainly of transferring control of its products identified in the contracts, purchase orders or invoices and implied PCS services.

Our contracts with the majority of our distribution customers do not include provisions for cancellations, returns, inventory swaps, or refunds that materially impact recognized revenue. Internet or Web based sales include regulatory provisions which allow customers to return the goods, generally within 30 days and did not materially impact recognized revenue.

We record amounts billed to distributors and Web based customers for shipping and handling costs as revenues. We classify shipping and handling costs incurred by us as cost of revenue. Deposit payments received from distributors in advance of recognition of revenues are included in current liabilities of our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.

Transaction price and allocation to performance obligations

Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost-plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligations, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.

The expected costs associated with our base warranties continue to be recognized as an expense when the products are sold and are not considered a separate performance obligation.

Costs for research and development and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenues allocated to PCS could also change.

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities for PCS include reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of this development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2020 and 2019, the Company had deferred revenues of $22.7 million and $21.7 million, respectively, related to PCS obligations.

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

The Company derives its accounts receivable from revenues earned from customers located worldwide. The Company bases credit decisions primarily upon a customer’s past credit history. If upfront deposits or prepayments are not required, customers then may be granted standard credit terms, which range from net 30 to 60 days.

The Company subcontracts with third parties to manufacture most of our products. The Company relies on the ability of these contract manufacturers to produce the products sold to its distributors. A significant portion of the Company’s products are manufactured by a few contract manufacturers.

Inventory and Inventory Valuation

The Company’s inventories are primarily finished goods and, to a lesser extent, raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and Net Realizable Value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. Should actual market conditions differ from the

Company’s estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the estimated market value. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand. Customer demand is dependent on various factors and requires the Company to use judgment in forecasting future demand for these products. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company’s gross margin. If the Company ultimately sells inventory that has been previously written down, the Company’s gross margins in future periods would be positively impacted.

The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and material costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in the future periods based on the Company’s rate of inventory turnover.

Product Warranties

The Company offers warranties on certain products, generally for a period of one year, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations and comprehensive income within cost of revenues. The warranties are typically in effect for 12 months from the distributor’s purchase date of the product. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates. Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for the replacement cost of defective products, which it also factors into its warranty liability assessment.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based on its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect the customers’ abilities to pay.

In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its obligations to the Company, the Company records a specific allowance against amounts due from the customer, and thereby reduces the net recognized receivable to the amounts it reasonably believes will be collected.

The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
Beginning balance	$203	$453	$440
Charged to (released from) expenses	85	(250)	13
Bad debt write-offs	(85)	—	—
Ending balance	$203	$203	$453

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

Long Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2020, 2019 and 2018.

Property and Equipment

Furniture, fixtures and equipment are recorded at cost. The Company capitalizes eligible costs to acquire or develop internal-use software, which is included as property and equipment on the Company’s consolidated balance sheets. Capitalized costs primarily include payroll and payroll-related costs and facilities costs.

The Company computes depreciation or amortization using the straight-line method over estimated useful lives, as follows:

Estimated Useful Life
Testing equipment	3 to 5 years
Computer and other equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Software	up to 3 years
Corporate aircraft	15 years
Leasehold improvements	shorter of lease term or useful life

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the statement of operations. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

The Company’s intangible assets consist primarily of domain name purchase and legal costs associated with application for and registration of the Company’s trademarks, which are all included in other long-term assets. The Company amortizes all definite-lived intangible assets that are subject to amortization over the estimated useful life based on economic benefit. Domain names are amortized over 15 years, while other intangible assets are generally amortized over 5 years. All patent filing and defense costs are expensed as incurred, however, to date these costs have not been significant.

Leases

The Company enters into agreements under which we lease various real estate spaces, including warehouse facilities and office space, that are generally leased under noncancelable agreements and include various renewal options for additional periods and/or have options to early terminate. At contract inception, the Company determines if an arrangement is a lease, or contains a lease, of an identified asset for which the Company has the right to obtain substantially all of the economic benefits from its use and the right to direct its use. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The implicit discount rate in the Company’s leases generally cannot readily be determined and therefore, the Company uses its incremental borrowing rate based on information available at lease commencement date in determining the present value of future payments. ROU assets are determined based upon the calculated lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received and cumulative deferred or prepaid lease payments. The Company has options to renew or terminate certain leases. These options are included in the determination of lease term when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components in determining ROU assets or lease liabilities for operating leases. Additionally, the Company does not recognize ROU assets or lease liabilities for leases with original terms or renewals of one year or less. Lease expense for our operating leases is recognized on a straight-line basis over the term of the lease.

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

Stock-based Compensation

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2020, fiscal 2019, or fiscal 2018. Restricted stock units are valued based on the fair value of the Company’s common stock on the date of grant.

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

As a result of the adoption of this standard, there was no adjustment to the opening balance of retained earnings as there was no cumulative effect adjustment at the date of adoption. Accordingly, the primary impact of adopting ASC 842 was the recognition of ROU assets and lease liabilities for operating leases of approximately $23.3 million and $24.0 million respectively for all existing leases which had remaining obligations as of July 1, 2019. This included reclassifying deferred rent of $0.7 million from other current liabilities to a component of the ROU asset. ASC 842 did not have a material impact on our results of operations and comprehensive income and statement of cash flow.

Recent Accounting Pronouncements Not Yet Effective
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, we will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for the Company’s fiscal year beginning July 1, 2020 on a modified retrospective basis. Although the Company is finalizing the adoption process of the new standard, including identifying, evaluating and quantifying the impact on the consolidated financial statements, we do not except the adoption of this ASU to result in a material impact to the Company’s consolidated financial position, results of operations, or cash flows.
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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our products and PCS to our customers. Transfer of control to the customer for products generally occurs at the point in time when products have been shipped to our customer as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is recognized ratably over time over the estimated period for which implied PCS services will be delivered.

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

As of June 30, 2020 and 2019, the Company’s customer deposits were $2.1 million and $3.0 million, respectively.

As of June 30, 2020, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $16.5 million and $6.3 million, respectively.

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

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2020 and 2019 (in thousands):

	June 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$1,055	$—	$—	$1,055	$1,055	$—	$—
Subtotal	$1,055	$—	$—	$1,055	$1,055	$—	$—

Level 2
Corporate securities	1,429	9	—	1,438	—	925	513
Subtotal	$1,429	$9	$—	$1,438	$—	$925	$513

Total	$2,484	$9	$—	$2,493	$1,055	$925	$513
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

During fiscal year end June 30, 2020 and 2019, the Company reclassified realized net gain of $371.8 thousand and $30.5 thousand, respectively, to earnings from accumulated other comprehensive income.

During fiscal year end June 30, 2020 and 2019, the Company had $1.0 million and $2.7 million, respectively, of interest income on our investment securities.

The Company had no continuous unrealized loss positions from marketable securities as of June 30, 2020. The following table represents the Company’s marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of June 30, 2019 (in thousands):

	June 30, 2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$8,072	$—	$8,072
Unrealized Loss	$(3)	$—	$(3)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during fiscal year end June 30, 2020 and 2019.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of June 30, 2020 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	1,978	1,980
Due after 1 year through 5 years	506	513
Total	$2,484	$2,493

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.

As of June 30, 2020 and 2019 the Company had an outstanding loan associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of June 30, 2020 and 2019, the fair value of the Company’s debt carried at historical cost was $655.0 million and $497.5 million, respectively.

NOTE 5—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2020	2019	2018
Numerator:
Net Income	$380,297	$322,694	$196,290
Denominator:
Weighted-average shares used in computing basic net income per share	65,427	71,435	77,179
Add—dilutive potential common shares:
Stock options	30	87	1,074
Restricted stock units	57	80	78
Weighted-average shares used in computing diluted net income per share	65,514	71,602	78,331
Net income per share of common stock:
Basic	$5.81	$4.52	$2.54
Diluted	$5.80	$4.51	$2.51

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2020	2019	2018
Restricted stock units	6	—	2

NOTE 6—BALANCE SHEET COMPONENTS
Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2020	2019
Finished goods	$282,381	$260,895
Raw materials	3,562	3,386
Total	$285,943	$264,281

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2020	2019
Testing equipment	$12,476	$10,258
Tooling equipment	13,601	10,624
Leasehold improvements	12,944	11,712
Computer and other equipment	7,676	7,264
Software	7,266	6,870
Furniture and fixtures	2,147	2,083
Corporate aircraft	64,659	—
Property and Equipment, Gross	120,769	48,811
Less: Accumulated depreciation	(42,247)	(35,193)
Property and Equipment, net	$78,522	$13,618

The Company recorded depreciation expense of $7.6 million, $7.5 million and $7.2 million in fiscal 2020, 2019 and 2018, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2020	2019
Deposits on aircraft (1)	$—	$42,000
Hong Kong tax deposit (2)	35,495	19,960
Intangible assets, net (3)	3,063	3,257
Other long-term assets (4)	4,665	8,724
Total	$43,223	$73,941
(1) The Company made $42 million and $15 million in deposits related to the purchase of an airplane in fiscal 2019 and fiscal 2020. During the third quarter of fiscal 2020, the Company made its final payment that was due upon transfer of title and receipt of the airplane. As a result, the Company reclassified the $57 million in deposits related to the purchase, to Property and Equipment, net on our Consolidated Balance Sheet. As a result of an independent security study, the Company’s independent directors approved the purchase of the airplane, which Mr. Pera will be expected to use for all business and personal air travel.
(2) The Company made a total of $35.5 million of deposits with the Hong Kong Inland Revenue Department (“IRD”) in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2014 tax years. Of that amount, $15.5 million, $13.4 million, and $6.6 million were made during fiscal year 2020, 2019 and 2018, respectively. We expect the $35.5 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(3) Accumulated amortization was $1.8 million and $1.6 million as June 30, 2020 and June 30, 2019, respectively.
(4) During fiscal 2019, the Company entered into a $5 million strategic cost method investment where the Company acquired preferred stock. The shares were recorded at cost in Other Long-Term Assets on our Consolidated Balance Sheet. During fiscal 2020, the Company recorded an impairment charge of $5 million. This unrealized loss is reflected in Interest expense and other, net on the Consolidated Statement of Operations and Comprehensive Income.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,
	2020	2019
Deferred revenue — short term revenue	$16,464	$15,338
Accrued expenses	12,148	14,203
Lease Liability — current	7,056	—
Warranty accrual	4,538	4,518
Accrued compensation and benefits	4,084	3,866
Customer Deposits	2,061	2,982
Reserves for sales returns	1,275	783
Other payables	6,096	42,543
Total	$53,722	$84,233

Other Long-Term Liabilities

	June 30,
	2020	2019
Deferred Revenue — long term	$6,254	$6,525
Other long-term liabilities	58	1,915
Total	$6,312	$8,440

NOTE 7—ACCRUED WARRANTY
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2020	2019
Beginning balance	$4,518	$3,840
Accruals for warranties issued during the period	7,339	7,707
Changes in liability for pre-existing warranties during the period	360	(35)
Settlements made during the period	(7,679)	(6,994)
Total	$4,538	$4,518

NOTE 8—DEBT

On September 9, 2019, Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited (the “Cayman Borrower”), as a released party, and certain subsidiaries entered into the Third Amendment (the “Third Amendment”) to the Second Amended & Restated Credit Agreement, dated January 17, 2018 (as amended by the First Amendment, dated as of June 19, 2018, and the Second Amendment dated as of March 15, 2019, the “Second A&R Credit Agreement”, and as further amended by the Third Amendment, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that provides for a $700 million senior secured revolving credit facility (the “Revolving Facility”) and a $500 million senior secured term loan facility (the “Term Facility”, together with the Revolving Facility, the “Facilities”), with an option to request increases in the amounts of such credit facilities by up to an additional $400 million in the aggregate. The maturity date for the Facilities remains at January 17, 2023.

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

The Company incurred $3.1 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the Facilities.

Our Debt consisted of the following (in thousands):

	June 30,
	2020	2019
Term Loan - short term	$25,000	$31,250
Debt issuance costs, net	(933)	(575)
Total Debt - short term	24,067	30,675
Term Loan - long term	450,000	431,250
Revolver - long term	180,000	35,000
Debt issuance costs, net	(1,563)	(1,550)
Total Debt - long term	$628,437	$464,700

The Revolving Facility includes a sub-limit of $10.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company's common stock. Under the Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until January 17, 2023, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 1.25% of the original principal amount of the term loan, in each case plus accrued and unpaid interest. Revolving, swingline and term loans may be prepaid at any time without penalty.

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

The Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage ratio of 3.25 to 1.00 and (ii) a minimum consolidated interest coverage of 3.5 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The obligations of Ubiquiti Inc. and certain domestic subsidiaries, if any, under the Credit Agreement are required to be guaranteed by such domestic subsidiaries (the “Domestic Guarantors”) and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Inc. and the Domestic Guarantors.

The Facilities

As of June 30, 2020, $475.0 million was outstanding on the Term Facility and $180.0 million on the Revolving Facility, leaving $520.0 million available on the Revolving Facility.

Term Facility:

Under the Credit Agreement, during fiscal year 2020, the Company made aggregate payments of $40.9 million under the Term Facility, of which $25.0 million was repayment of principal and $15.9 million was payment of interest.

Revolving Facility:

Under the Credit Agreement, during fiscal year 2020, the Company made aggregate payments of $250.9 million under the Revolving Facility, of which $245.0 million was repayment of principal and $5.9 million was payment of interest.

As of June 30, 2020, the interest rate on the term loan was 1.93%. As of July 31, 2020, the most currently available reset date, the Term Facility has an interest rate of 1.91%.

The table below shows the respective interest rates as of June 30, 2020, in addition to the interest rate reset dates as available for each revolver draw.

Debt Payment Obligations	Interest Rate as of June 30, 2020	Rate Reset Date	Reset Rate
$120 Million Revolver	1.93%	August 17, 2020	1.91%
$50 Million Revolver	1.93%	July 29, 2020	1.92%
$10 Million Revolver	1.94%	August 20, 2020	1.91%

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2020, for fiscal 2021 and future fiscal years (in thousands):

Fiscal Year	2021	2022	2023	2024	2025	Thereafter	Total
Debt payment obligations	$25,000	$25,000	$605,000	$—	$—	$—	$655,000
Interest and other payments on debt payment obligations (1)	13,953	13,465	7,204	—	—	—	34,622
Total	$38,953	$38,465	$612,204	$—	$—	$—	$689,622
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2020. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

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

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of June 30, 2020, we included such options in determining the lease terms for certain of our leases as we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

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

The following table summarizes our lease costs for fiscal year ended June 30, 2020 (in thousands):

		June 30, 2020
Operating lease costs:	Financial Statement Classification
Fixed lease costs	Operating expenses	$6,068
Fixed lease costs	Cost of revenues	2,062
Variable lease costs	Operating expenses	358
Variable lease costs	Cost of revenues	380
Total lease costs		$8,868

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for fiscal year June 30, 2020 was $0.2 million. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For fiscal year June 30, 2020, the cash paid for amounts associated with our operating lease liabilities were approximately $9.0 million which were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2020:

Fiscal 2021	$7,856
Fiscal 2022	4,544
Fiscal 2023	3,774
Fiscal 2024	3,602
Fiscal 2025	3,151
Thereafter	5,476
Total future fixed operating lease payments	$28,403

Less: Imputed interest	$2,814
Total operating lease liabilities	$25,589

Weighted-average remaining lease term - operating leases	5.44
Weighted-average discount rate - operating leases	3.8%

Due to our election to apply the effective date method of adoption for ASC 842, we have included the following additional disclosure under our historical lease accounting under ASC 840.

As of June 30, 2019, future minimum lease payments under non-cancelable operating lease were as follows (in thousands):

FY 2020	$7,395
FY 2021	$5,509
FY 2022	$2,639
FY 2023	$2,205
FY 2024	$1,982
Thereafter	$7,116
Total future minimum annual payments	$26,846

Fiscal 2019 rent expense under operating leases	$7.8 million

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of June 30, 2020 and June 30, 2019

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2020, we have recorded a purchase obligation liability of $3.3 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2020. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $146.3 million to $303.3 million as of June 30, 2020, depending upon the timing of orders placed for these components by our manufacturers.

Other Obligations

As of June 30, 2020, the Company has other obligations of $3.9 million which consisted primarily of commitments related to raw materials and research and development projects.

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

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent” and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board. On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On February 11, 2019, the Court maintained the stay pending a status conference scheduled for December 2, 2019. During the status conference on December 2, 2019, the Court rejected a request from Vivato to lift the stay in part. The Court maintained the stay in full pending a further status conference, which was originally scheduled for March 17, 2020 and subsequently rescheduled for August 31, 2020.

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

NOTE 11—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during fiscal year ended June 30, 2020 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs		Expiration date of Program
May 8, 2020	$500 million	—	$—	$—	—	$500.0	million	3/31/2022
November 8, 2019	$200 million	1,211,771	$133.78	$162.1	February 7, 2020 - April 21, 2020	$37.9	million	12/31/2021
August 9, 2019	$500 million	4,337,320	$115.28	$500.0	August 12, 2019 - October 28, 2019	$—		12/31/2020
November 9, 2018	$200 million	293,709	$121.86	$35.8	July 8,2019 - August 12, 2019	$—		12/31/2019

The following table summarizes total activity related to our stock repurchase programs for the fiscal year end as indicated (in millions, except average price per share):

	June 30,
	2020	2019	2018
Number of shares repurchased and retired	5.8	4.7	7.2
Average price per share	$119.45	$99.38	$62.13
Aggregate purchase price	$697.9	$470.4	$445.0

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. As of June 30, 2020 and 2019 the Company’s accumulated other comprehensive income includes $9.2 thousand and $0.4 million respectively, of net unrealized gains from our available-for-sale securities.

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

The 2010 Plan is administered by the Company’s Board of Directors or a committee of the Company’s Board of Directors. Subject to the terms and conditions of the 2010 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2010 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2010 Plan. Options and RSUs generally vest over a four-year period from the date of grant and generally expire five to ten years from the date of grant. The terms of the 2010 Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.

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

As of June 30, 2020, the Company had 9,990,032 authorized shares available for future issuance under all of its stock incentive plans.

Stock-based Compensation

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2020, 2019 and 2018 (in thousands):

	Years Ended June 30,
	2020	2019	2018
Cost of revenues	$121	$347	$360
Research and development	2,022	2,045	1,873
Sales, general and administrative	745	498	975
	$2,888	$2,890	$3,208

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2020, 2019 and 2018:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Balance, June 30, 2017	1,621,601	$1.76	1.55	$81,413
Exercised	(1,484,110)	$1.08
Balance, June 30, 2018	137,491	$9.15	3.62	$10,390
Exercised	(92,644)	$8.99
Balance, June 30, 2019	44,847	$9.50	2.78	$5,472
Exercised	(22,582)	$7.95
Balance, June 30, 2020	22,265	$11.07	2.16	$3,640
Vested as of June 30, 2020	22,265	$11.07	2.16	$3,640
Vested and exercisable as of June 30, 2020	22,265	$11.07	2.16	$3,640

Additional information regarding options outstanding as of June 30, 2020 is as follows:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.90 - $8.31	2,716	0.98	$6.94
$10.77 - $10.77	15,840	2.37	$10.77
$12.88 - $15.00	2,209	2.58	$12.90
$18.49 - $18.49	1,000	1.51	$18.49
$19.99 - $19.99	500	1.42	$19.99
	22,265

During fiscal 2020, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.9 million, $10.8 million, and $102.0 million, respectively, as determined as of the date of option exercise.

As of June 30, 2020, the Company had no unrecognized compensation cost related to stock options.

The Company did not grant any stock options during fiscal 2020, fiscal 2019, or fiscal 2018.

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

Cash received from stock option exercises during fiscal 2020, 2019 and 2018 was $0.2 million, $0.8 million and $1.5 million, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2017	180,373	$40.51
RSUs granted	69,188	$64.66
RSUs vested	(78,358)	$38.09
RSUs forfeited	(27,103)	$41.45
Non-vested RSUs, June 30, 2018	144,100	$53.24
RSUs granted	49,965	$92.77
RSUs vested	(53,443)	$43.67
RSUs forfeited	(27,836)	$61.55
Non-vested RSUs, June 30, 2019	112,786	$73.24
RSUs granted	20,333	$157.68
RSUs vested	(42,801)	$61.28
RSUs forfeited	(7,747)	$80.30
Non-vested RSUs, June 30, 2020	82,571	$99.57

The intrinsic value of RSUs vested in fiscal 2020, 2019 and 2018 was $7.0 million, $6.0 million and $5.4 million, respectively. The total intrinsic value of all outstanding RSUs was $14.4 million as of June 30, 2020.

As of June 30, 2020, there was unrecognized compensation costs related to RSUs of $5.5 million which the Company expects to recognize over a weighted average period of 3.1 years.

NOTE 14—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2020	2019	2018
Domestic	$125,060	$115,096	$85,414
Foreign	325,136	266,393	228,728
	$450,196	$381,489	$314,142
The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2020	2019	2018
Current
Federal	$60,740	$52,083	$107,167
State	8,569	2,654	5,560
Foreign	1,782	3,796	3,098
Current tax expense	71,091	58,533	115,825
Deferred
Federal	(1,602)	(362)	2,059
State	410	624	(32)
Foreign	—	—	—
Deferred tax expense	(1,192)	262	2,027
Provision for income taxes	$69,899	$58,795	$117,852

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows:

	Years Ended June 30,
	2020	2019	2018
Statutory rate	21.0%	21.0%	28.1%
Effect of Foreign Operations	(7.6)	(7.7)	(19.0)
State Tax Expense	1.6	0.9	0.5
Federal research and development credits	—	(0.2)	(0.4)
Stock-based compensation	(0.1)	(0.2)	(8.4)
Other permanent items	0.6	1.0	0.1
Change in U.S. Federal Statutory Tax Rate	—	—	0.4
Transition tax	—	0.6	36.2
Effective tax rate	15.5%	15.4%	37.5%

The Company’s effective tax rate increased 0.1% to 15.5% in fiscal 2020 from 15.4% in fiscal 2019. The Company recorded tax provisions of $69.9 million for fiscal 2020 as compared to $58.8 million for fiscal 2019.
Our effective tax rate and resulting provision for income taxes for fiscal 2020 and fiscal 2019 years reflect the full impact of the 2017 Tax Act, which resulted in a reduction in the U.S. statutory rate to 21% which is partially offset by a reduced tax benefit from foreign operations.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2020 are as follows (in thousands):

	June 30,
	2020	2019
	(In thousands)
Deferred tax assets
Reserves and Allowances	$2,730	$1,217
Stock-based compensation	309	287
Accrued expenses	276	452
State tax	1,621	1,305
Investments	1,325	—
Lease Liabilities	5,622	—
Other	1,126	915
Total deferred tax assets	13,009	4,176
Deferred tax liabilities
Basis difference for fixed assets	(1,509)	(301)
Right of Use Assets	(5,622)	—
Other Liabilities	(451)	(965)
Total deferred tax liabilities	(7,582)	(1,266)
Valuation allowance	(1,325)	—
Net deferred tax assets	$4,102	$2,910

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2020, 2019 and 2018 consists of the following (in thousands):

	Years Ended June 30,
	2020	2019	2018
Unrecognized benefit—beginning of year	$30,850	$29,144	$27,438
Gross increases—current year tax positions	4,169	3,852	4,762
Gross decreases—prior year tax positions due to statute lapse	(3,669)	(2,146)	(3,056)
Unrecognized benefit—end of year	$31,350	$30,850	$29,144

As of June 30, 2020, the Company had approximately $31.4 million of unrecognized tax benefits, substantially all of which would,

if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of June 30, 2020, the Company had $4.9 million accrued interest related to uncertain tax matters.
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
During fiscal years 2020, 2019 and 2018, the Company made a total of $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong Inland Revenue Department (“IRD”) in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2014 tax years. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $35.5 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it’s possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. The incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company has formally protested the adjustment and the case is expected to be moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law will take place. The timing of when the case will be scheduled to be reviewed by the Appeals Division is uncertain at this time due in large part to an existing backlog of cases awaiting review by the Division. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was signed into law on March 25, 2020. The bill was meant to address the economic fallout in response to locally mandated shelter-in-place orders that were executed in an attempt to slow the spread of COVID-19. Under CARES, several provisions of the tax code were amended to help provide additional relief to businesses that were adversely affected by the pandemic. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses and individuals to carry back NOLs arising in fiscal 2018, fiscal 2019, and fiscal 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent; and fix the “retail glitch” for qualified improvement property in the 2017 tax code overhaul known informally as the Tax Cuts and Jobs Act (TCJA, P.L. 115-97). None of these provisions of CARES are expected to have material impacts to the Company’s fiscal 2020 tax provision. We will monitor the updates, both to the Company’s business as well as guidance issued with respect to CARES that could impact the current interpretation of the provisions under CARES, to determine whether any additional considerations need to be made with respect to the Company’s tax provision in future periods.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued a decision related to the treatment of stock-based compensation (“SBC”) expense in an intercompany cost-sharing arrangement, holding that the Treasury Regulations under which the compensation was mandatory included as costs were invalid. On June 27, 2016, the Internal Revenue Service (“IRS”) appealed the court’s decision to the Ninth Circuit Court of Appeals. On July 24, 2018 the Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s decision reversing in favor of the IRS, and holding that the Regulations were valid. On August 8, 2018, the Ninth Circuit Court of Appeals withdrew this decision, and assigned a new panel to consider the appeal. On June 7, 2019 the Ninth Circuit released their decision on the appeal. This case focused on the validity of amendments made to the cost sharing regulations in August of 2003 (2003 CSA SBC Regulations) which explicitly required the inclusion of SBC costs in intangible development cost pools for CSAs. On June 22, 2020, the United States Supreme Court announced that it was denying the petition for Altera Corp. v. Commissioner holding that the Regulations were valid. We will continue to monitor ongoing developments; however, there is no impact on the company’s position at this time.

NOTE 15—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

Management has determined that the Company operates as one reportable and operating segment as the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a segment basis. Furthermore, the Company does not organize or report its costs on a segment basis. The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenue

Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2020		2019		2018
Service Provider Technology	$442,023	34%	$428,490	37%	$446,600	44%
Enterprise Technology	842,477	66%	733,243	63%	570,261	56%
Total revenues	$1,284,500	100%	$1,161,733	100%	$1,016,861	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2020		2019		2018
North America (1)	$571,901	45%	$497,218	43%	$410,378	40%
Europe, the Middle East and Africa	517,132	40%	477,332	41%	411,388	41%
Asia Pacific	112,121	9%	108,460	9%	102,844	10%
South America	83,346	6%	78,723	7%	92,251	9%
Total revenues	$1,284,500	100%	$1,161,733	100%	$1,016,861	100%
 (1) Revenue for the United States was $539.0 million, $469.8 million and $390.6 million for fiscal 2020, 2019 and 2018, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2020	2019	2018	2020	2019
Customer A	*	10%	11%	*	13%
Customer B	12%	11%	*	17%	20%
 * denotes less than 10%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s Chief Executive Officer, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company will purchase from a third-party provider. The Company recognized a total of approximately $1.4 million, $1.7 million and $1.6 million in expenses pursuant to the Aircraft Lease Agreement during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations.

NOTE 17 - SUBSEQUENT EVENTS

Dividends
On August 21, 2020, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.40 per share payable on September 8, 2020 to shareholders of record at the close of business on August 31, 2020. Any future dividends will be subject to the approval of the Company’s Board of Directors.

NOTE 18—SUPPLEMENTARY DATA (UNAUDITED)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during fiscal 2020 and 2019. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Fiscal 2020
In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$323,277	$308,284	$337,417	$315,522
Gross profit	151,391	145,086	159,635	152,060
Income from operations	120,689	112,048	127,357	118,104
Net income	98,146	85,811	103,722	92,618
Net income per share of common stock:
Basic	$1.44	$1.32	$1.60	$1.45
Diluted	$1.43	$1.32	$1.60	$1.45

	Fiscal 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$282,905	$307,276	$284,911	$286,641
Gross profit	131,606	140,231	132,830	132,937
Income from operations	99,618	91,657	102,137	100,885
Net income (loss)	85,703	77,796	88,300	70,895
Net income (loss) per share of common stock:
Basic	$1.16	$1.09	$1.25	$1.01
Diluted	$1.16	$1.09	$1.25	$1.01

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws of Ubiquiti Inc., as amended	10-K		August 21, 2019

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Employment Agreement, dated as of March 1, 2016 , between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.7	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.8	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.9	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.10	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

10.11	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

10.12	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	10-Q	10.1	May 10, 2019

10.13	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	September 12, 2019

10.14	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013	10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.