Form 10-Q
period 2020-09-30
Ubiquiti Inc.
filed 2020-11-06
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2020, 62,787,967 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$128,427	$142,617
Investments — short-term	1,013	925
Accounts receivable, net of allowance for doubtful accounts of $211 and $203 at September 30, 2020 and June 30, 2020, respectively	196,022	142,160
Inventories	256,038	285,943
Vendor deposits	4,935	5,934
Prepaid income taxes	33	34
Prepaid expenses and other current assets	15,483	9,034
Total current assets	601,951	586,647
Property and equipment, net	78,481	78,522
Operating lease right-of-use assets, net	24,827	24,444
Deferred tax assets — long-term	3,682	4,102
Investments — long-term	—	513
Other long-term assets	42,923	43,223
Total assets	$751,864	$737,451
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$68,968	$155,547
Income taxes payable	42,406	30,961
Debt — short-term	24,067	24,067
Other current liabilities	131,609	53,722
Total current liabilities	267,050	264,297
Income taxes payable — long-term	107,039	115,330
Operating lease liabilities —long-term	19,512	18,533
Debt — long-term	612,429	628,437
Other long-term liabilities	7,696	6,312
Total liabilities	1,013,726	1,032,909
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
63,096,850 and 63,687,891 outstanding as of September 30, 2020 and June 30, 2020, respectively	63	64
Additional paid–in capital	—	447
Accumulated other comprehensive income	8	9
Retained earnings (deficit)	(261,933)	(295,978)
Total stockholders’ deficit	(261,862)	(295,458)
Total liabilities and stockholders’ deficit	$751,864	$737,451
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Revenues	$473,533	$323,277
Cost of revenues	245,417	171,886
Gross profit	228,116	151,391
Operating expenses:
Research and development	25,813	20,252
Sales, general and administrative	12,350	10,450
Total operating expenses	38,163	30,702
Income from operations	189,953	120,689
Interest expense and other, net	(3,917)	(4,653)
Income before income taxes	186,036	116,036
Provision for income taxes	29,527	17,890
Net income	$156,509	$98,146
Net income per share of common stock:
Basic	$2.46	$1.44
Diluted	$2.46	$1.43
Weighted average shares used in computing net income per share of common stock:
Basic	63,612	68,390
Diluted	63,673	68,484

Other comprehensive income:
Unrealized (losses) on available-for-sale securities	$(1)	$(153)
Other Comprehensive (loss)	(1)	(153)
Comprehensive income	$156,508	$97,993
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	156,509	—	156,509
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	2,194	—	21	—	—	21
Restricted stock units issued, net of tax withholdings	8,768	—	(615)	—	—	(615)
Repurchases of Common Stock	(602,003)	(1)	(593)	(96,994)	—	(97,588)
Stock-based compensation expense	—	—	740	—	—	740
Dividends Paid on Common Stock ($0.40 per share)	—	—	—	(25,470)	—	(25,470)
Balances at September 30, 2020	63,096,850	$63	$—	$(261,933)	$8	$(261,862)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	98,146	—	98,146
Other comprehensive income (loss)	—	—	—	—	(153)	(153)
Stock options exercised	678	—	3	—	—	3
Restricted stock units issued, net of tax withholdings	9,743	—	(501)	—	—	(501)
Repurchases of Common Stock	(3,635,534)	(3)	(191)	(416,025)	—	(416,219)
Stock-based compensation expense	—	—	689	—	—	689
Dividends Paid on Common Stock ($0.30 per share)	—	$—	$—	$(20,669)	$—	$(20,669)
Balances at September 30, 2019	65,847,455	$66	$—	$(239,733)	$240	$(239,427)

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$156,509	$98,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,634	1,849
Amortization of debt issuance costs	464	304
Non-cash lease expense	64	732
Premium amortization and (discount accretion), net	2	(65)
Write off unamortized debt issuance costs	—	105
Provision for inventory obsolescence	180	697
Provision for loss on vendor deposits and purchase commitments	2,553	1,112
Stock-based compensation	740	689
Deferred Taxes	420	(76)
Other, net	299	572
Changes in operating assets and liabilities:
Accounts receivable	(53,870)	(18,676)
Inventories	29,960	19,616
Vendor deposits	579	3,803
Prepaid income taxes	1	(14)
Prepaid expenses and other assets	(3,919)	(8,035)
Accounts payable	(86,562)	25,955
Income taxes payable	3,154	(7,232)
Deferred revenues	3,069	925
Accrued and other liabilities	60,684	(757)
Net cash provided by operating activities	116,961	119,650
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(2,836)	(18,333)
Advance of loan to third party	(2,497)	—
Purchase of investments	—	(18,361)
Proceeds from sale of investments	—	59,715
Proceeds from maturities of investments	422	8,577
Net cash provided by (used in) investing activities	(4,911)	31,598
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility — Term	—	37,500
Proceeds from borrowing under the credit facility — Revolver	—	120,000
Repayment against credit facility — Revolver	(10,000)	—
Repayment against credit facility — Term	(6,250)	(6,250)
Debt Issuance Costs	—	(3,138)
Repurchases of common stock	(83,926)	(396,599)
Payment of common stock cash dividends	(25,470)	(20,669)
Proceeds from exercise of stock options	21	3
Tax withholdings related to net share settlements of restricted stock units	(615)	(501)
Net cash (used in) financing activities	(126,240)	(269,654)
Net (decrease) in cash and cash equivalents	(14,190)	(118,406)
Cash and cash equivalents at beginning of period	142,617	238,147
Cash and cash equivalents at end of period	$128,427	$119,741
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$26,062	$25,244
Interest paid	$3,226	$4,768
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$2,533	$1,093
Unpaid stock repurchases	$13,662	$21,844
Unpaid property and equipment and other long-term assets	$133	$—
Net unsettled investment purchases (sales and maturities)	$—	$521
See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2021 is referred to as “fiscal 2021” and the fiscal year ended June 30, 2020 is referred to as “fiscal 2020”.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2020 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2020, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2020 (the “Annual Report”). The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2020, included in the Annual Report on Form 10-K. Except as noted below, there have been no other changes to the Company’s significant accounting policies as discussed in the Annual Report.

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

Recently Adopted Accounting Pronouncements

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, we will recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for the Company’s fiscal year beginning July 1, 2020 on a modified retrospective basis.

As of July 1, 2020, the Company adopted the new standard, including identifying, evaluating and quantifying the impact on its consolidated financial statements. We concluded that the expected credit loss impact to the opening balance of fiscal 2021 retained earnings was deemed immaterial, and as a result the adoption did not have a material impact the Company's consolidated financial position, results of operations, or cash flow.

Recent Accounting Pronouncements Not Yet Effective

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

As of September 30, 2020 and June 30, 2020, the Company’s customer deposits were $2.6 million and $2.1 million, respectively.

As of September 30, 2020, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $18.2 million and $7.6 million, respectively.

As of June 30, 2020, the Company’s deferred revenue, included in other current liabilities and other long-term current liabilities, was $16.5 million and $6.3 million. respectively.

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

The Company held no Level 3 financial instruments as of September 30, 2020 and June 30, 2020.

The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2020 and June 30, 2020 (in thousands):

	September 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$1,478	$—	$—	$1,478	$1,478	$—	$—
Subtotal	$1,478	$—	$—	$1,478	$1,478	$—	$—

Level 2
Corporate securities	1,005	8	—	1,013	—	1,013	—
Subtotal	$1,005	$8	$—	$1,013	$—	$1,013	$—

Total	$2,483	$8	$—	$2,491	$1,478	$1,013	$—
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

For the three months ended September 30, 2020, the Company did not recognize any net gains or losses from accumulated other comprehensive income related to unrealized gains or losses. During the three months ended September 30, 2019, the Company reclassified realized net gain of $0.2 million to earnings from accumulated other comprehensive income related to unrealized gains or losses.

During the three months ended September 30, 2020, interest income on our investment securities was immaterial. During the three months ended September 30, 2019, we had $0.5 million of interest income on our investment securities.

The Company had no continuous unrealized loss position from marketable securities as of September 30, 2020 and June 30, 2020.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of September 30, 2020 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$2,483	$2,491
Total	$2,483	$2,491

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.

As of September 30, 2020 and June 30, 2020, the Company had outstanding loans associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of September 30, 2020 and June 30, 2020, the fair value of the Company’s debt, which is carried at historical cost, was $638.8 million and $655.0 million, respectively.

NOTE 5—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2020	2019
Numerator:
Net income	$156,509	$98,146
Denominator:
Weighted-average shares used in computing basic earnings per share	63,612	68,390
Add—dilutive potential common shares:
Stock options	20	41
Restricted stock units	41	53
Weighted-average shares used in computing diluted net income per share	63,673	68,484
Net income per share of common stock:
Basic	$2.46	$1.44
Diluted	$2.46	$1.43

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended September 30,
	2020	2019
Restricted stock units	—	11

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Finished goods	$252,620	$282,381
Raw materials	3,418	3,562
Total	$256,038	$285,943

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Testing equipment	$12,903	$12,476
Tooling equipment	14,091	13,601
Leasehold improvements	13,073	12,944
Computer and other equipment	7,792	7,676
Software	7,267	7,266
Furniture and fixtures	2,365	2,147
Corporate aircraft	65,807	64,659
Property and Equipment, Gross	123,298	120,769
Less: Accumulated depreciation	(44,817)	(42,247)
Property and Equipment, net	$78,481	$78,522

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Hong Kong Tax deposit (1)	$35,495	$35,495
Intangible assets, net (2)	3,019	3,063
Other long-term assets, net	4,409	4,665
Total	$42,923	$43,223
(1) The Company made a total of $35.5 million of deposits with the Hong Kong Inland Revenue Department (“IRD”) in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2014 tax years. These deposits were made during fiscal years 2020, 2019, and 2018 in the amounts of $15.5 million, $13.4 million and $6.6 million, respectively. We expect the $35.5 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.

(2) Accumulated amortization was $1.9 million and $1.8 million as September 30, 2020 and June 30, 2020, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Deferred revenue — short-term	$18,150	16,464
Accrued expenses	16,793	12,148
Lease liability— current	6,524	7,056
Warranty accrual	4,484	4,538
Accrued compensation and benefits	4,220	4,084
Customer deposits	2,580	2,061
Reserve for sales returns	1,801	1,275
Other payables	77,057	6,096
Total	$131,609	$53,722

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Deferred Revenue — long-term	$7,637	$6,254
Other long-term liabilities	59	58
Total	$7,696	$6,312

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Beginning balance	$4,538	$4,518
Accruals for warranties issued during the period	2,142	2,486
Changes in liability for pre-existing warranties during the period	(585)	(112)
Settlements made during the period	(1,611)	(2,099)
Ending balance	$4,484	$4,793

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

Our Debt consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Term Loan - short term	$25,000	$25,000
Debt issuance costs, net	(933)	(933)
Total Debt - short term	24,067	24,067
Term Loan - long term	443,750	450,000
Revolver - long term	170,000	180,000
Debt issuance costs, net	(1,321)	(1,563)
Total Debt - long term	$612,429	$628,437

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

The Credit Agreement requires the Company to maintain during the term of the Facilities (i) a maximum consolidated total leverage of 3.25 to 1.00 and (ii) a minimum consolidated interest coverage ratio of 3.5 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The obligations of Ubiquiti Inc. and certain domestic subsidiaries, if any, under the Credit Agreement are required to be guaranteed by such domestic subsidiaries (the “Domestic Guarantors”) and are collateralized by substantially all assets (excluding intellectual property) of Ubiquiti Inc. and the Domestic Guarantors.

The Facilities

As of September 30, 2020, $468.8 million was outstanding on the Term Facility and $170.0 million on the Revolving Facility, leaving $530.0 million available on the Revolving Facility.

Term Facility

Under the Credit Agreement, during the three months ended September 30, 2020, the Company made aggregate payments of $8.6 million under the Term Facility, of which $6.3 million was repayment of principal and $2.3 million was payment of interest.

Revolving Facility

Under the Credit Agreement, during the three months ended September 30, 2020, the Company made aggregate payments of $10.9 million under the Revolving Facility, of which $10.0 million was repayment of principal and $0.9 million was payment of interest.

As of September 30, 2020, the interest rate on the term loan was 1.90%. As of October 30, 2020, the most currently available reset date, the Term Facility has an interest rate of 1.90%.

The table below shows the respective interest rates as of September 30, 2020, in addition to the interest rate reset dates as available for each revolver draw:

Debt Payment Obligations	Interest Rate as of September 30, 2020	Rate Reset Date	Reset Rate
$120 Million Revolver	1.90%	October 19, 2020	1.90%
$50 Million Revolver	1.90%	October 30, 2020	1.90%

The following table summarizes our estimated debt and interest payment obligations as of September 30, 2020, for the remainder of fiscal 2021 and future fiscal years (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Debt payment obligations	$18,750	$25,000	$595,000	$—	$—	$—	$638,750
Interest and other payments on debt payment obligations (1)	10,106	13,091	7,002	—	—	—	30,199
Total	$28,856	$38,091	$602,002	$—	$—	$—	$668,949
(1) - Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2020. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 9—LEASES

The Company enters into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2020, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three months ended September 30, 2020 (in thousands):

		Three Months Ended September 30,
	Financial Statement Classification	2020	2019
Operating lease costs:
Fixed lease costs	Operating expenses	$1,801	$1,574
Fixed lease costs	Cost of revenues	509	515
Variable lease costs	Operating expenses	203	102
Variable lease costs	Cost of revenues	100	93
Total lease costs		$2,613	$2,284

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three months ended September 30, 2020 and 2019 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2020 and 2019, cash paid for amounts associated with our operating lease liabilities were approximately $2.8 million and $2.2 million, respectively, which were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2020:

Remainder of Fiscal 2021	$5,999
Fiscal 2022	5,097
Fiscal 2023	4,322
Fiscal 2024	4,130
Fiscal 2025	3,705
Thereafter	5,484
Total future fixed operating lease payments	$28,737

Less: Imputed interest	$2,701
Total operating lease liabilities	$26,036

Weighted-average remaining lease term - operating leases	5.4 years
Weighted-average discount rate - operating leases	3.7%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of September 30, 2020.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2020, we have recorded a purchase obligation liability of $5.2 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of September 30, 2020. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $148.7 million to $427.0 million as of September 30, 2020, depending upon the timing of orders placed for these components by our contract manufacturers.

Other Obligations

As of September 30, 2020, the Company has other obligations of $64.2 million which consisted primarily of commitments related to raw materials and research and development projects.

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

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent” and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board. On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On February 11, 2019, the Court maintained the stay pending a status conference scheduled for December 2, 2019. During the status conference on December 2, 2019, the Court rejected a request from Vivato to lift the stay in part. The Court maintained the stay in full pending a further status conference, which was originally scheduled for March 17, 2020 and subsequently rescheduled for November 23, 2020.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

SEC Subpoena

As previously disclosed on the Form 8-K filed by the Company on February 20, 2018, on February 13, 2018, the Securities and Exchange Commission (the “SEC”) issued subpoenas to the Company and certain of the Company’s officers requesting documents and information relating to a range of topics, including metrics relating to the Ubiquiti Community, accounting practices, financial information, auditors, international trade practices, and relationships with distributors and various other third parties. The Company responded to the requests and fully cooperated with the SEC. On September 11, 2020, the Company received notification from the SEC that it has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

NOTE 11—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the "2020 May Program"). Under the 2020 May Program, the Company may repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the three months ended September 30, 2020, the Company repurchased and retired 602,003 shares of common stock at an average price per share of $162.10 for an aggregate amount of $97.6 million, which included unpaid stock repurchases of $13.7 million related to repurchases executed on or prior to September 30, 2020 for trades settled in the second quarter of fiscal 2021. As of September 30, 2020, the Company had $440.3 million available for share repurchases under the 2020 May Program.

The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2020 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
November 8, 2019	$200 million	228,180	$166.05	$37.9	August 21, 2020 - September 15, 2020	$—	12/31/2021
May 8, 2020	$500 million	373,823	$159.69	$59.7	September 15, 2020 - September 30, 2020	$440.3	3/31/2022

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the three months ended September 30, 2020 and 2019, the Company’s accumulated other comprehensive income includes net unrealized gains (losses) from our available-for-sale securities, respectively.

NOTE 13—STOCK BASED COMPENSATION

Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in its Annual Report. As of September 30, 2020, the Company had 9,990,751 authorized shares available for future issuance under all of its stock incentive plans.

Stock-Based Compensation

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Cost of revenues	$28	$32
Research and development	510	481
Sales, general and administrative	202	176
	$740	$689

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2020:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2020	22,265	$11.07	2.16	$3,640
Exercised	(2,194)	$9.79
Balance, September 30, 2020	20,071	$11.21	1.93	$3,120
Vested as of September 30, 2020	20,071	$11.21	1.93	$3,120
Vested and exercisable as of September 30, 2020	20,071	$11.21	1.93	$3,120

During the three months ended September 30, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.3 million and $0.1 million, respectively, as determined as of the date of option exercise.

As of September 30, 2020, the Company had no unrecognized compensation costs related to stock options.

The Company did not grant any employee stock options during the three months ended September 30, 2020 and 2019.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2020	82,571	$99.57
RSUs granted	3,999	$171.06
RSUs vested	(12,295)	$81.03
RSUs canceled	(1,191)	$97.73
Non-vested RSUs, September 30, 2020	73,084	$106.63

The intrinsic value of RSUs vested in the three months ended September 30, 2020 and 2019 was $2.1 million and $1.8 million, respectively. The total intrinsic value of all outstanding RSUs was $12.2 million as of September 30, 2020.

As of September 30, 2020, there were unrecognized compensation costs related to RSUs of $5.4 million which the Company expects to recognize over a weighted average period of 3.0 years.

NOTE 14—INCOME TAXES

The Company recorded tax provisions of $29.5 million for the three months ended September 30, 2020 as compared to $17.9 million for the three months ended September 30, 2019. The increase is primarily related to an increase in profit before tax for the three months ended September 30, 2020.

The Company’s estimated fiscal year 2021 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to our non-US operations under Global Intangible Low-Taxes Income (GILTI) provision.

As of September 30, 2020, the Company had approximately $32.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recorded a net increase of its unrecognized tax benefits of $1.4 million for the three months ended September 30, 2020. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of September 30, 2020, the Company had $5.0 million accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong IRD. All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2016 tax years.

During fiscal years 2020, 2019, and 2018, the Company made a total of $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2014 tax years. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $35.5 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company has formally protested the adjustment and the case is expected to be moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law will take place. The timing of when the case will be scheduled to be reviewed by the Appeals Division is uncertain at this time due in large part to an existing backlog of cases awaiting review by the Division. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
Service Provider Technology	$157,461	33%	$115,926	36%
Enterprise Technology	316,072	67%	207,351	64%
Total revenues	$473,533	100%	$323,277	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
North America (1)	$220,880	47%	$147,951	46%
Europe, the Middle East and Africa ("EMEA")	179,180	38%	125,841	39%
Asia Pacific	41,945	9%	29,716	9%
South America	31,528	6%	19,769	6%
Total revenues	$473,533	100%	$323,277	100%
 (1) Revenue for the United States was $209.8 million and $141.9 million for the three months ended September 30, 2020 and 2019, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2020	2019	2020	2020
Customer A	*	10%	*	*
Customer B	12%	14%	18%	17%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. The Company recognized a total of approximately $0.5 million in expenses pursuant to the Aircraft Lease Agreement during the three months ended September 30, 2019. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the

Consolidated Statements of Operations and Comprehensive Income.

NOTE 17 - SUBSEQUENT EVENTS

Stock Repurchases

Subsequent to September 30, 2020, the Company repurchased and retired 309,133 shares of common stock at an average price of $178.11 for an aggregate amount of $55.1 million. As of November 5, 2020, the Company had $385.2 million available for share repurchases under the 2020 May Program.

Dividends

On November 6, 2020, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.40 per share payable on November 23, 2020 to shareholders of record at the close of business on November 16, 2020. Any future dividends will be subject to the approval of the Company's Board of Directors.

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

Overview

The Company develops technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions in to three main categories: high performance networking technology for service providers, enterprises and consumers. We target the service provider and enterprise markets through our highly engaged community of service providers, distributors, value added resellers, webstores, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. We target consumers through digital marketing, retail chains and, to a lesser extent, the Ubiquiti Community.

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

We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (“WISPs”), enterprises and smart homes. Our operator-owner service provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISPs to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (“WLAN”) infrastructure, video surveillance products, switching and routing solutions, security gateways, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are highly differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.

We distribute our products through a worldwide network of over 100 distributors and on-line retailers.

COVID-19 Update- The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if we have an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. While our ability to procure components and services has improved, the disruptions in our supply chain have not been fully remediated. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, through direct sales. Sales to distributors accounted for 89% of our revenues during the three months ended September 30, 2020. Direct sales accounted for 11% of our revenue during the three months ended September 30, 2020.

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

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. On January 22, 2020, the Office of the United States Trade Representative announced it will reduce Section 201 List 4A and additional tariffs from 15% to 7.5% and the List 4B tariffs would not go into effect. These tariffs have already affected our operating results and margins. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 21, 2020, and there have been no material changes other than that have been disclosed in Note 2 to our consolidated financial statements herein. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgement and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020		2019
	(In thousands, except percentages)
Revenues	$473,533	100%	$323,277	100%
Cost of revenues (1)	245,417	52%	171,886	53%
Gross profit	228,116	48%	151,391	47%
Operating expenses:
Research and development (1)	25,813	5%	20,252	6%
Sales, general and administrative (1)	12,350	3%	10,450	3%
Total operating expenses	38,163	8%	30,702	9%
Income from operations	189,953	40%	120,689	37%
Interest expense and other, net	(3,917)	(1%)	(4,653)	(1%)
Income before income taxes	186,036	39%	116,036	36%
Provisions for income taxes	29,527	6%	17,890	6%
Net income	$156,509	33%	$98,146	30%

(1) Includes stock-based compensation as follows:
Cost of revenues	28		32
Research and development	510		481
Sales, general and administrative	202		176
Total stock-based compensation	740		689

Revenues

Total revenues increased $150.3 million, or 46%, from $323.3 million in the three months ended September 30, 2019 to $473.5 million in the three months ended September 30, 2020.

During the three months ended September 30, 2020, there were no material price changes in the Company’s products sold.

However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.

Revenues by Product Type

	Three Months Ended September 30,
	2020		2019
	(in thousands, except percentages)
Service Provider Technology	$157,461	33%	$115,926	36%
Enterprise Technology	316,072	67%	207,351	64%
Total revenues	$473,533	100%	$323,277	100%

Service Provider Technology revenue increased $41.5 million, or 36%, from $115.9 million in the three months ended September 30, 2019 to $157.5 million in the three months ended September 30, 2020.

The increase in Service Provider Technology revenue during the three months ended September 30, 2020 as compared to the same period in the prior year, was primarily due to increased revenue in all regions across all platforms.

Enterprise Technology revenue increased $108.7 million, or 52%, from $207.4 million in the three months ended September 30, 2019 to $316.1 million in the three months ended September 30, 2020.

The increase in Enterprise Technology revenue during the three months ended September 30, 2020 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
	(in thousands, except percentages)
North America(1)	$220,880	47%	$147,951	46%
Europe, the Middle East and Africa ("EMEA")	179,180	38%	125,841	39%
Asia Pacific	41,945	9%	29,716	9%
South America	31,528	6%	19,769	6%
Total revenues	$473,533	100%	$323,277	100%

 (1) Revenue for the United States was $209.8 million and $141.9 million for the three months ended September 30, 2020 and 2019, respectively.

North America

Revenues in North America increased $72.9 million, or 49%, from $148.0 million in the three months ended September 30, 2019 to $220.9 million in the three months ended September 30, 2020.

The increase in North America revenues during the three months ended September 30, 2020 as compared to the same period in the prior year, was due to increased revenues from our Enterprise Technology products and Service Provider Technology products.

South America

Revenues in South America increased $11.8 million, or 59%, from $19.8 million in the three months ended September 30, 2019 to $31.5 million in the three months ended September 30, 2020.

The increase in South America revenues during the three months ended September 30, 2020 as compared to the same period in the prior year, was due to increased revenues from our Enterprise Technology products and Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased $53.3 million, or 42%, from $125.8 million in the three months ended September 30, 2019 to $179.2 million in the three months ended September 30, 2020.

The increase in EMEA revenues during the three months ended September 30, 2020 as compared to the same period in the prior year was due to increased revenues from our Enterprise Technology products and Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $12.2 million, or 41%, from $29.7 million in the three months ended September 30, 2019 to $41.9 million in the three months ended September 30, 2020.

The increase in Asia Pacific revenues during the three months ended September 30, 2020 as compared to the same period in the prior year, was due to increased revenue from our Enterprise Technology and Service Provider Technology products.

Cost of Revenues and Gross Profit

Cost of revenues increased $73.5 million, or 43%, from $171.9 million in the three months ended September 30, 2019 to $245.4 million in the three months ended September 30, 2020. The increase in cost of revenue during the three months ended September 30, 2020 was primarily due to cost increase associated with an overall increase in revenue, higher tariffs-related costs, expedited shipping costs and inventory write-offs.

Gross profit margin increased to 48.2% during the three months ended September 30, 2020 as compared to 46.8% during the three months ended September 30, 2019, primarily driven by higher revenue and favorable product mix, partially offset by higher tariff-related costs, expedited shipping costs and inventory reserves.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased $5.6 million, or 27%, from $20.3 million in the three months ended September 30, 2019 to $25.8 million in the three months ended September 30, 2020. As a percentage of revenues, R&D expenses decreased from 6.3% for the three months ended September 30, 2019 to 5.5% for the three months ended September 30, 2020.

The increase in R&D expenses in absolute dollars for both the three months ended September 30, 2020 as compared to the same period in the prior year was primarily due to higher employee related expenses and development activities.

Sales, General and Administrative

Sales, general and administrative expenses increased $1.9 million, or 18%, from $10.5 million in the three months ended September 30, 2019 to $12.4 million in the three months ended September 30, 2020. As a percentage of revenues, sales, general and administrative expenses decreased from 3.2% for the three months ended September 30, 2019 to 2.6% for the three months ended September 30, 2020.

The increase in sales, general and administrative expense in absolute dollars during the three months ended September 30, 2020 as compared to the same period in the prior year was primarily due to higher depreciation expense and higher professional and service fees offset, in part, by lower employee-related costs, lower marketing expenses and lower bad debt expense.

Provision for Income Taxes

Our provision for income taxes increased $11.6 million or 65%, from $17.9 million for the three months ended September 30, 2019 to $29.5 million for the three months ended September 30, 2020. Our effective tax rate increased to 16% for the three months ended September 30, 2020 as compared to 15% for the three months ended September 30, 2019. The change in effective tax rate for the three months ended September 30, 2020 as compared to the same period in the prior year was primarily due to the increase in overall taxable income in higher tax jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $128.4 million and $142.6 million as of September 30, 2020 and June 30, 2020, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$116,961	$119,650
Net cash provided by (used in) investing activities	(4,911)	31,598
Net cash (used in) financing activities	(126,240)	(269,654)
Net (decrease) in cash and cash equivalents	$(14,190)	$(118,406)

Cash Flows from Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2020 consisted primarily of net income of $156.5 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $46.9 million. This net change consisted primarily of a $30.0 million decrease in inventory and $0.6 million decrease in vendor deposits, a $53.9 million increase in accounts receivable due to overall higher revenues for the period, a $25.9 million decrease in net accounts payable and accrued liabilities, a $3.2 million increase in taxes payable due to the timing of federal tax payments and a $3.9 million increase in prepaid expense and other assets.

Net cash provided by operating activities in the three months ended September 30, 2019 consisted primarily of net income of $98.1 million in addition to the changes in operating assets and liabilities that results in net cash inflows of $15.6 million. This net change consisted primarily of a $19.6 million decrease in inventory and 3.8 million decrease in vendor deposits, a $18.7 million increase in accounts receivable due to overall higher revenues for the period, a $25.2 million increase in net accounts payable and accrued liabilities, a $7.2 million decrease in taxes payable due to the timing of federal tax payments and a $8.0 million increase in prepaid expense and other assets.

Cash Flows from Investing Activities

We used $4.9 million of cash in investing activities during the three months ended September 30, 2020. Our investing activities consisted of $2.8 million of capital expenditures, $2.5 million loan advanced to a third party, partially offset by maturities of investment securities of $0.4 million.

Net cash provided by investing activities in the three months ended September 30, 2019 was $31.6 million. Our investing activities consisted primarily of cash inflows of $49.9 million net proceeds from our available-for-sale securities, partially offset by cash outflows of $18.3 million of capital expenditures.

Cash Flows from Financing Activities

We used $126.2 million of cash in financing activities during the three months ended September 30, 2020. During the three months ended September 30, 2020, we had financing outflows of $83.9 million related to the repurchase of our common stock, $25.5 million related to dividends paid on our common stock and $16.3 million of repayments under the Company’s credit facilities.

We used $269.7 million of cash in financing activities during the three months ended September 30, 2019. During the three months ended September 30, 2019, we generated $151.3 million of net funds from borrowing and repayments under the Company's credit facilities offset, in part by financing cash outflows of $396.6 million related to the repurchase of our common stock, $20.7 million related to dividends paid on our common stock $3.1 million of debt issuance costs.

Liquidity

We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional fund, under our Facilities will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on our Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under our Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2020.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of September 30, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds, under the Facilities.

The following table summarizes the Company’s contractual obligations as of September 30, 2020 for the remainder of fiscal 2021 and future fiscal years (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Operating Leases	5,999	5,097	4,322	4,130	3,705	5,484	28,737
Debt Payments	18,750	25,000	595,000	—	—	—	638,750
Interest and other payments on debt payment obligations	10,106	13,091	7,002	—	—	—	30,199
Transition Tax	—	9,004	9,004	16,882	22,509	28,136	85,535
Other obligations	17,559	20,000	20,000	6,667	—	—	64,226
Total	$52,414	$72,192	$635,328	$27,679	$26,214	$33,620	$847,447

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2020, we have recorded a purchase obligation liability of $5.2 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of September 30, 2020. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $148.7 million to $427.0 million as of September 30, 2020, depending upon the timing of orders placed for these components by our manufacturers.

Transition Tax

The Company also had obligations of $85.5 million as of September 30, 2020, related to Transition Tax. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.

Other Obligations

As of September 30, 2020, the Company has other obligations of $64.2 million which consisted primarily of commitments related to raw materials and research and development projects.

Unrecognized Tax Benefits

As of September 30, 2020, we had $32.7 million and an additional $5.0 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $128.4 million and $142.6 million as of September 30, 2020 and June 30, 2020, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2020, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $12.8 million over the next twelve months.

Foreign Currency Risk

The vast majority of our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $1.9 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As we move into new markets for different types of products, our brand may not be as well-known as the ‘incumbents’ brands in those markets. Potential customers may prefer to purchase from their existing suppliers or well-known brands rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants and there is no assurance that our entry into new markets will be successful.

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

We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions, including, without limitations, due to reductions in supply as a result of COVID-19, may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm Atheros and Broadcom, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.

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

The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York. The risks of earthquakes, extreme storms and other natural disasters in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, we have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers' ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. The disruptions in our supply chain have not been fully remediated as of the date of this report. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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

There have been claims challenging the ownership of software and claims of copyright infringement against companies that use open source software in the development of their products. We could become subject to claims regarding the ownership of what we believe to be our proprietary software and claims of copyright infringement.

Usage of open source software can also lead to greater risks than the use of third-party commercial software, because open source licensors generally do not provide warranties or controls on origin of the software.

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

As of September 30, 2020, our balance outstanding under the Credit Agreement for our Term Facility and Revolving Facility, was $468.8 million and $170.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of November 6, 2020, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included in our Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The preparation of Consolidated Financial Statements also requires us to make estimates and assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgement and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in our Annual Report on Form 10-K for year ended June 30, 2017, under Item 9A. “Controls and

Procedures”, the Company completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2020 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
November 8, 2019	$200 million	228,180	$166.05	$37.9	August 21, 2020 - September 15, 2020	$—	12/31/2021
May 8, 2020	$500 million	373,823	$159.69	$59.7	September 15, 2020 - September 30, 2020	$440.3	3/31/2022

Common Stock repurchases activity under the share repurchase program during the three months ended September 30, 2020 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
July 1, 2020 - July 31, 2020	—	$—	—	$537,890
August 1, 2020 - August 31, 2020	55,333	$182.97	55,333	$527,766
September 1, 2020 - September 30, 2020	546,670	$159.99	546,670	$440,303
Total	602,003	$162.1	602,003	$440,303

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.

Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	November 6, 2020	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 6, 2020	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)