Form 10-Q
period 2020-12-31
Ubiquiti Inc.
filed 2021-02-05
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 3, 2021, 62,809,182 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$189,114	$142,617
Investments — short-term	508	925
Accounts receivable, net of allowance for doubtful accounts of $49 and $203 at December 31, 2020 and June 30, 2020, respectively	163,696	142,160
Inventories	233,079	285,943
Vendor deposits	6,719	5,934
Prepaid income taxes	49	34
Prepaid expenses and other current assets	17,065	9,034
Total current assets	610,230	586,647
Property and equipment, net	79,114	78,522
Operating lease right-of-use assets, net	38,772	24,444
Deferred tax assets — long-term	3,733	4,102
Investments — long-term	—	513
Other long-term assets	49,303	43,223
Total assets	$781,152	$737,451
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$86,672	$155,547
Taxes payable	13,127	30,961
Debt — short-term	24,067	24,067
Other current liabilities	111,697	53,722
Total current liabilities	235,563	264,297
Income taxes payable — long-term	105,532	115,330
Operating lease liabilities —long-term	31,679	18,533
Debt — long-term	581,422	628,437
Other long-term liabilities	8,756	6,312
Total liabilities	962,952	1,032,909
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
62,798,242 and 63,687,891 outstanding as of December 31, 2020 and June 30, 2020, respectively	63	64
Additional paid–in capital	55	447
Accumulated other comprehensive income	4	9
Retained earnings (deficit)	(181,922)	(295,978)
Total stockholders’ deficit	(181,800)	(295,458)
Total liabilities and stockholders’ deficit	$781,152	$737,451
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues	$479,436	$308,284	$952,969	$631,561
Cost of revenues	248,762	163,198	494,179	335,084
Gross profit	$230,674	$145,086	$458,790	$296,477
Operating expenses:
Research and development	28,912	24,041	54,725	44,293
Sales, general and administrative	10,951	8,997	23,301	19,447
Total operating expenses	39,863	33,038	78,026	63,740
Income from operations	190,811	112,048	380,764	232,737
Interest expense and other, net	(3,613)	(12,085)	(7,530)	(16,738)
Income before income taxes	187,198	99,963	373,234	215,999
Provision for income taxes	27,530	14,152	57,057	32,042
Net income	$159,668	$85,811	$316,177	$183,957
Net income per share of common stock:
Basic	$2.54	$1.32	$5.00	$2.76
Diluted	$2.54	$1.32	$5.00	$2.75
Weighted average shares used in computing net income per share of common stock:
Basic	62,823	64,973	63,217	66,682
Diluted	62,889	65,071	63,282	66,781

Other comprehensive income:
Unrealized losses on available-for-sale securities	$(4)	$(172)	$(5)	$(325)
Other Comprehensive loss	(4)	(172)	(5)	(325)
Comprehensive income	$159,664	$85,639	$316,172	$183,632
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except per share amounts)
(Unaudited)

	Three and Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	156,509	—	156,509
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	2,194	—	21	—	—	21
Restricted stock units issued, net of tax withholdings	8,768	—	(615)	—	—	(615)
Repurchases of Common Stock	(602,003)	(1)	(593)	(96,994)	—	(97,588)
Stock-based compensation expense	—	—	740	—	—	740
Dividends Paid on Common Stock ($0.40 per share)	—	—	—	(25,470)	—	(25,470)
Balances at September 30, 2020	63,096,850	$63	$—	$(261,933)	$8	$(261,862)
Net Income		—	—	159,668	—	159,668
Other comprehensive income (loss)		—	—	—	(4)	(4)
Stock options exercised	2,384	—	22	—	—	22
Restricted stock units issued, net of tax withholdings	8,141	—	(201)	—	—	(201)
Repurchases of Common Stock	(309,133)	—	(516)	(54,542)	—	(55,058)
Stock-based compensation expense		—	750	—	—	750
Dividends Paid on Common Stock ($0.40 per share)		—	—	(25,115)	—	(25,115)
Balances at December 31, 2020	62,798,242	$63	$55	$(181,922)	$4	$(181,800)

	Three and Six Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	98,146	—	98,146
Other comprehensive income (loss)	—	—	—	—	(153)	(153)
Stock options exercised	678	—	3	—	—	3
Restricted stock units issued, net of tax withholdings	9,743	—	(501)	—	—	(501)
Repurchases of Common Stock	(3,635,534)	(3)	(191)	(416,025)	—	(416,219)
Stock-based compensation expense	—	—	689	—	—	689
Dividends Paid on Common Stock ($0.30 per share)	—	$—	$—	$(20,669)	$—	$(20,669)
Balances at September 30, 2019	65,847,455	$66	$—	$(239,733)	$240	$(239,427)
Net Income	—	—	—	85,811	—	85,811
Other comprehensive income (loss)	—	—	—	—	(172)	(172)
Stock options exercised	17,192	—	124	—	—	124
Restricted stock units issued, net of tax withholdings	7,935	—	(139)	—	—	(139)
Repurchases of Common Stock	(995,495)	(1)	(250)	(119,321)	—	(119,572)
Stock-based compensation expense	—	—	730	—	—	730
Dividends Paid on Common Stock ($0.30per share)	—	$—	$—	$(19,460)	$—	$(19,460)
Balances at December 31, 2019	64,877,087	$65	$465	$(292,703)	$68	$(292,105)

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$316,177	$183,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,266	3,669
Impairment of cost based investment	—	5,000
Amortization of debt issuance costs	968	809
Non-cash lease expense	58	952
Premium amortization and (discount accretion), net	3	(72)
Write off unamortized debt issuance costs	—	105
Provision for inventory obsolescence	133	4,490
Provision for loss on vendor deposits and purchase commitments	5,639	2,213
Stock-based compensation	1,490	1,419
Deferred Taxes	369	(83)
Other, net	346	333
Changes in operating assets and liabilities:
Accounts receivable	(21,545)	8,734
Inventories	53,001	11,307
Vendor deposits	(1,170)	4,362
Prepaid income taxes	(15)	21
Prepaid expenses and other assets	(8,256)	3,186
Accounts payable	(69,255)	32,238
Income taxes payable	(27,632)	(24,407)
Deferred revenues	5,947	958
Accrued and other liabilities	47,425	4,147
Net cash provided by operating activities	$308,949	$243,338
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(11,870)	(20,185)	(1)
Purchase of investments	—	(25,034)
Proceeds from sale of investments	—	90,280
Proceeds from maturities of investments	922	10,252
Net cash provided by (used in) investing activities	$(10,948)	$55,313
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	—	37,500
Proceeds from borrowing under the credit facility- Revolver	75,000	240,000
Repayment against credit facility- Revolver	(110,000)	(120,000)
Repayment against credit facility- Term	(12,500)	(12,500)
Debt Issuance Costs	—	(3,138)
Repurchases of common stock	(152,646)	(538,014)
Payment of common stock cash dividends	(50,585)	(40,129)
Proceeds from exercise of stock options	43	127
Tax withholdings related to net share settlements of restricted stock units	(816)	(640)
Net cash (used in) financing activities	$(251,504)	$(436,794)
Net increase (decrease) in cash and cash equivalents	46,497	(138,143)
Cash and cash equivalents at beginning of period	142,617	238,147
Cash and cash equivalents at end of period	$189,114	$100,004
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$84,429	$56,615
Interest paid	$6,505	$11,527
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$18,626	$4,739
Unpaid property and equipment and other long-term assets	$380	$466
Net unsettled investment purchases (sales and maturities)	$—	$517
(1) The Company reclassified $15 million reported in previous period, related to deposits on long term assets to purchase of property and equipment and other long-term assets, to conform to the current period presentation.

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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2020, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2020 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2020, included in the Annual Report on Form 10-K. Except as noted below, there have been no other changes to the Company’s significant accounting policies as discussed in the Annual Report.
Use of Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Those estimated assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts and sales return reserves; inventory valuation and vendor deposits; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; determinations of fair value for stock-based awards; estimate of incremental borrowing rate for determining the present value of future lease payments; and valuation of warranty accruals. The Company evaluates its estimates and assumptions based on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Recently Adopted Accounting Pronouncements
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, the Company will recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for the Company’s fiscal year beginning July 1, 2020 on a modified retrospective basis.
As of July 1, 2020, the Company adopted the new standard, including identifying, evaluating and quantifying the impact on its consolidated financial statements. The Company concluded that the expected credit loss impact to the opening balance of fiscal 2021 retained earnings was deemed immaterial, and as a result the adoption did not have a material impact the Company's consolidated financial position, results of operations, or cash flow.
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
NOTE 3—REVENUES
Revenue is primarily generated from the sale of hardware as well as the related implied post contract services (“PCS”). Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized when obligations under the terms of a contract with customers are satisfied; generally, this occurs with the transfer of control of the Company’s products and PCS to its customers. Transfer of control to the customer for products generally occurs at the point in time when products have been shipped to customers as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer. Revenue for PCS is recognized ratably over time over the estimated period for which implied PCS services will be delivered.
Disaggregation of Revenue
See Note 15 of Notes to Consolidated Financial Statements “Segment Information” for disaggregation of revenue by product category and geography.
Contract Balances
The timing of revenue recognition, billing and cash collections results in billed accounts receivable, deferred revenue primarily attributable to PCS and customer deposits on the Consolidated Balance Sheets. Accounts receivable are recognized in the period the Company’s right to the consideration is unconditional. The Company’s contract liabilities consist of advance payments (Customer deposits) as well as billing in excess of revenue recognized primarily related to deferred revenue. The Company classifies customer deposits as a current liability, and deferred revenue as a current or non-current liability based on the timing of when we expect to fulfill these remaining performance obligations. The current portion of deferred revenue is included in other current liabilities and the non-current portion is included in other long-term liabilities in the Company’s consolidated balance sheets.
As of December 31, 2020 and June 30, 2020, the Company’s customer deposits were $4.9 million and $2.1 million, respectively.
As of December 31, 2020, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.0 million and $8.7 million, respectively.
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
The Company records securities available-for-sale at fair value on a recurring basis. The Company classifies its investments within Level 1 or 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.
The Company’s fixed income available-for-sale securities consist of high-quality investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of the Company’s marketable securities incorporate bond terms and conditions, current performance data, proprietary pricing models, real time quotes from contributing dealers, trade prices and other market data.
The Company held no Level 3 financial instruments as of December 31, 2020 and June 30, 2020.
The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2020 and June 30, 2020 (in thousands):

	December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$1,969	$—	$—	$1,969	$1,969	$—	$—
Subtotal	$1,969	$—	$—	$1,969	$1,969	$—	$—

Level 2
Corporate securities	$504	$4	$—	$508	$—	$508	$—
Subtotal	$504	$4	$—	$508	$—	$508	$—

Total	$2,473	$4	$—	$2,477	$1,969	$508	$—
(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

	June 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$1,055	$—	$—	$1,055	$1,055	$—	$—
Subtotal	$1,055	$—	$—	$1,055	$1,055	$—	$—

Level 2
Corporate securities	$1,429	$9	$—	$1,438	$—	$925	$513
Subtotal	$1,429	$9	$—	$1,438	$—	$925	$513

Total	$2,484	$9	$—	$2,493	$1,055	$925	$513

(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

For the three and six months ended December 31, 2020 the Company did not recognize any net gains or losses from accumulated other comprehensive income related to unrealized gains or losses. For the three and six months ended December 31, 2019, the Company reclassified realized net gain of $0.2 million and $0.4 million to earnings from accumulated other comprehensive income related to unrealized gains or losses.
During the three and six months ended December 31, 2020, and 2019, interest income on the Company’s investment securities was immaterial.
The Company had no continuous unrealized loss position from marketable securities as of December 31, 2020 and June 30, 2020.
The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of December 31, 2020 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$2,473	$2,477
Total	$2,473	$2,477
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of December 31, 2020 and June 30, 2020, the Company had outstanding loans associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of December 31, 2020 and June 30, 2020, the fair value of the Company’s debt, which is carried at historical cost was $607.5 million and $655.0 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$159,668	$85,811	$316,177	$183,957
Denominator:
Weighted-average shares used in computing basic earnings per share	62,823	64,973	63,217	66,682
Add—dilutive potential common shares:
Stock options	18	33	19	37
Restricted stock units	48	65	46	62
Weighted-average shares used in computing diluted net income per share	62,889	65,071	63,282	66,781
Net income per share of common stock:
Basic	$2.54	$1.32	$5.00	$2.76
Diluted	$2.54	$1.32	$5.00	$2.75

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Restricted stock units	—	—	—	—

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Finished goods	$229,916	$282,381
Raw materials	3,163	3,562
Total	$233,079	$285,943
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Testing equipment	$14,385	$12,476
Tooling equipment	15,305	13,601
Leasehold improvements	12,854	12,944
Computer and other equipment	8,081	7,676
Software	7,344	7,266
Furniture and fixtures	2,358	2,147
Corporate aircraft	65,807	64,659
Property and Equipment, Gross	126,134	120,769
Less: Accumulated depreciation	(47,020)	(42,247)
Property and Equipment, net	$79,114	$78,522
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Hong Kong Tax deposit (1)	35,495	35,495
Intangible assets, net (2)	9,401	3,063
Other long-term assets, net	4,407	4,665
Total	$49,303	$43,223
(1) The Company made a total of $35.5 million of deposits with the Hong Kong Inland Revenue Department (“IRD”) in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2014 tax years. These deposits were made during fiscal years 2020, 2019, and 2018 in the amounts of $15.5 million, $13.4 million and $6.6 million, respectively. The Company expects the $35.5 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $2.0 million and $1.8 million as of December 31, 2020 and June 30, 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Deferred revenue — short-term	$19,951	16,464
Accrued expenses	19,963	12,148
Lease liability— current	8,297	7,056
Warranty accrual	4,425	4,538
Accrued compensation and benefits	3,293	4,084
Customer deposits	4,944	2,061
Reserve for sales returns	1,882	1,275
Other payables	48,942	6,096
Total	$111,697	$53,722
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Deferred Revenue — long-term	$8,714	$6,254
Other long-term liabilities	42	58
Total	$8,756	$6,312

NOTE 7—ACCRUED WARRANTY
The Company offers warranties on certain products, generally a period of one to two years and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statements of operations and comprehensive income within cost of revenues. The warranties are typically in effect for one year for distributors from the date of shipment and two years for direct sales from the date of delivery. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates.

Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2020	2019
Beginning balance	$4,538	$4,518
Accruals for warranties issued during the period	4,286	5,139
Changes in liability for pre-existing warranties during the period	(1,025)	455
Settlements made during the period	(3,374)	(4,626)
Ending balance	$4,425	$5,486

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
The Company’s Debt consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Term Loan - short term	$25,000	$25,000
Debt issuance costs, net	(933)	(933)
Total Debt - short term	24,067	24,067
Term Loan - long term	437,500	450,000
Revolver - long term	145,000	180,000
Debt issuance costs, net	(1,078)	(1,563)
Total Debt - long term	$581,422	$628,437

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
The Facilities

As of December 31, 2020, $462.5 million was outstanding on the Term Facility and $145.0 million on the Revolving Facility, leaving $555.0 million available on the Revolving Facility.

Term Facility:
Under the Credit Agreement, during the three months ended December 31, 2020, the Company made aggregate payments of $8.5 million under the Term Facility, of which $6.2 million was repayment of principal and $2.3 million was payment of interest. During the six months ended December 31, 2020, the Company made aggregate payments of $17.1 million under the Term Facility, of which $12.5 million was repayment of principal and $4.6 million was payment of interest.
As of December 31, 2020, the interest rate on the term loan was 1.90%. As of January 29, 2021, the most currently available reset date, the Term Facility has an interest rate of 1.87%.
Revolving Facility:
Under the Credit Agreement, during the three months ended December 31, 2020, the Company made aggregate payments of $101.0 million under the Revolving Facility, of which $100.0 million was repayment of principal and $1.0 million was payment of interest. During the six months ended December 31, 2020, the Company made aggregate payments of $111.9 million under the Revolving Facility, of which $110.0 million was repayment of principal and $1.9 million was payment of interest.
The table below shows the respective interest rates as of December 31, 2020, in addition to the interest rate reset dates as available for each revolver draw.

Debt Payment Obligations	Interest Rate as of December 31, 2020	Rate Reset Date	Reset Rate
$75 Million Revolver	1.90%	January 14, 2021	1.88%
$70 Million Revolver	1.90%	January 21, 2021	1.88%
The following table summarizes the Company’s estimated debt and interest payment obligations as of December 31, 2020, for the remainder of fiscal 2021 and future fiscal years (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Debt payment obligations	$12,500	$25,000	$570,000	$—	$—	$—	$607,500
Interest and other payments on debt payment obligations (1)	6,465	12,679	6,774	—	—	—	25,918
Total	$18,965	$37,679	$576,774	$—	$—	$—	$633,418
(1) - Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2020. Although the Company’s interest rates on our debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.

NOTE 9—LEASES
The Company enters into agreements under which it leases various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of the Company’s leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of December 31, 2020, the Company included such options in determining the lease terms for certain of the Company’s leases because the Company was reasonably certain that it would exercise those options. Most of the Company’s leases require it to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
The following table summarizes the Company’s lease costs for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Financial Statement Classification	Three Months Ended December 31,		Six Months Ended December 31,
		2020	2019	2020	2019
Operating lease costs:
Fixed lease costs	Operating expenses	$1,857	$1,273	$3,658	$2,847
Fixed lease costs	Cost of revenues	509	524	1,018	1,038
Variable lease costs	Operating expenses	192	73	395	175
Variable lease costs	Cost of revenues	114	109	214	202
Total lease costs		$2,672	$1,979	$5,285	$4,262

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the six months ended December 31, 2020 and 2019 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and six months ended December 31, 2020, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $2.6 million and $5.4 million, respectively. For the three and six months ended December 31, 2019, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $2.2 million and $4.4 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.
The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2020:

Remainder of Fiscal 2021	$4,722
Fiscal 2022	8,897
Fiscal 2023	7,769
Fiscal 2024	7,331
Fiscal 2025	6,776
Thereafter	7,755
Total future fixed operating lease payments	$43,250

Less: Imputed interest	$3,274
Total operating lease liabilities	$39,976

Weighted-average remaining lease term - operating leases	5 years
Weighted-average discount rate - operating leases	2.9%

NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of December 31, 2020.
Purchase Obligations
The Company subcontracts with third parties to manufacture its products and have purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by the Company. If the Company cancels all or part of the orders, the Company may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture the Company's products. The Company periodically reviews the potential liability, and as of December 31, 2020, the Company recorded a purchase obligation liability of $7.6 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of December 31, 2020. The Company’s consolidated financial position and results of operations could be negatively impacted if it were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company may be subject to additional purchase obligations for supply agreements and components ordered by its contract manufacturers based on manufacturing forecasts it provides them each month. The Company estimates the amount of these additional purchase obligations to range from $149.8 million to $617.6 million as of December 31, 2020, depending upon the timing of orders placed for these components by its contract manufacturers.
Other Obligations
As of December 31, 2020, the Company has other obligations of $57.9 million which consisted primarily of commitments related to raw materials and research and development projects.
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
Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “‘296 Patent”), 7,729,728 (the “‘728 Patent”), and 6,611,231 (the “‘231 Patent” and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board. On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On February 11, 2019, the Court maintained the stay pending a status conference scheduled for December 2, 2019. The Court maintained the stay in full pending a further status conference, which was originally scheduled for March 17, 2020 and subsequently rescheduled for February 22, 2021.
The Patent Trial and Appeal Board, in the aforementioned series of inter partes review proceedings, invalidated two of the three patents-in-suit, but it rejected the challenge to the ‘231 Patent. The decision was appealed. On November 25, 2020, the Federal Circuit Court of Appeals affirmed the Patent Trial and Appeal Board decision. The Company anticipates the issue of the pending stay will be addressed by the Court at the February 22 status hearing.
The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

Ubiquiti Inc. v. Cambium Networks (“Cambium”), et. al.
This litigation was initiated in 2018 by the Company and relates to the defendants’ development, marketing and sale of firmware licensed under the trade name “Elevate.” Elevate was designed by Defendant Cambium to be used on Ubiquiti’s M-Series line of devices and to replace Ubiquiti’s AirOS firmware on said devices.
The Company asserted causes of action for breach of contract (Count I), willful violation of the Copyright Act (Count II), violations of the Computer Fraud and Abuse Act (Count III), violations of the Digital Millennium Copyright Act (Count IV), false advertising under § 43(a) of the Lanham Act (Count V), tortious interference with contract (Count VI), unfair competition (Count VII), intentional interference with prospective economic advantage (Count VIII), common law misappropriation claims (Count IX), and RICO violations (Counts X & XI). None of the Defendants asserted any counter-claims against the Company.
The parties reached a confidential settlement of the lawsuit on December 1, 2020. Pursuant to the settlement, the case was dismissed by the Court on January 5, 2021.
NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases
On November 6, 2019, the Company’s Board of Directors approved a $200 million stock repurchase program (the “2019 November Program”). Under the 2019 November Program, the Company is authorized to repurchase up to $200 million of common stock. The 2019 November Program expires on December 31, 2021. During the three months ended September 30, 2020, the Company repurchased and retired 228,180 shares of common stock at an average price per share of $166.05 for an aggregate amount of $37.9 million. As of September 15, 2020, the Company had no remaining balance available for share repurchase under the 2019 November Program.
On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company may repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the three months ended December 31, 2020, the Company repurchased and retired 309,133 shares of common stock at an average price per share of $178.11 for an aggregate amount of $55.1 million. During the six months ended December 31, 2020, the Company repurchased and retired 911,136 shares of common stock at an average price per share of $167.53 for an aggregate amount of $152.6 million. As of December 31, 2020, the Company had $385.2 million available for share repurchases under the 2020 May Program.
The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during the six months ended December 31, 2020 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
November 8, 2019	$200 million	228,180	$166.05	$37.9	August 21, 2020 - September 15, 2020	$—	12/31/2021
May 8, 2020	$500 million	682,956	$168.03	$114.8	September 15, 2020 - November 2, 2020	$385.2	3/31/2022

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the three and six months ended December 31, 2020 and 2019, the Company’s accumulated other comprehensive income includes net unrealized gains (losses) from the Company’s available-for-sale securities, respectively.
NOTE 13—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2010 Equity Incentive Plan and 2005 Equity Incentive Plan are described in the Company’s Annual Report.
In December 2020, the Company's stockholders approved the Ubiquiti Inc. 2020 Omnibus Incentive Plan (the “2020 Equity Plan”) that will succeed the Company's 2010 Equity Incentive Plan (the “Prior Plan”), and no additional awards will be granted under the Prior Plan following January 31, 2021. Under the terms of the 2020 Equity Plan, the Company is authorized to grant awards for up to five million shares of common stock over the term of the 2020 Equity Plan. Outstanding awards under the Prior Plan remain in effect pursuant to the terms of the Prior Plan.

As of December 31, 2020, the Company had 14,991,245 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cost of revenues	$29	$33	$57	$65
Research and development	512	527	1,022	1,008
Sales, general and administrative	209	170	411	346
	$750	$730	$1,490	$1,419
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2020:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2020	22,265	$11.07	2.16	$3,640
Exercised	(4,578)	$9.56
Forfeitures and cancellations	(6)	$2.90
Balance, December 31, 2020	17,681	$11.46	1.72	$4,722
Vested as of December 31, 2020	17,681	$11.46	1.72	$4,722
Vested and exercisable as of December 31, 2020	17,681	$11.46	1.72	$4,722
During the three months ended December 31, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.6 million and $3.1 million, respectively, as determined as of the date of option exercise.
During the six months ended December 31, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.9 million and $3.2 million, respectively, as determined as of the date of options exercise.
As of December 31, 2020, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and six months ended December 31, 2020 and 2019.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2020	82,571	$99.57
RSUs granted	4,756	$175.36
RSUs vested	(21,175)	$82.12
RSUs canceled	(1,697)	$110.07
Non-vested RSUs, December 31, 2020	64,455	$110.62
The intrinsic value of RSUs vested in the three months ended December 31, 2020 and 2019 was $2.4 million and $1.6 million, respectively.
The intrinsic value of RSUs vested in the six months ended December 31, 2020 and 2019 was $4.5 million and $3.4 million, respectively.
The total intrinsic value of all outstanding RSUs was $18.0 million as of December 31, 2020.
As of December 31, 2020, there were unrecognized compensation costs related to RSUs of $4.8 million which the Company expects to recognize over a weighted average period of 2.9 years.

NOTE 14—INCOME TAXES
The Company recorded tax provisions of $27.5 million and $57.1 million for the three and six months ended December 31, 2020 as compared to $14.2 million and $32.0 million for the three and six months ended December 31, 2019. The increase is primarily related to an increase in profit before tax for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019.
The Company’s estimated fiscal year 2021 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to the Company’s non-U.S. operations under Global Intangible Low-Taxes Income (“GILTI”) provision.
As of December 31, 2020, the Company had approximately $32.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended December 31, 2020, the Company recorded an increase of its unrecognized tax benefits of $1.4 million and released $1.6 million of its unrecognized tax benefits due to the lapse of the application statute of limitations for the quarter ended December 31, 2020. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of December 31, 2020, the Company had $4.4 million accrued interest related to uncertain tax matters.
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
During fiscal years 2020, 2019, and 2018, the Company made a total of $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2015 tax years. On December 30, 2020, the company received notification that the Hong Kong IRD is seeking an additional $67.8 million deposit covering the 2015 tax year. The Company has filed a formal protest in response to this notice and the matter is awaiting a response from the Hong Kong IRD. The refundable deposits are included within other long-term assets on the Company’s Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and the Company expects the $35.5 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company has formally protested the adjustment and the case is expected to be moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law will take place. The timing of when the case will be scheduled to be reviewed by the Appeals Division is uncertain at this time due in large part to an existing backlog of cases awaiting review by the Division. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was signed into law on March 25, 2020. The bill was meant to address the economic fallout in response to locally mandated shelter-in-place orders that were executed in an attempt to slow the spread of COVID-19. None of these provisions of CARES are expected to have material impacts to the Company’s fiscal 2020 tax provision. The Company will monitor the updates, both to the Company’s business as well as guidance issued with respect to CARES that could impact the current interpretation of the provisions under CARES, to determine whether any additional considerations need to be made with respect to the Company’s tax provision in future periods. On December 27, 2020, the Consolidations Appropriations Act (“CAA”) 2020 was enacted. The CCA was enacted as a supplement to the CARES legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation does not have a material impact on the Company’s tax provision.
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
•Service Provider Technology includes the Company’s airMAX, EdgeMAX, UFiber, and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE. Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters.
•Enterprise Technology includes the Company’s UniFi platform, including UniFi enterprise Wi-Fi, UniFi Protect, UniFi Access, UniFi switching and routing solutions and the Company’s AmpliFi platform.
Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
Service Provider Technology	$149,875	31%	$97,716	32%	$307,337	32%	$213,642	34%
Enterprise Technology	329,561	69%	210,568	68%	645,632	68%	417,919	66%
Total revenues	$479,436	100%	$308,284	100%	$952,969	100%	$631,561	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
North America (1)	$193,440	40%	$129,966	42%	$414,320	43%	$277,917	44%
Europe, the Middle East and Africa ("EMEA")	218,755	46%	120,607	39%	397,934	42%	246,447	39%
Asia Pacific	37,374	8%	32,804	11%	79,319	8%	62,521	10%
South America	29,867	6%	24,907	8%	61,396	7%	44,676	7%
Total revenues	$479,436	100%	$308,284	100%	$952,969	100%	$631,561	100%
 (1) Revenue for the United States was $179.1 million and $121.7 million for the three months ended December 31, 2020 and 2019, respectively. Revenue for the United States was $388.9 million and $263.6 million for the six months ended December 31, 2020 and 2019, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,	June 30,
	2020	2019	2020	2019	2020	2020
Customer A	*	*	*	*	*	*
Customer B	*	12%	*	13%	*	17%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. Pursuant to the Aircraft Lease Agreement, the Company had no expense during the three and six months ended December 31, 2020 and recognized a total of approximately $0.4 million and $0.9 million in expenses during the three and six months ended December 31, 2019, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

NOTE 17 - SUBSEQUENT EVENTS
Dividends
On February 5, 2021, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.40 per share payable on February 22, 2021 to shareholders of record at the close of business on February 16, 2021. Any future dividends will be subject to the approval of the Company’s Board of Directors.
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
COVID-19 Update- The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if we have an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. While our ability to procure components and services has improved since the initial outbreak of the pandemic, the disruptions in our supply chain have not been fully remediated. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.
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
•Service Provider Technology includes the Company’s airMAX, EdgeMAX, UFiber, and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE. Additionally, Service Provider Technology includes antennas and other products primarily in the 0.9 to 6.0 GHz spectrum and miscellaneous products such as mounting brackets, cables and power over Ethernet adapters.
•Enterprise Technology includes the Company’s UniFi platforms, including UniFi enterprise Wi-Fi, UniFi Protect, UniFi Access, UniFi switching and routing solutions and the Company’s AmpliFi platform.
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, through direct sales. Sales to distributors accounted for 87% of our revenues during the six months ended December 31, 2020. Direct sales accounted for 13% of our revenue during the six months ended December 31, 2020.
Cost of Revenues
Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs which include salary, benefits and stock-based compensation in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics costs, tariffs and excess and obsolete inventory write-downs.
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
Operating Expenses
We classify our operating expenses as research and development and, sales, general and administrative expenses.
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
Results of Operations
Comparison of Three and Six Months Ended December 31, 2020 and 2019

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	(In thousands, except percentages)
Revenues	$479,436	100%	$308,284	100%	$952,969	100%	$631,561	100%
Cost of revenues (1)	248,762	52%	163,198	53%	494,179	52%	335,084	53%
Gross profit	230,674	48%	145,086	47%	458,790	48%	296,477	47%
Operating expenses:
Research and development (1)	28,912	6%	24,041	8%	54,725	6%	44,293	7%
Sales, general and administrative (1)	10,951	2%	8,997	3%	23,301	2%	19,447	3%
Total operating expenses	39,863	8%	33,038	11%	78,026	8%	63,740	10%
Income from operations	190,811	40%	112,048	36%	380,764	40%	232,737	37%
Interest expense and other, net	(3,613)	(1%)	(12,085)	(4%)	(7,530)	(1%)	(16,738)	(3%)
Income before income taxes	187,198	39%	99,963	32%	373,234	39%	215,999	34%
Provisions for income taxes	27,530	6%	14,152	5%	57,057	6%	32,042	5%
Net income	$159,668	33%	$85,811	28%	$316,177	33%	$183,957	29%
(1) Includes stock-based compensation as follows:
Cost of revenues	29		33		57		65
Research and development	512		527		1,022		1,008
Sales, general and administrative	209		170		411		346
Total stock-based compensation	750		730		1,490		1,419
Revenues
Total revenues increased $171.2 million, or 56%, from $308.3 million in the three months ended December 31, 2019 to $479.4 million in the three months ended December 31, 2020.

Total revenues increased $321.4 million, or 51%, from $631.6 million in the six months ended December 31, 2019 to $953.0 million in the six months ended December 31, 2020.
During the three and six months ended December 31, 2020, there were no material price changes in the Company’s products sold.
However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	(in thousands, except percentages)
Service Provider Technology	$149,875	31%	$97,716	32%	$307,337	32%	$213,642	34%
Enterprise Technology	329,561	69%	210,568	68%	645,632	68%	417,919	66%
Total revenues	$479,436	100%	$308,284	100%	$952,969	100%	$631,561	100%

Service Provider Technology revenue increased $52.2 million, or 53%, from $97.7 million in the three months ended December 31, 2019 to $149.9 million in the three months ended December 31, 2020 and increased $93.7 million, or 44%, from $213.6 million in the six months ended December 31, 2019 to $307.3 million in the six months ended December 31, 2020.
The increase in Service Provider Technology revenue during the three and six months ended December 31, 2020 as compared to the same periods in the prior year, was primarily due to increased revenue in all regions across all the platforms.
Enterprise Technology revenue increased $119.0 million, or 57%, from $210.6 million in the three months ended December 31, 2019 to $329.6 million in the three months ended December 31, 2020 and increased $227.7 million, or 54%, from $417.9 million in the six months ended December 31, 2019 to $645.6 million in the six months ended December 31, 2020.
The increase in Enterprise Technology revenue during the three and six months ended December 31, 2020 as compared to the same periods in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions except South America.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	(in thousands, except percentages)
North America(1)	$193,440	40%	$129,966	42%	$414,320	43%	$277,917	44%
Europe, the Middle East and Africa ("EMEA")	218,755	46%	120,607	39%	397,934	42%	246,447	39%
Asia Pacific	37,374	8%	32,804	11%	79,319	8%	62,521	10%
South America	29,867	6%	24,907	8%	61,396	7%	44,676	7%
Total revenues	$479,436	100%	$308,284	100%	$952,969	100%	$631,561	100%
(1) Revenue for the United States was $179.1 million and $121.7 million for the three months ended December 31, 2020 and 2019, respectively. Revenue for the United States was $388.9 million and $263.6 million for the six months ended December 31, 2020 and 2019, respectively.
North America
Revenues in North America increased $63.5 million, or 49%, from $130.0 million in the three months ended December 31, 2019 to $193.4 million in the three months ended December 31, 2020 and increased $136.4 million, or 49%, from $277.9 million in the six months ended December 31, 2019 to $414.3 million in the six months ended December 31, 2020.
The increase in North America revenues during the three and six months ended December 31, 2020 as compared to the same periods in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $98.1 million, or 81%, from $120.6 million in the three months ended December 31, 2019 to $218.8 million in the three months ended December 31, 2020 and increased $151.5 million, or 61% from $246.4 million in the six months ended December 31, 2019 to $397.9 million in the six months ended December 31, 2020.

The increase in EMEA revenues during the three and six months ended December 31, 2020 as compared to the same periods in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $4.6 million, or 14%, from $32.8 million in the three months ended December 31, 2019 to $37.4 million in the three months ended December 31, 2020 and increased $16.8 million, or 27%, from $62.5 million in the six months ended December 31, 2019 to $79.3 million in the six months ended December 31, 2020.
The increase in Asia Pacific revenues during the three and six months ended December 31, 2020 as compared to the same periods in the prior year was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
South America
Revenues in South America increased $5.0 million, or 20%, from $24.9 million in the three months ended December 31, 2019 to $29.9 million in the three months ended December 31, 2020 and increased $16.7 million, or 37%, from $44.7 million in the six months ended December 31, 2019 to $61.4 million in the six months ended December 31, 2020.
The increase in South America revenues during the three and six months ended December 31, 2020 as compared to the same periods in the prior year was primarily due to increased revenues from our Service Provider Technology products, partially offset by decreased revenues from our Enterprise Technology products.
Cost of Revenues and Gross Profit
Cost of revenues increased $85.6 million, or 52%, from $163.2 million in the three months ended December 31, 2019 to $248.8 million in the three months ended December 31, 2020. The increase is primarily due to cost increase associated with an overall increase in revenue and higher shipping costs, partially offset by lower other indirect costs.
Cost of revenues increased $159.1 million, or 47%, from $335.1 million in the six months ended December 31, 2019 to $494.2 million in the six months ended December 31, 2020. The increase is primarily due to cost increases associated with an overall increase in revenue, higher tariff-related costs and shipping costs, partially offset by lower other indirect costs.
Gross profit margin increased to 48.1% in the three months ended December 31, 2020 compared to 47.1% in the three months ended December 31, 2019. Gross profit margin increased to 48.1% in the six months ended December 31, 2020 compared to 46.9% in the six months ended December 31, 2019.
The increase in gross profit margin during the three months ended December 31, 2020 was primarily driven by higher revenue and other indirect cost being lower as a percentage of overall revenue partially offset by higher shipping costs as a percentage of revenue.
The increase in gross profit margin during the six months ended December 31, 2020 was primarily driven by higher revenue and favorable changes in product mix, and other indirect cost being lower as a percentage of overall revenue partially offset by higher shipping costs and higher tariff-related costs as a percentage of revenue.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $4.9 million, or 20%, from $24.0 million in the three months ended December 31, 2019 to $28.9 million in the three months ended December 31, 2020. As a percentage of revenues, R&D expenses decreased from 8% for the three months ended December 31, 2019 to 6% for the three months ended December 31, 2020.
R&D expenses increased $10.4 million, or 24%, from $44.3 million in the six months ended December 31, 2019 to $54.7 million in the six months ended December 31, 2020. As a percentage of revenues, R&D expenses decreased from 7% for the six months ended December 31, 2019 to 6% for the six months ended December 31, 2020.
The increase in R&D expenses in absolute dollars for the both the three and six months ended December 31, 2020 as compared to the same periods in the prior year was primarily due to higher employee related expenses and professional and service related fees.
Sales, General and Administrative
Sales, general and administrative (“SG&A”) expenses increased $2.0 million, or 22%, from $9.0 million in the three months ended December 31, 2019 to $11.0 million in the three months ended December 31, 2020. As a percentage of revenues, SG&A expenses decreased from 3% for the three months ended December 31, 2019 to 2% for the three months ended December 31, 2020.
SG&A expenses increased $3.9 million, or 20%, from $19.4 million in the six months ended December 31, 2019 to $23.3 million for the six months ended December 31, 2020. As a percentage of revenues, SG&A expenses decreased from 3% for the six months ended December 31, 2019 to 2% for the six months ended December 31, 2020.
The increase in SG&A expenses in absolute dollars for three months ended December 31, 2020 as compared to the same period in the prior year was primarily due to higher professional and service fees and higher depreciation expense offset, in part by legal settlement received and lower payroll and marketing expense.
The increase in SG&A expenses in absolute dollars for the six months ended December 31, 2020 as compared to the same period in the prior year was primarily due to higher professional and service fees and higher depreciation expense offset, in part by legal settlement received, lower marketing expense and lower bad debt expense.
Provision for Income Taxes
Our provision for income taxes increased $13.4 million, or 94.5%, from $14.2 million for the three months ended December 31, 2019 to $27.5 million for the three months ended December 31, 2020. Our effective tax rate increased to 14.7% for the three months ended December 31, 2020 as compared to 14.2% for the three months ended December 31, 2019.
Our provisions for income taxes increased $25.0 million, or 78%, from $32.0 million for the six months ended December 31, 2019 to $57.1 million for the six months ended December 31, 2020. Our effective tax rate increased to 15.3% for the six months ended December 31, 2020 as compared to 14.8% for the six months ended December 31, 2019.
The change in effective tax rates for the three and six months ended December 31, 2020 as compared to the same periods in the prior year was primarily due to the increase in overall taxable income in jurisdictions with higher tax rates.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $189.1 million and $142.6 million as of December 31, 2020 and June 30, 2020, respectively.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$308,949	$243,338
Net cash provided by (used in) investing activities	(10,948)	55,313
Net cash (used in) financing activities	(251,504)	(436,794)
Net increase (decrease) in cash and cash equivalents	$46,497	$(138,143)

Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2020 consisted primarily of net income of $316.2 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $21.5 million. This net change consisted primarily of a $53.0 million decrease in inventory offset by $1.2 million increase in vendor deposits, a $21.5 million increase in accounts receivable due to higher revenue for the period, a $21.8 million decrease in net accounts payable and accrued liabilities, a $27.6 million decrease in taxes payable due to the timing of federal tax payments and a $8.3 million increase in prepaid expense and other assets.
Net cash provided by operating activities in the six months ended December 31, 2019 consisted primarily of net income of $184.0 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $40.5 million. This net change consisted primarily of a $11.3 million decrease in inventory and $4.4 million decrease in vendor deposit, $8.7 million decrease in accounts receivable due to increased collections for the period, $36.4 million increase in net accounts payable and accrued liabilities, a $24.4 million decrease in taxes payable due to the timing of federal tax payments and $3.2 million decrease in prepaid expense and other assets.
Cash Flows from Investing Activities
We used $10.9 million of cash in investing activities during the six months ended December 31, 2020. Our investing activities consisted primarily of $11.9 million of capital expenditures and purchase of intangible assets, partially offset by maturities of investment securities of $0.9 million.
Net cash provided by investing activities in the six months ended December 31, 2019 was $55.3 million. Our investing activities consisted primarily of cash inflows of $75.5 million net proceeds from our available-for-sale securities offset, in part by cash outflows of $20.2 million of capital expenditures.
Cash Flows from Financing Activities
The Company used $251.5 million of cash in financing activities during the six months ended December 31, 2020. During the six months ended December 31, 2020, we used $47.5 million of net funds for repayments under the Facilities, used $152.6 million related to the repurchase of our common stock, and used $50.6 million related to dividends paid on our common stock. See Note 8- Debt of the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Facilities.
The Company used $436.8 million of cash in financing activities during the six months ended December 31, 2019. During the six months ended December 31, 2019, we received $145.0 million of net funds from borrowing and repayments under the Company's credit facilities, used $538.0 million related to the repurchase of our common stock, and used $40.1 million related to dividends paid on our common stock and $3.1 million of debt issuance costs.
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
Warranties and Indemnifications
Our products are generally accompanied by a twelve to twenty- four-month warranty from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2020.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of December 31, 2020.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds, under the Facilities.
The following table summarizes the Company’s contractual obligations as of December 31, 2020 for the remainder of fiscal 2021 and future fiscal years (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Operating Leases	4,722	8,897	7,769	7,331	6,776	7,755	43,250
Debt payment obligations	12,500	25,000	570,000	—	—	—	607,500
Interest and other payments on debt payment obligations	6,465	12,679	6,774	—	—	—	25,918
Transition tax	—	9,004	9,004	16,882	22,509	28,136	85,535
Other obligations	11,247	20,000	20,000	6,667	—	—	57,914
Total	$34,934	$75,580	$613,547	$30,880	$29,285	$35,891	$820,117

Purchase Obligations
We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2020, we have recorded a purchase obligation liability of $7.6 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of December 31, 2020. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $149.8 million to $617.6 million as of December 31, 2020, depending upon the timing of orders placed for these components by our contract manufacturers.
Transition Tax
The Company also had obligations of $85.5 million as of December 31, 2020, related to Transition Tax. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
The Company had other obligations of $57.9 as of December 31, 2020, which consisted primarily of commitments related to raw materials and research and development projects.
Unrecognized Tax Benefits
As of December 31, 2020, we had $32.5 million and an additional $4.4 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Note About Forward-Looking Statements
When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, our Facilities, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and the impact of COVID-19 pandemic on our business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, the impact of

COVID-19 pandemic on our business, results and liquidity, volatility in our short-term investments, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $189.1 million and $142.6 million as of December 31, 2020 and June 30, 2020, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2020, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $12.2 million over the next twelve months.
Foreign Currency Risk
The vast majority of our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $2.2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

•our limited ability to forecast our results of operations and sales;
•volatility and competition in the markets we serve or our inability to compete effectively with our competitors;

•our reliance on a limited number of distributors for our products and the inability of our distributors to manage inventory of our products effectively, timely sell our products or estimate future demand for our products;
•our inventory decisions, including, without limitation, for new product introductions, are based on assumptions and forecasts, which, if inaccurate, may result in write-downs of inventory or components;
•our inability to keep pace with rapid technological and market changes or to maintain competitive prices for products;
•the technological complexity of our products, which may contain undetected hardware defects or software bugs;
•our inability to anticipate or mitigate cyberattacks, security vulnerabilities or other fraudulent or illegal activity;
•our inability to manage our growth and expand our operations;
•our inability to maintain or enhance the strength of our brand;
•our reliance on a limited number of contract manufacturers to manufacture our products, and potential quality or product supply problems for our products if we are unable to secure sufficient components for our products or there is a shortage of manufacturing capacity;
•our reliance on a limited number of suppliers and our inability to predict shortages in components or other supply disruptions, including, without limitations, as a result of COVID-19, or to identify or qualify alternative suppliers;
•disruption to the manufacturing or shipping of our products due to natural disasters, labor shortages or operational reductions from outbreaks of diseases or other public health events, including, without limitation, COVID-19, or similar disruptions in the countries or regions in which our contract manufacturers or logistics contractors are located;
•a global economic downturn;
•lower than expected returns from our investments in growth areas or our enterprise and service provider technologies;
•the ineffective management of product introductions, product transitions and marketing or our inability to remain competitive and stimulate customer demand for our products;
•our inability to anticipate consumer preferences and develop desirable consumer products and solutions, or to execute our strategy for our consumer products or develop our sales channels;
•general credit, liquidity, market, and interest rate risks to our investment securities;
•exposure to increased economic and operational uncertainties from our international operations, including, without limitation, as a result of foreign policy and geopolitical developments, varying legal and regulatory regimes and the effects of foreign currency exchange rates;
•the failure of our foreign warehouse and logistics providers to safeguard, manage and properly report our inventory;
•exposure to increased operational risks and liability to the extent we develop our own foreign manufacturing capacity;
•our inability to manage geographically dispersed research and development teams;
•our limited ability to obtain and enforce our intellectual property rights, particularly in China and South America;
•the misappropriation of our intellectual property and trade secrets by our contract manufacturers or others to manufacture competitive products or counterfeit products;
•our exposure to extensive intellectual property litigation;
•the risks of using open source software in our products;
•our debt levels and the impact our debt levels may have on our ability to raise capital or otherwise finance our business;
•the risks of expanding our product offerings or our operations or increases in our operating expenses;
•exposure to increased operational risks associated with our investments in new businesses, products, services, technologies, joint ventures and other strategic transactions;
•our reliance on third-party software and services for certain aspects of our operations, including, without limitation, our financial reporting functions;
•our inability to integrate future acquisitions;
•changes in LIBOR reporting practices and the index used to replace LIBOR;
•our reliance on our founder and chief executive officer, who owns a majority of our common stock;
•volatility in the price of our common stock due to volatility in our results of operations or our failure to pay cash dividends or to repurchase shares of our common stock pursuant to our repurchase programs;
•the reliance of our products on unlicensed radio frequency spectrum, and the increasing reliance of consumer and other products on the same spectrum or from the introduction of regulation of such spectrum;
•potential liability under trade protection, anti-corruption, and other laws resulting from our global operations;
•changes in laws and regulations relating to the handling of personal data;
•the adverse impact from litigation matters;
•the adverse impact to our results of operations from successful warranty claims, product losses or recalls;
•indemnification claims against us for intellectual property infringement, defective products, and security vulnerabilities;
•our inability to maintain an effective system of internal controls; and
•changes in tax laws and regulations or reviews or audits of our tax returns.

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
Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to correct these problems promptly or successfully. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs, and other costs relating to regulatory proceedings, product recalls and litigation, which could harm our reputation and results of operations. Undetected defects or bugs may lead to negative online Internet reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches, especially for our consumer products. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Moreover, we may offer stock rotation rights to our distributors. If we experience greater returns from retailers or end customers, or greater warranty claims, in excess of our reserves, our business, revenue and results of operations could be harmed.
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
We have experienced cyber-attacks in the past, and may experience cyber-attacks in the future. As a result, unauthorized parties have obtained, and may in the future obtain, access to our systems and data and may have obtained, and may in the future obtain, our users’ or customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
For example, in January 2021, we became aware that certain of our information technology systems hosted by a third party cloud provider were improperly accessed and certain of our source code and the credentials used to access the information technology systems themselves had been compromised. We received a threat to publicly release these materials unless we made a payment, which we have not done. As a result, it is possible that the source code and other information could be publicly disclosed or made available to our competitors. Due to the nature of the source code and the other information that we believe was improperly accessed, we at this time do not believe that any public disclosure will have a material adverse effect on our business or operations, but it is impossible to gauge the precise impact of any such disclosure. We have taken, and will continue to take, steps to remediate access controls to our information technology systems.
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
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017, and, following agreed extensions between the European Council and the United Kingdom on March 22, 2019, April 11, 2019 and October 28, 2019, “Brexit” became effective on January 31, 2020 under the terms of a Withdrawal Agreement that was ratified by the U.K. Parliament, and the European Parliament in Brussels, in late January 2020. Under the Withdrawal Agreement, a “transition period” will come into force for eleven months, from February 1, 2020 until December 31, 2020. On January 1, 2021, the United Kingdom left the European Union. On December 24, 2020, the European Commission reached a trade agreement with the United Kingdom on the terms of its future cooperation with the European Union, subject to final approval by the European Parliament. The most significant impact of the new trade agreement are new regulations regarding trade, tax, and employees, among others, in the United Kingdom. Brexit could continue to cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.
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
As of December 31, 2020, our balance outstanding under the Credit Agreement for our Term Facility and Revolving Facility, was $462.5 million and $145.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
We may be adversely affected by changes in LIBOR reporting practices or the index used to replace LIBOR.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether replacement for LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. Whether SOFR will become a widely accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternatives thereto are uncertain at this time. If LIBOR is discontinued, the terms of our Credit Agreement provide for the use of an alternative rate. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative rate could be higher and more volatile than LIBOR prior to its discontinuance. Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined.

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
As of February 5, 2021, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. More recently, California enacted the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took, effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. Given the recent implementation of the regulations, we cannot yet predict the impact of the CCPA on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CSL and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the six months ended December 31, 2020 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
November 8, 2019	$200 million	228,180	$166.05	$37.9	August 21, 2020 - September 15, 2020	$—	12/31/2021
May 8, 2020	$500 million	682,956	$168.03	$114.8	September 15, 2020 - November 2, 2020	$385.2	3/31/2022

Common Stock repurchases activity under the share repurchase program during the three months ended December 31, 2020 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
October 1, 2020 - October 31, 2020	282,392	$177.50	282,392	$390,180
November 1, 2020 - November 30, 2020	26,741	$184.56	26,741	$385,245
December 1, 2020 - December 31, 2020	—	$—	—	$385,245
Total	309,133	$178.11	309,133	$385,245

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.

Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
3.1	Amended and Restated Bylaws, as amended	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020.

10.1	Ubiquiti Inc. 2020 Omnibus Incentive Plan	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2020.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	February 5, 2021	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 5, 2021	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
3.1	Amended and Restated Bylaws, as amended	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020.

10.1	Ubiquiti Inc. 2020 Omnibus Incentive Plan	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2020.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)