Form 10-Q
period 2021-03-31
Ubiquiti Inc.
filed 2021-05-07
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2021, 62,814,126 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$262,791	$142,617
Investments — short-term	1,013	925
Accounts receivable, net of allowance for doubtful accounts of $52 and $203 at March 31, 2021 and June 30, 2020, respectively	187,315	142,160
Inventories	224,930	285,943
Vendor deposits	7,808	5,934
Prepaid income taxes	32	34
Prepaid expenses and other current assets	14,099	9,034
Total current assets	697,988	586,647
Property and equipment, net	79,889	78,522
Operating lease right-of-use assets, net	38,702	24,444
Deferred tax assets — long-term	3,507	4,102
Investments — long-term	726	513
Other long-term assets	72,196	43,223
Total assets	$893,008	$737,451
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$63,783	$155,547
Taxes payable	13,467	30,961
Debt — short-term	23,865	24,067
Other current liabilities	156,526	53,722
Total current liabilities	257,641	264,297
Income taxes payable — long-term	106,600	115,330
Operating lease liabilities —long-term	31,480	18,533
Debt — long-term	548,133	628,437
Other long-term liabilities	9,363	6,312
Total liabilities	953,217	1,032,909
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
62,814,126 and 63,687,891 outstanding as of March 31, 2021 and June 30, 2020, respectively	63	64
Additional paid–in capital	696	447
Accumulated other comprehensive income	3	9
Retained earnings (deficit)	(60,971)	(295,978)
Total stockholders’ deficit	(60,209)	(295,458)
Total liabilities and stockholders’ deficit	$893,008	$737,451
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues	$467,237	$337,417	$1,420,206	$968,978
Cost of revenues	244,499	177,782	738,678	512,866
Gross profit	$222,738	$159,635	$681,528	$456,112
Operating expenses:
Research and development	30,483	21,672	85,208	65,965
Sales, general and administrative	13,255	10,606	36,556	30,053
Total operating expenses	43,738	32,278	121,764	96,018
Income from operations	179,000	127,357	559,764	360,094
Interest expense and other, net	(4,890)	(6,618)	(12,420)	(23,356)
Income before income taxes	174,110	120,739	547,344	336,738
Provision for income taxes	28,035	17,017	85,092	49,059
Net income	$146,075	$103,722	$462,252	$287,679
Net income per share of common stock:
Basic	$2.33	$1.60	$7.33	$4.36
Diluted	$2.32	$1.60	$7.32	$4.35
Weighted average shares used in computing net income per share of common stock:
Basic	62,810	64,630	63,084	66,003
Diluted	62,865	64,699	63,148	66,094

Other comprehensive income:
Unrealized losses on available-for-sale securities	$(1)	$(90)	$(6)	$(415)
Other Comprehensive loss	(1)	(90)	(6)	(415)
Comprehensive income	$146,074	$103,632	$462,246	$287,264
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except per share amounts)
(Unaudited)

	Three and Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	156,509	—	156,509
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	2,194	—	21	—	—	21
Restricted stock units issued, net of tax withholdings	8,768	—	(615)	—	—	(615)
Repurchases of Common Stock	(602,003)	(1)	(593)	(96,994)	—	(97,588)
Stock-based compensation expense	—	—	740	—	—	740
Dividends Paid on Common Stock ($0.40 per share)	—	—	—	(25,470)	—	(25,470)
Balances at September 30, 2020	63,096,850	$63	$—	$(261,933)	$8	$(261,862)
Net Income	—	—	—	159,668	—	159,668
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock options exercised	2,384	—	22	—	—	22
Restricted stock units issued, net of tax withholdings	8,141	—	(201)	—	—	(201)
Repurchases of Common Stock	(309,133)	—	(516)	(54,542)	—	(55,058)
Stock-based compensation expense	—	—	750	—	—	750
Dividends Paid on Common Stock ($0.40 per share)	—	—	—	(25,115)	—	(25,115)
Balances at December 31, 2020	62,798,242	$63	$55	$(181,922)	$4	$(181,800)
Net Income	—	—	—	146,075	—	146,075
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	4,372	—	48	—	—	48
Restricted stock units issued, net of tax withholdings	11,512	—	(182)	—	—	(182)
Stock-based compensation expense	—	—	775	—	—	775
Dividends Paid on Common Stock ($0.40 per share)	—	—	—	(25,124)	—	(25,124)
Balances at March 31, 2021	62,814,126	$63	$696	$(60,971)	$3	$(60,209)

	Three and Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	98,146	—	98,146
Other comprehensive income (loss)	—	—	—	—	(153)	(153)
Stock options exercised	678	—	3	—	—	3
Restricted stock units issued, net of tax withholdings	9,743	—	(501)	—	—	(501)
Repurchases of Common Stock	(3,635,534)	(3)	(191)	(416,025)	—	(416,219)
Stock-based compensation expense	—	—	689	—	—	689
Dividends Paid on Common Stock ($0.30 per share)	—	$—	$—	$(20,669)	$—	$(20,669)
Balances at September 30, 2019	65,847,455	$66	$—	$(239,733)	$240	$(239,427)
Net Income	—	—	—	85,811	—	85,811
Other comprehensive income (loss)	—	—	—	—	(172)	(172)
Stock options exercised	17,192	—	124	—	—	124
Restricted stock units issued, net of tax withholdings	7,935	—	(139)	—	—	(139)
Repurchases of Common Stock	(995,495)	(1)	(250)	(119,321)	—	(119,572)
Stock-based compensation expense	—	—	730	—	—	730
Dividends Paid on Common Stock ($0.30per share)	—	$—	$—	$(19,460)	$—	$(19,460)
Balances at December 31, 2019	64,877,087	$65	$465	$(292,703)	$68	$(292,105)
Net Income	—	—	—	103,722	—	103,722
Other comprehensive income (loss)	—	—	—	—	(90)	(90)
Stock options exercised	2,478	—	25	—	—	25
Restricted stock units issued, net of tax withholdings	16,374	—	(416)	—	—	(416)
Repurchases of Common Stock	(1,112,606)	(1)	(799)	(147,600)	—	(148,400)
Stock-based compensation expense	—	—	725	—	—	725
Dividends Paid on Common Stock ($0.30 per share)	—	—	—	(19,447)	—	(19,447)
Balances at March 31, 2020	63,783,333	$64	$—	$(356,028)	$(22)	$(355,986)

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$462,252	$287,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,313	5,098
Impairment of equity investment	—	5,000
Amortization of debt issuance costs	1,462	1,308
Non-cash lease expense	226	1085
Premium amortization and (discount accretion), net	5	(56)
Write off unamortized debt issuance costs	267	105
Provision for inventory obsolescence	569	5,823
Provision for loss on vendor deposits and purchase commitments	7,502	1,587
Stock-based compensation	2,265	2,144
Deferred taxes	595	126
Other, net	495	102
Changes in operating assets and liabilities:
Accounts receivable	(45,166)	(17,839)
Inventories	60,837	53,293
Vendor deposits	(3,554)	2,442
Prepaid income taxes	2	4
Prepaid expenses and other assets	(27,059)	3,399
Accounts payable	(91,447)	22,715
Income taxes payable	(26,224)	(25,413)
Deferred revenues	8,798	1,093
Accrued and other liabilities	87,635	(14,365)
Net cash provided by operating activities	$447,773	$335,330
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(16,002)	(28,786)
Purchase of investments	—	(27,957)
Proceeds from sale of investments	—	103,848
Proceeds from maturities of investments	922	13,272
Net cash provided by (used in) investing activities	$(15,080)	$60,377
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	37,500	37,500
Proceeds from borrowing under the credit facility- Revolver	75,000	340,000
Repayment against credit facility- Revolver	(180,000)	(170,000)
Repayment against credit facility- Term	(12,500)	(18,750)
Debt issuance costs	(3,257)	(3,138)
Repurchases of common stock	(152,646)	(681,205)
Payment of common stock cash dividends	(75,709)	(59,576)
Proceeds from exercise of stock options	91	152
Tax withholdings related to net share settlements of restricted stock units	(998)	(1,056)
Net cash (used in) financing activities	$(312,519)	$(556,073)
Net increase (decrease) in cash and cash equivalents	120,174	(160,366)
Cash and cash equivalents at beginning of period	142,617	238,147
Cash and cash equivalents at end of period	$262,791	$77,781
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$110,766	$74,465
Interest paid	$9,453	$17,513
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$20,773	$5,665
Unpaid stock repurchases	$—	$5,210
Unpaid property and equipment and other long-term assets	$49	$19
Net unsettled investment purchases	$1,234	$117

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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2020, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2020 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future periods.
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
As of March 31, 2021 and June 30, 2020, the Company’s customer deposits were $4.3 million and $2.1 million, respectively.
As of March 31, 2021, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $22.2 million and $9.3 million, respectively.
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
The Company held no Level 3 financial instruments as of March 31, 2021 and June 30, 2020.
The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$724	$—	$—	$724	$724	$—	$—
Subtotal	$724	$—	$—	$724	$724	$—	$—

Level 2
Corporate securities	$1,736	$4	$(1)	$1,739	$—	$1,013	$726
Subtotal	$1,736	$4	$(1)	$1,739	$—	$1,013	$726

Total	$2,460	$4	$(1)	$2,463	$724	$1,013	$726
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

For the three and nine months ended March 31, 2021 the Company did not recognize any net gains or losses from accumulated other comprehensive income related to unrealized gains or losses. For the three months ended March 31, 2020, the Company's reclassified realized net loss to earnings from accumulated other comprehensive income related to unrealized gains or losses, was immaterial.
For the nine months ended March 31, 2020, the Company reclassified realized net gain of $0.4 million to earnings from accumulated other comprehensive income related to unrealized gains or losses.
During the three and nine months ended March 31, 2021, interest income on the Company’s investment securities was immaterial.
During the three and nine months ended March 31, 2020, the Company had $0.2 million and $1.0 million interest income on the Company's investment securities.
The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of March 31, 2021 (in thousands):

	Continuous Unrealized Loss
	Less than 12 Months	12 Months or Greater	Total
Fair Value of marketable securities	$1,133	$—	$1,133
Unrealized Loss	(1)	—	(1)
The Company had no continuous unrealized loss position from marketable securities as of June 30, 2020.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of March 31, 2021 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$1,734	$1,737
Due after 1 year through 5 years	726	726
Total	$2,460	$2,463
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of March 31, 2021 and June 30, 2020, the Company had outstanding loans associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of March 31, 2021 and June 30, 2020, the fair value of the Company’s debt, which is carried at historical cost was $575.0 million and $655.0 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income	$146,075	$103,722	$462,252	$287,679
Denominator:
Weighted-average shares used in computing basic earnings per share	62,810	64,630	63,084	66,003
Add—dilutive potential common shares:
Stock options	15	24	18	33
Restricted stock units	40	45	46	58
Weighted-average shares used in computing diluted net income per share	62,865	64,699	63,148	66,094
Net income per share of common stock:
Basic	$2.33	$1.60	$7.33	$4.36
Diluted	$2.32	$1.60	$7.32	$4.35

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Restricted stock units	—	11	4	4

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Finished goods	$221,307	$282,381
Raw materials	3,623	3,562
Total	$224,930	$285,943

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Testing equipment	$14,985	$12,476
Tooling equipment	15,387	13,601
Leasehold improvements	14,781	12,944
Computer and other equipment	8,401	7,676
Software	7,818	7,266
Furniture and fixtures	2,384	2,147
Corporate aircraft	65,807	64,659
Property and equipment, gross	129,563	120,769
Less: Accumulated depreciation	(49,674)	(42,247)
Property and equipment, net	$79,889	$78,522
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Hong Kong Tax deposit (1)	57,423	35,495
Intangible assets, net (2)	9,021	3,063
Other long-term assets, net	5,752	4,665
Total	$72,196	$43,223
(1) The Company made a total of $57.4 million of deposits with the Hong Kong Inland Revenue Department (“IRD”) in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2014 tax years. These deposits were made during fiscal years 2021, 2020, 2019, and 2018 in the amounts of $21.9 million, $15.5 million, $13.4 million and $6.6 million, respectively. The Company expects the $57.4 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $2.4 million and $1.8 million as of March 31, 2021 and June 30, 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Deferred revenue — short-term	$22,193	16,464
Accrued expenses	22,788	12,148
Lease liability— current	8,593	7,056
Warranty accrual	4,753	4,538
Accrued compensation and benefits	4,178	4,084
Customer deposits	4,280	2,061
Reserve for sales returns	2,153	1,275
Inventory received not billed	82,105	1,607
Other payables	5,483	4,489
Total	$156,526	$53,722
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Deferred Revenue — long-term	$9,323	$6,254
Other long-term liabilities	40	58
Total	$9,363	$6,312

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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2021	2020
Beginning balance	$4,538	$4,518
Accruals for warranties issued during the period	6,680	5,828
Changes in liability for pre-existing warranties during the period	(1,114)	408
Settlements made during the period	(5,351)	(6,210)
Ending balance	$4,753	$4,544

NOTE 8—DEBT
On March 30, 2021, the Company, as borrower and certain domestic subsidiaries entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that extended the $700 million senior secured revolving credit facility (the “Revolving Facility”) and provided a new $500 million senior secured term loan facility (the “Term Facility”, together with the Revolving Facility, the “Facilities”), and extended the maturity of the Facilities to March 30, 2026. In addition, the Facilities include an option to request increases in the amounts of such credit facilities by up to an additional $500 million in the aggregate.
The Third Amended and Restated Credit Agreement replaced the Company's existing $700 million senior secured revolving facility (the “Existing Revolving Facility”) and $500 million senior secured term loan facility (the “Existing Term Facility”, together with the Existing Revolving Facility, the “Existing Facilities”) under the Second Amended & Restated Credit Agreement, dated as of January 17, 2018 (as amended by the First Amendment, dated as of June 29, 2018, the Second Amendment, dated as of March 15, and the Third Amendment, dated as of September 9, 2019, the “Existing Credit Agreement”). The Facilities replace the Company's Existing Facilities under the Existing Credit Agreement, which has been terminated in connection with the Third Amended and Restated Credit Agreement.
At the closing of the Third Amended and Restated Credit Agreement, the Term facility was fully drawn, of which $462.5 million and $0.7 million was used to repay the Existing Term Facility under the Existing Credit Agreement for principal and interest, respectively.
Additionally, at closing of the Third Amended and Restated Credit Agreement, $75.0 million and $0.4 million of the Existing Revolving Facility under the Existing Credit Agreement was repaid for principal and interest, respectively. The Company then borrowed $75.0 million under the Revolving Facility under the Third Amended and Restated Credit Agreement.
The Company incurred $3.3 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.
The Company’s Debt consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Term Loan - short term	$25,000	$25,000
Debt issuance costs, net	(1,135)	(933)
Total Debt - short term	23,865	24,067
Term Loan - long term	475,000	450,000
Revolver - long term	75,000	180,000
Debt issuance costs, net	(1,867)	(1,563)
Total Debt - long term	$548,133	$628,437
The Revolving Facility includes a sub-limit of $25.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Third Amended and Restated Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company’s common stock. Under the Third Amended and Restated Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 30, 2026, at which time all amounts borrowed must be repaid. The term loan is payable in quarterly installments of 1.25% of the original principal amount of the term loan, commencing with the quarter ending June 30, 2021. Revolving, swingline and term loans may be prepaid at any time without penalty. Revolving and term loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate (or replacement rate) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate (or replacement rate) for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Third Amended and Restated Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.
The Third Amended and Restated Credit Agreement requires the Company to maintain during the term of the Facilities a maximum consolidated total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 3.5 to 1.00. In addition, the Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Third Amended and Restated Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Third Amended and Restated Credit Agreement.
The Facilities

As of March 31, 2021, $500.0 million was outstanding on the Term Facility and $75.0 million on the Revolving Facility, leaving $625.0 million available on the Revolving Facility.

Term Facility:
Under the Existing Credit Agreement, during the three months ended March 31, 2021, the Company made no principal payments against the Existing Term Facility, however, made $2.0 million payment of interest. During the nine months ended March 31, 2021, the Company made aggregate payments of $19.1 million under the Existing Term Facility, of which $12.5 million was repayment of principal and $6.6 million was payment of interest.
As of March 31, 2021, the interest rate on the term loan was 1.61%. As of April 30, 2021, the most currently available reset date, the Term Facility has an interest rate of 1.6%.
Revolving Facility:
Under the Existing Credit Agreement, during the three months ended March 31, 2021, the Company made aggregate payments of $71.0 million under the Existing Revolving Facility, of which $70.0 million was repayment of principal and $1.0 million was payment of interest. During the nine months ended March 31, 2021, the Company made aggregate payments of $182.9 million under the Existing Revolving Facility, of which $180.0 million was repayment of principal and $2.9 million was payment of interest.
The table below shows the respective interest rates as of March 31, 2021, in addition to the interest rate reset dates as available for each revolver draw.

Debt Payment Obligations	Interest Rate as of March 31, 2021	Rate Reset Date	Reset Rate
$75 Million Revolver	1.61%	April 30, 2021	1.61%
The following table summarizes the Company’s estimated debt and interest payment obligations as of March 31, 2021, for the remainder of fiscal 2021 and future fiscal years (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Debt payment obligations	$6,250	$25,000	$25,000	$25,000	$25,000	$468,750	$575,000
Interest and other payments on debt payment obligations (1)	2,654	10,391	9,983	9,601	9,167	6,590	48,386
Total	$8,904	$35,391	$34,983	$34,601	$34,167	$475,340	$623,386
(1) - Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2021. Although the Company’s interest rates on our debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.
NOTE 9—LEASES
The Company enters into agreements under which it leases various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of the Company’s leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of March 31, 2021, the Company included such options in determining the lease terms for certain of the Company’s leases because the Company was reasonably certain that it would exercise the extension options. Most of the Company’s leases require it to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
The following table summarizes the Company’s lease costs for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Financial Statement Classification	Three Months Ended March 31,		Nine Months Ended March 31,
		2021	2020	2021	2020
Operating lease costs:
Fixed lease costs	Operating expenses	$1,994	$1,568	$5,652	$4,415
Fixed lease costs	Cost of revenues	507	515	1,525	1,553
Variable lease costs	Operating expenses	244	81	639	256
Variable lease costs	Cost of revenues	113	107	327	309
Total lease costs		$2,858	$2,271	$8,143	$6,533

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and nine months ended March 31, 2021 and 2020 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and nine months ended March 31, 2021, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $2.8 million and $8.2 million, respectively. For the three and nine months ended March 31, 2020, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $2.3 million and $6.6 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.
The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2021:

Remainder of Fiscal 2021	$2,466
Fiscal 2022	9,343
Fiscal 2023	8,258
Fiscal 2024	7,820
Fiscal 2025	7,265
Thereafter	8,020
Total future fixed operating lease payments	$43,172

Less: Imputed interest	$3,099
Total operating lease liabilities	$40,073

Weighted-average remaining lease term - operating leases	5 years
Weighted-average discount rate - operating leases	2.8%

NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of March 31, 2021.
Purchase Obligations
The Company subcontracts with third parties to manufacture its products and has purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by the Company. If the Company cancels all or part of the orders, the Company may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture the Company's products. The Company periodically reviews the potential liability, and as of March 31, 2021, the Company recorded a purchase obligation liability of $8.3 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of March 31, 2021. The Company’s consolidated financial position and results of operations could be negatively impacted if it were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company may be subject to additional purchase obligations for supply agreements and components ordered by its contract manufacturers based on manufacturing forecasts it provides them each month. The Company estimates the amount of these additional purchase obligations to range from $150.3 million to $756.5 million as of March 31, 2021, depending upon the timing of orders placed for these components by its contract manufacturers.
Other Obligations
As of March 31, 2021, the Company has other obligations of $52.9 million which consisted primarily of commitments related to raw materials and research and development projects.
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
Vivato/XR
On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “‘296 Patent”), 7,729,728 (the “‘728 Patent”), and 6,611,231 (the “‘231 Patent” and, collectively, the “Patents-in-Suit”). The ‘296 and ‘728 Patents are entitled “Forced Beam Switching in Wireless Communication Systems Having Smart Antennas.” The ‘231 Patent is entitled “Wireless Packet Switched Communications Systems and Networks Using Adaptively Steered Antenna Arrays.” Vivato amended its complaint on June 23, 2017 and again on July 6, 2017. According to the complaint, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard. Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial. On March 19, 2018, the Company and the remaining defendants in the consolidated action moved to stay the case (the “Motion to Stay”) pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board. On April 9, 2018, the Court held a hearing on the Motion to Stay, and, on April 11, 2018, the Court granted the motion. On February 11, 2019, the Court maintained the stay pending a status conference scheduled for

December 2, 2019. The Court maintained the stay in full pending a further status conference, which was originally scheduled for March 17, 2020 and subsequently rescheduled for February 22, 2021 and was postponed pending submission and approval of a scheduling order as described below.
The Patent Trial and Appeal Board, in the aforementioned series of inter partes review proceedings, invalidated two of the three patents-in-suit, but it rejected the challenge to the ‘231 Patent. That decision was appealed, and on November 25, 2020, the Federal Circuit Court of Appeals affirmed the Patent Trial and Appeal Board decision.
On February 16, 2021, the parties submitted a joint status report to the Court seeking to lift the stay. On February 17, 2021, the Court ordered the parties to submit a further report by March 1, 2021, at which time the stay would be lifted. The parties submitted their joint report and proposals for a case schedule, and the Court has not yet issued a schedule in this matter.
The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
Ubiquiti Inc. v. National Union National Union Fire Insurance Company of Pittsburgh, Pa. (“National Union”)
The Company filed this action in February of 2018, in the Superior Court of California County of Santa Clara. The Company alleged causes of action for breach of the applicable insurance contract and breach of the implied covenant of good faith and fair dealing, arising from National Union’s coverage denial for a loss from an email compromise scam that occurred in 2015.
The parties reached a confidential settlement of the lawsuit on March 4, 2021. Pursuant to the settlement, the case was dismissed by the Court on March 24, 2021.
NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases
On November 6, 2019, the Company’s Board of Directors approved a $200 million stock repurchase program (the “2019 November Program”). Under the 2019 November Program, the Company is authorized to repurchase up to $200 million of common stock. The 2019 November Program expires on December 31, 2021. During the three months ended September 30, 2020, under the 2019 November Program, the Company repurchased and retired 228,180 shares of common stock at an average price per share of $166.05 for an aggregate amount of $37.9 million. As of September 15, 2020, the Company had no remaining balance available for share repurchase under the 2019 November Program.
On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company may repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the six months ended December 31, 2020, under the 2020 May Program, the Company repurchased and retired 682,956 shares of common stock at an average price per share of $168.03 for an aggregate amount of $114.8 million. The Company made no repurchases during the three months ended March 31, 2021.
Under both programs, for the nine months ended March 31, 2021, the Company repurchased and retired 911,136 shares of common stock at an average price per share of $167.53 for an aggregate amount of $152.6 million.
As of March 31, 2021, the Company had $385.2 million available for share repurchases under the 2020 May Program.
The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during the nine months ended March 31, 2021 (in millions, except share and per share amounts):

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

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the three and nine months ended March 31, 2021 and 2020, the Company’s accumulated other comprehensive income includes net unrealized gains and losses from the Company’s available-for-sale securities, respectively.

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
As of March 31, 2021, the Company had 4,989,876 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cost of revenues	$23	$29	$80	$94
Research and development	538	499	1,560	1,507
Sales, general and administrative	214	197	625	543
	$775	$725	$2,265	$2,144
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2021:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2020	22,265	$11.07	2.16	$3,640
Exercised	(8,950)	$10.20
Forfeitures and cancellations	(6)	$2.90
Balance, March 31, 2021	13,309	$11.65	1.56	$3,815
Vested as of March 31, 2021	13,309	$11.65	1.56	$3,815
Vested and exercisable as of March 31, 2021	13,309	$11.65	1.56	$3,815
During the three months ended March 31, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.4 million and $0.3 million, respectively, as determined as of the date of option exercise.
During the nine months ended March 31, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $2.4 million and $3.5 million, respectively, as determined as of the date of options exercise.
As of March 31, 2021, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and nine months ended March 31, 2021 and 2020.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2020	82,571	$99.57
RSUs granted	14,880	$249.02
RSUs vested	(33,335)	$86.07
RSUs canceled	(2,001)	$105.82
Non-vested RSUs, March 31, 2021	62,115	$142.42

The intrinsic value of RSUs vested in the three months ended March 31, 2021 and 2020 was $3.2 million and $3.3 million, respectively.
The intrinsic value of RSUs vested in the nine months ended March 31, 2021 and 2020 was $7.7 million and $6.7 million, respectively.
The total intrinsic value of all outstanding RSUs was $18.5 million as of March 31, 2021.
As of March 31, 2021, there were unrecognized compensation costs related to RSUs of $6.6 million which the Company expects to recognize over a weighted average period of 3.4 years.
NOTE 14—INCOME TAXES
The Company recorded tax provisions of $28.0 million and $85.1 million for the three and nine months ended March 31, 2021 as compared to $17.0 million and $49.1 million for the three and nine months ended March 31, 2020. The increase is primarily related to an increase in profit before tax for the three and nine months ended March 31, 2021 as compared to the three and nine months ended March 31, 2020.
The Company’s estimated fiscal year 2021 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to the Company’s non-U.S. operations under Global Intangible Low-Taxes Income (“GILTI”) provision.
As of March 31, 2021, the Company had approximately $34.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the nine months ended March 31, 2021, the Company recorded an increase of its unrecognized tax benefits of $1.5 million. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of March 31, 2021, the Company had $4.6 million accrued interest related to uncertain tax matters.
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
During fiscal years 2020, 2019, and 2018, the Company made a total of $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2015 tax years. On December 30, 2020, the Company received notification that the Hong Kong IRD is seeking an additional $67.8 million deposit covering the 2015 tax year. The Company has filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $21.9 million which was remitted on March 26, 2021. These refundable deposits totaling $57.4 million are included within other long-term assets on the Company’s Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and the Company expects the $57.4 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was signed into law on March 25, 2020. The bill was meant to address the economic fallout in response to locally mandated shelter-in-place orders that were executed in an attempt to slow the spread of COVID-19. None of these provisions of CARES are expected to have material impacts to the Company’s fiscal 2021 tax provision. The Company will monitor the updates, both to the Company’s business as well as guidance issued with respect to CARES that could impact the current interpretation of the provisions under CARES, to determine whether any additional considerations need to be made with respect to the Company’s tax provision in future periods. On December 27, 2020, the Consolidations Appropriations Act (“CAA”) 2020 was enacted. The CCA was enacted as a supplement to the CARES legislation providing additional financial relief. The impact of the CCA on the Company's tax provision is immaterial.
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
Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
Service Provider Technology	$152,362	33%	$106,439	32%	$459,699	32%	$320,081	33%
Enterprise Technology	314,875	67%	230,978	68%	960,507	68%	648,897	67%
Total revenues	$467,237	100%	$337,417	100%	$1,420,206	100%	$968,978	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
North America (1)	$209,515	45%	$133,917	40%	$623,835	44%	$411,834	43%
Europe, the Middle East and Africa ("EMEA")	189,573	41%	159,436	47%	587,507	41%	405,883	42%
Asia Pacific	36,145	8%	26,232	8%	115,464	8%	88,753	9%
South America	32,004	7%	17,832	5%	93,400	7%	62,508	6%
Total revenues	$467,237	100%	$337,417	100%	$1,420,206	100%	$968,978	100%
 (1) Revenue for the United States was $193.2 million and $125.4 million for the three months ended March 31, 2021 and 2020, respectively. Revenue for the United States was $582.1 million and $389.0 million for the nine months ended March 31, 2021 and 2020, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,	June 30,
	2021	2020	2021	2020	2021	2020
Customer A	*	*	*	*	10%	*
Customer B	*	10%	*	12%	*	17%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS
Aircraft Lease Agreement
On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. Pursuant to the Aircraft Lease Agreement, the Company had no expense during the three and nine months ended March 31, 2021 and recognized a total of approximately $0.4 million and $1.3 million in expenses during the three and nine months ended March 31, 2020, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

NOTE 17 - SUBSEQUENT EVENTS
Dividends
On May 6, 2021, the Company's Board of Directors had approved a quarterly cash dividend of $0.40 per share payable on May 24, 2021 to shareholders of record at the close of business on May 17, 2021. Any future dividends will be subject to the approval of the Company’s Board of Directors.
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
COVID-19 Update- The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if we have an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain and production as a result of the COVID-19 related restrictions and the global shortage of components. The current environment has impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. The extent to which the COVID-19 pandemic and the global availability of components impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.
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
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, through direct sales. Sales to distributors accounted for 85% of our revenues during the nine months ended March 31, 2021. Direct sales accounted for 15% of our revenue during the nine months ended March 31, 2021.
For the nine months ended March 31, 2020, sales to distributors accounted for 95% of our revenues and direct sales accounted for 5% of our revenues.
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
Results of Operations
Comparison of Three and Nine Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	(In thousands, except percentages)
Revenues	$467,237	100%	$337,417	100%	$1,420,206	100%	$968,978	100%
Cost of revenues (1)	244,499	52%	177,782	53%	738,678	52%	512,866	53%
Gross profit	222,738	48%	159,635	47%	681,528	48%	456,112	47%
Operating expenses:
Research and development (1)	30,483	7%	21,672	6%	85,208	6%	65,965	7%
Sales, general and administrative (1)	13,255	3%	10,606	3%	36,556	3%	30,053	3%
Total operating expenses	43,738	10%	32,278	10%	121,764	9%	96,018	10%
Income from operations	179,000	38%	127,357	38%	559,764	39%	360,094	37%
Interest expense and other, net	(4,890)	(1%)	(6,618)	(2%)	(12,420)	(1%)	(23,356)	(2%)
Income before income taxes	174,110	37%	120,739	36%	547,344	38%	336,738	35%
Provisions for income taxes	28,035	6%	17,017	5%	85,092	6%	49,059	5%
Net income	$146,075	31%	$103,722	31%	$462,252	32%	$287,679	30%
(1) Includes stock-based compensation as follows:
Cost of revenues	23		29		80		94
Research and development	538		499		1,560		1,507
Sales, general and administrative	214		197		625		543
Total stock-based compensation	775		725		2,265		2,144
Revenues
Total revenues increased $129.8 million, or 38%, from $337.4 million in the three months ended March 31, 2020 to $467.2 million in the three months ended March 31, 2021.
Total revenues increased $451.2 million, or 47%, from $969.0 million in the nine months ended March 31, 2020 to $1.4 billion in the nine months ended March 31, 2021.
While the Company's revenue year over year increased, revenue for the three months ended March 31, 2021 declined compared to the three months ended December 31, 2020. This was primarily due to the disruption in our supply chain as a result of the COVID-19 pandemic and the global availability of components. The current environment has impacted our suppliers' ability to manufacture or provide key components and services and as a result the lack of available inventory limited our ability to meet customer orders. In addition, we continue to incur additional costs to expedite deliveries of components and services.
During the three and nine months ended March 31, 2021, there were no material price changes in the Company’s products sold.
However, the Company continues to introduce new products which may have average selling prices and margins different than our legacy products.
Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	(in thousands, except percentages)
Service Provider Technology	$152,362	33%	$106,439	32%	$459,699	32%	$320,081	33%
Enterprise Technology	314,875	67%	230,978	68%	960,507	68%	648,897	67%
Total revenues	$467,237	100%	$337,417	100%	$1,420,206	100%	$968,978	100%

Service Provider Technology revenue increased $45.9 million, or 43%, from $106.4 million in the three months ended March 31, 2020 to $152.4 million in the three months ended March 31, 2021 and increased $139.6 million, or 44%, from $320.1 million in the nine months ended March 31, 2020 to $459.7 million in the nine months ended March 31, 2021.
The increase in Service Provider Technology revenue during the three and nine months ended March 31, 2021 as compared to the same periods in the prior year, was primarily due to increased revenue in all regions across all the platforms.
Enterprise Technology revenue increased $83.9 million, or 36%, from $231.0 million in the three months ended March 31, 2020 to $314.9 million in the three months ended March 31, 2021 and increased $311.6 million, or 48%, from $648.9 million in the nine months ended March 31, 2020 to $960.5 million in the nine months ended March 31, 2021.
The increase in Enterprise Technology revenue during the three months ended March 31, 2021 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
The increase in Enterprise Technology revenue during the nine months ended March 31, 2021 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions, except South America.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	(in thousands, except percentages)
North America(1)	$209,515	45%	$133,917	40%	$623,835	44%	$411,834	43%
Europe, the Middle East and Africa ("EMEA")	189,573	41%	159,436	47%	587,507	41%	405,883	42%
Asia Pacific	36,145	8%	26,232	8%	115,464	8%	88,753	9%
South America	32,004	7%	17,832	5%	93,400	7%	62,508	6%
Total revenues	$467,237	100%	$337,417	100%	$1,420,206	100%	$968,978	100%

(1) Revenue for the United States was $193.2 million and $125.4 million for the three months ended March 31, 2021 and 2020, respectively. Revenue for the United States was $582.1 million and $389.0 million for the nine months ended March 31, 2021 and 2020, respectively.
North America
Revenues in North America increased $75.6 million, or 56%, from $133.9 million in the three months ended March 31, 2020 to $209.5 million in the three months ended March 31, 2021 and increased $212.0 million, or 51%, from $411.8 million in the nine months ended March 31, 2020 to $623.8 million in the nine months ended March 31, 2021.
The increase in North America revenues during the three and nine months ended March 31, 2021 as compared to the same periods in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA increased $30.1 million, or 19%, from $159.4 million in the three months ended March 31, 2020 to $189.6 million in the three months ended March 31, 2021 and increased $181.6 million, or 45% from $405.9 million in the nine months ended March 31, 2020 to $587.5 million in the nine months ended March 31, 2021.

The increase in EMEA revenues during the three and nine months ended March 31, 2021 as compared to the same periods in the prior year, was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $9.9 million, or 38%, from $26.2 million in the three months ended March 31, 2020 to $36.1 million in the three months ended March 31, 2021 and increased $26.7 million, or 30%, from $88.8 million in the nine months ended March 31, 2020 to $115.5 million in the nine months ended March 31, 2021.
The increase in Asia Pacific revenues during the three and nine months ended March 31, 2021 as compared to the same periods in the prior year was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.
South America
Revenues in South America increased $14.2 million, or 79%, from $17.8 million in the three months ended March 31, 2020 to $32.0 million in the three months ended March 31, 2021 and increased $30.9 million, or 49%, from $62.5 million in the nine months ended March 31, 2020 to $93.4 million in the nine months ended March 31, 2021.
The increase in South America revenues during the three months ended March 31, 2021 as compared to the same period in the prior year was primarily due to increased revenues from both our Enterprise Technology products and Service Provider Technology products. The increase in the nine months ended March 31, 2021 as compared to the same periods in the prior year was primarily due to increased revenues from our Service Provider Technology products, partially offset by decreased revenues from our Enterprise Technology products.

Cost of Revenues and Gross Profit
Cost of revenues increased $66.7 million, or 38%, from $177.8 million in the three months ended March 31, 2020 to $244.5 million in the three months ended March 31, 2021. The increase is primarily due to cost increase associated with an overall increase in revenue and higher shipping costs, partially offset by lower other indirect costs and lower tariffs.
Cost of revenues increased $225.8 million, or 44%, from $512.9 million in the nine months ended March 31, 2020 to $738.7 million in the nine months ended March 31, 2021. The increase is primarily due to cost increases associated with an overall increase in revenue, higher tariff-related costs and shipping costs, partially offset by lower other indirect costs.
Gross profit margin increased to 47.7% in the three months ended March 31, 2021 compared to 47.3% in the three months ended March 31, 2020. Gross profit margin increased to 48.0% in the nine months ended March 31, 2021 compared to 47.1% in the nine months ended March 31, 2020.
The increase in gross profit margin during the three months ended March 31, 2021 was primarily driven by higher revenue and favorable changes in product mix, tariffs and other indirect cost being lower as a percentage of overall revenue partially offset by higher shipping costs as a percentage of revenue.
The increase in gross profit margin during the nine months ended March 31, 2021 was primarily driven by higher revenue and favorable changes in product mix, and other indirect cost being lower as a percentage of overall revenue partially offset by higher shipping costs and higher tariff-related costs as a percentage of revenue.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $8.8 million, or 41%, from $21.7 million in the three months ended March 31, 2020 to $30.5 million in the three months ended March 31, 2021. As a percentage of revenues, R&D expenses increased from 6% for the three months ended March 31, 2020 to 7% for the three months ended March 31, 2021.
R&D expenses increased $19.2 million, or 29%, from $66.0 million in the nine months ended March 31, 2020 to $85.2 million in the nine months ended March 31, 2021. As a percentage of revenues, R&D expenses decreased from 7% for the nine months ended March 31, 2020 to 6% for the nine months ended March 31, 2021.
The increase in R&D expenses in absolute dollars for both the three and nine months ended March 31, 2021 as compared to the same periods in the prior year was primarily due to higher employee related expenses and other costs to support the increase in development activities.
Sales, General and Administrative
Sales, general and administrative (“SG&A”) expenses increased $2.6 million, or 25%, from $10.6 million in the three months ended March 31, 2020 to $13.3 million in the three months ended March 31, 2021. As a percentage of revenues, SG&A expenses decreased from 3.1% for the three months ended March 31, 2020 to 2.8% for the three months ended March 31, 2021.
SG&A expenses increased $6.5 million, or 22%, from $30.1 million in the nine months ended March 31, 2020 to $36.6 million for the nine months ended March 31, 2021. As a percentage of revenues, SG&A expenses decreased from 3.1% for the nine months ended March 31, 2020 to 2.6% for the nine months ended March 31, 2021.
The increase in SG&A expenses in absolute dollars for three months ended March 31, 2021 as compared to the same period in the prior year was primarily due to higher professional and service fees and higher depreciation expense, partially offset by lower payroll expense and a business e-mail compromise recovery received in the third quarter fiscal 2021.
The increase in SG&A expenses in absolute dollars for the nine months ended March 31, 2021 as compared to the same period in the prior year was primarily due to higher professional and service fees and higher depreciation expense offset, in part by legal settlement received in the second quarter fiscal 2021, a business e-mail compromise recovery received, lower employee related expenses and lower marketing expense.
Provision for Income Taxes
Our provision for income taxes increased $11.0 million, or 64.7%, from $17.0 million for the three months ended March 31, 2020 to $28.0 million for the three months ended March 31, 2021. Our effective tax rate increased to 16.1% for the three months ended March 31, 2021 as compared to 14.1% for the three months ended March 31, 2020.
Our provisions for income taxes increased $36.0 million, or 73%, from $49.1 million for the nine months ended March 31, 2020 to $85.1 million for the nine months ended March 31, 2021. Our effective tax rate increased to 15.5% for the nine months ended March 31, 2021 as compared to 14.6% for the nine months ended March 31, 2020.
The change in effective tax rates for the three and nine months ended March 31, 2021 as compared to the same periods in the prior year was primarily due to the increase in overall taxable income in jurisdictions with higher tax rates.
Liquidity and Capital Resources

Sources and Uses of Cash
Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $262.8 million and $142.6 million as of March 31, 2021 and June 30, 2020, respectively.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$447,773	$335,330
Net cash provided by (used in) investing activities	(15,080)	60,377
Net cash (used in) financing activities	(312,519)	(556,073)
Net increase (decrease) in cash and cash equivalents	$120,174	$(160,366)

Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2021 consisted primarily of net income of $462.3 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $36.2 million. This net change consisted primarily of a $60.8 million decrease in inventory offset by $3.6 million increase in vendor deposits, a $45.2 million increase in accounts receivable due to higher revenue for the period, a $3.8 million decrease in net accounts payable and accrued liabilities, a $26.2 million decrease in taxes payable due to the timing of federal tax payments and a $27.1 million increase in prepaid expense and other assets.
Net cash provided by operating activities in the nine months ended March 31, 2020 consisted primarily of net income of $287.7 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $25.3 million. This net change consisted primarily of a $53.3 million decrease in inventory and $2.4 million decrease in vendor deposit, $8.4 million increase in net accounts payable and accrued liabilities, $3.4 million decrease in prepaid expense and other assets, a $17.8 million increase in accounts receivable and a $25.4 million decrease in taxes payable due to the timing of federal tax payments.
Cash Flows from Investing Activities
We used $15.1 million of cash in investing activities during the nine months ended March 31, 2021. Our investing activities consisted primarily of $16.0 million of capital expenditures and purchase of intangible assets, partially offset by maturities of investment securities of $0.9 million.
Net cash provided by investing activities in the nine months ended March 31, 2020 was $60.4 million. Our investing activities consisted primarily of cash inflows of $89.2 million net proceeds from our available-for-sale securities offset, in part by cash outflows of $28.8 million of capital expenditures.
Cash Flows from Financing Activities
The Company used $312.5 million of cash in financing activities during the nine months ended March 31, 2021. During the nine months ended March 31, 2021, we used $80.0 million of net funds for repayments under the Facilities, $152.6 million related to the repurchase of our common stock, $75.7 million related to dividends paid on our common stock and $3.3 million of debt issuance costs related to the amended and restated credit agreement. See Note 8- Debt of the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Facilities.
The Company used $556.1 million of cash in financing activities during the nine months ended March 31, 2020. During the nine months ended March 31, 2020, we generated $188.8 million of net funds from borrowing and repayments under the Company's credit facilities, which were more than offset by financing cash outflows of $681.2 million related to the repurchase of our common stock, $59.6 million related to dividends paid on our common stock and $3.1 million of debt issuance costs.
Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under our Facilities will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on our Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under our Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2021.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of March 31, 2021.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds, under the Facilities.
The following table summarizes the Company’s contractual obligations as of March 31, 2021 for the remainder of fiscal 2021 and future fiscal years (in thousands):

	2021 (remainder)	2022	2023	2024	2025	Thereafter	Total
Operating leases	2,466	9,343	8,258	7,820	7,265	8,020	43,172
Debt payment obligations	6,250	25,000	25,000	25,000	25,000	468,750	575,000
Interest and other payments on debt payment obligations	2,654	10,391	9,983	9,601	9,167	6,590	48,386
Transition tax	—	9,004	9,004	16,882	22,509	28,136	85,535
Other obligations	6,212	20,000	20,000	6,667	—	—	52,879
Total	$17,582	$73,738	$72,245	$65,970	$63,941	$511,496	$804,972

Purchase Obligations
We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of March 31, 2021, we have recorded a purchase obligation liability of $8.3 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of March 31, 2021. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $150.3 million to $756.5 million as of March 31, 2021, depending upon the timing of orders placed for these components by our contract manufacturers.
Transition Tax
The Company also had obligations of $85.5 million as of March 31, 2021, related to Transition Tax. These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
The Company had other obligations of $52.9 as of March 31, 2021, which consisted primarily of commitments related to raw materials and research and development projects.
Unrecognized Tax Benefits
As of March 31, 2021, we had $34.0 million and an additional $4.6 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We had cash and cash equivalents of $262.8 million and $142.6 million as of March 31, 2021 and June 30, 2020, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of March 31, 2021, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $11.5 million over the next twelve months.
Foreign Currency Risk
The vast majority of our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $2.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced cyber-attacks in the past, and may experience cyber-attacks in the future. As a result, unauthorized parties have obtained, and may in the future obtain, access to our systems and data and may have obtained, and may in the future obtain, our users’ or customers’ data. Our security measures have in the past, and may in the future, be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $18.6 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. In March 2021, the Company recorded a recovery of an additional $1.9 million. No additional recoveries were made since March 31, 2021.

The Company is continuing to pursue the recovery of the remaining $28.1 million and is cooperating with numerous overseas law enforcement authorities who are actively pursuing a multi-agency criminal investigation. However, any additional recoveries are likely remote and therefore cannot be assured.
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
As of March 31, 2021, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility, was $500.0 million and $75.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
Our Term Facility and Revolving Facility primarily use the London Interbank Offered Rate (“LIBOR”) to calculate interest due to our lenders. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. As a result, it is possible that LIBOR will be discontinued as a reference rate after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). Whether SOFR will become a widely accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternative reference rates are uncertain at this time. If LIBOR is discontinued, the terms of our Third Amended and Restated Credit Agreement provide for the use of an alternative rate. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative rate could be higher and more volatile than LIBOR prior to its discontinuance and may result in interest obligations which are higher or lower or that do not otherwise correlate over time with the interest payments that would have been made on such debt if LIBOR remained in its current form. Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined. Further, the same costs and risks that may lead to the unavailability of LIBOR may make one or more of the alternative rate methods impossible or impracticable to determine. Any of these proposals or consequences could materially and adversely affect our financing costs, and as a result, our financial condition, operating results and cash flows.

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
As of May 7, 2021, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the nine months ended March 31, 2021 (in millions, except share and per share amounts):

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

Common Stock repurchases activity under the share repurchase program during the three months ended March 31, 2021 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
January 1, 2021 - January 31, 2021	—	$—	—	$385,245
February 1, 2021 -February 28, 2021	—	$—	—	$385,245
March 1, 2021 - March 31, 2021	—	$—	—	$385,245
Total	—	$—	—	$385,245

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.

Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2021

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	May 7, 2021	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 7, 2021	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith
10.1
Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2021

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