Form 10-K
period 2021-06-30
Ubiquiti Inc.
filed 2021-08-27
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,818,949,089 based upon the closing price of $278.51 of such common stock on the New York Stock Exchange on December 31, 2020 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2020 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 25, 2021, 62,499,344 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I
Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our efforts to mitigate shortages of components (including chipsets) used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, our Facilities, future acquisitions of and investments in complimentary businesses and the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and the impact of COVID-19 pandemic on our business. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of the global shortage of components (including chipsets) and pricing inflation associated therewith, the impact of U.S. tariffs on results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, the impact of COVID-19 pandemic on our business, results and liquidity, volatility in our short-term investments, and the risks set forth throughout this Report, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

Item 1. Business

Business Overview

The Company was founded by Robert Pera in 2005. We sell equipment, and provide the related software platforms, worldwide through a network of over 100 distributors, on-line retailers and direct to customers through our webstores. Ubiquiti Inc. is focused on democratizing network technology on a global scale. Our devices play a role in creating networking infrastructure in over 200 countries and territories around the world. Our professional networking products are powered by our UNMS and UniFi software platforms to provide high-capacity distributed Internet access and unified information technology management, respectively.
We develop technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions into three main categories: high performance networking technology for service providers, enterprises and consumers. We target the service provider and enterprise markets through our highly engaged community of service providers, distributors, value added resellers, webstores, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. We target consumers through digital marketing, including through our webstores, retail chains and, to a lesser extent, the Ubiquiti Community.

In addition to Mr. Pera, our founder, Chairman of the Board and Chief Executive Officer, who is central to our business, the majority of our human capital resources consist of entrepreneurial and de-centralized research and development (“R&D”) personnel. We do not employ a traditional direct sales force, but instead drive brand awareness through online reviews and publications, our website, our distributors and the Company’s user community where customers can interface directly with our R&D, marketing, and support teams. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base.
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (“WISP’s”), enterprises and smart homes. Our operator-owner service-provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISP’s to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (“WLAN”) infrastructure, video surveillance products, switching and routing solutions, security gateways, door access systems, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products, sold under the Ubiquiti Labs brand name, are targeted to the smart home and highly connected consumers. We believe that our products are differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.
We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 15 to our Consolidated Financial Statements. Our revenues were $1.9 billion, $1.3 billion and $1.2 billion in the fiscal years ended June 30, 2021, 2020 and 2019, respectively. We reported net income of $616.6 million, $380.3 million and $322.7 million in the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Refer to our Consolidated Financial Statements included under Part IV,
Item 15 of this report for more financial information.

Industry Overview

Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Annual Internet Report, internet users as a percentage of global population will be 66%, an increase from 51% in 2018. Additionally, it is estimated that there will be 3.6 networked devices per capita connected to IP networks in 2023, up from 2.4 networked devices per capita in 2018. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks have emerged as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.

Our Technology and Products

We offer products and solutions based on our proprietary technology across multiple markets. Utilizing low-cost hardware, consumer chipsets and innovative software and firmware, we seek to build price-performance solutions to address both service providers and enterprises.

Key Technology Platforms

Our current Service Provider and carrier solutions include:
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

Our current Enterprise Provider solutions include:
•UniFi -Enterprise WLAN - our UniFi-Enterprise WLAN platform was designed as an enterprise Wi-Fi system, combining Wi-Fi certified hardware with software-based management controller (UniFi OS). UniFi uses a virtual controller that allows for on-site management or remote management through the cloud, allowing for configuration of the network and individual access points.

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
•UniFi Console- UniFi Console is an Enterprise class router and security gateway device that is expandable and extends the UniFi enterprise solutions to provide cost-effective, reliable routing and advanced network security.
•UniFi Access- UniFi Access is a state-of-the art door access system that is easily expandable.

We offer a consumer product platform, called AmpliFi, which is a Wi-Fi system solution designed to serve the demands of the modern connected home. We continue to explore consumer related market opportunities and have research and development teams focused on consumer related solutions.

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

As of June 30, 2021, our research and development team consisted of 867 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Poland, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $116.2 million, $89.4 million and $82.1 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase. For a further discussion of the uncertainties and business risks associated with our international workforce and operations, refer to risk factors under “Part I-Item 1A. Risk Factors-Risks Related to Our International Operations.”

Manufacturing and Suppliers

We use contract manufacturers, primarily located in China and Vietnam, to manufacture our products. Our relationships with contract manufacturers allow us to conserve working capital, reduce manufacturing costs and minimize delivery lead times while maintaining high product quality and the ability to scale quickly to handle increased order volume. Over the long term, our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. If necessary, we expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers. For a further discussion of the uncertainties and risks associated with our contract manufacturers, see “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry – We rely on a limited number of contract manufacturers to produce our products. Shortages of components or manufacturing capacity could increase our costs or delay our ability to fulfill future orders and could have a material adverse impact on our business and results of operations.”

We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies in the past have been generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products and the impact of COVID-19 and the current shortage of chips has limited out ability to meet demand. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from a small number of suppliers. We are party to non-exclusive license agreements with some of these suppliers whereby we license certain technology that we incorporate into our products. These agreements generally automatically renew for successive one-year periods unless the agreements are terminated by written notice of nonrenewal with advance notice prior to the end of their then-current term. The Company has not received any termination notice as of the date of this Report. We depend on these license agreements to modify and replace firmware on certain chipsets with our proprietary firmware. While our agreements with suppliers remains effective, the terms of these agreements, allow either party to terminate the agreements without cause at the end of the annual contract term.

We have seen in fiscal 2021, and expect to continue to see increasing demand and reduced availability for certain components (including the chipsets), which has impacted and we expect will continue to impact our ability and costs to manufacture our products. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components which comprise the raw materials for our product offerings and we generally do not have any guaranteed supply arrangements with our suppliers for these components (including the chipsets). While we have attempted to mitigate supply shortages through our contract manufacturers and exploring open-market avenues to procure the necessary components, but we expect to experience continuing challenges in terms of securing our supply of such components and pricing inflation for the components to manufacture our products. If we need to seek a suitable second source for these components for our products, there can be no assurance that we would be able to successfully source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets. We believe any shortage or delay in the supply of these components would harm our ability to continue to manufacture and supply our products, which would adversely affect our product offerings and revenues. For a further discussion of the uncertainties and business risks associated with the shortages of components, see “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry – We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, could disrupt our business or have a material adverse effect on our results of operations and financial condition.”

We have experienced a major disruption in our supply chain as a result of the COVID-19 pandemic due to COVID-19 related restrictions that have significantly impacted our suppliers’ ability to manufacture or provide key components or services, as well as shipping and logistics delays. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition.”

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

Sales and Distribution

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2021, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 75 countries. In fiscal 2021, there were no customers that represented 10% or more of our revenue, while in in fiscal 2020, only one customer represented 10% or more of our revenue and in fiscal 2019, two customers represented 10% or more of our revenue. Refer to Note 15 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.

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

Backlog

Our sales are primarily made through standard sale orders for delivery of products. Our inability to procure sufficient product due to COVID-19 and the worldwide chip shortage has led to a significant increase in our backlog of unfulfilled orders. However, we do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, DragonWave, MikroTîkls, Airspan, SAF Tehnika and Trango. In the CPE market, our competitors include Cambium Networks, MikroTîkls, Ruckus Wireless (CommScope) and TP-LINK Technologies. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves.  In the enterprise WLAN market, we primarily compete with Huawei, Aerohive Networks, Aruba Networks (HPE), Ruckus Wireless (CommScope), Cisco Meraki and Cisco. In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Mobotix and Vivotek. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.

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

Human Capital

As of June 30, 2021, we employed and or contracted with 1,223 full time equivalent employees, of which 867 were in research and development, 267 in operations, and 89 in sales, general and administrative. Our workforce is diversified across multiple locations with 57%, 28% and 15% located in Asia Pacific, Europe, the Middle East, and Africa ("EMEA") and the Americas, respectively. The Company believes that its entrepreneurial, decentralized, and diversified work environment has contributed to its success. We seek to maintain a culture of accountability and performance that enables us to deliver highly-advanced and easily deployable solutions that appeal to a global market.

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
•our reliance on a limited number of suppliers and our inability to predict shortages in components, such as the global shortage in chipsets, or other supply disruptions, including, without limitations, as a result of COVID-19, or to identify or qualify alternative suppliers;
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
•exposure to increased economic and operational uncertainties from our international operations, including, without limitation, as a result of foreign policy and geopolitical developments, particularly those involving China, varying legal and regulatory regimes and the effects of foreign currency exchange rates;
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
Security vulnerabilities in our products, services and systems, or in our distribution channel, could lead to reduced revenues and claims against us.
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
Additionally, our sales to customers through our webstores have increased, which may expose us to liabilities associated with the online collection of customer data, including credit card information, and the costs we may incur to mitigate such risks. Our sales to customers through our webstores require the transmission of confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information and/or disrupt our operations. Any security breach could also expose us to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations. In addition, state and federal laws and regulations are increasingly enacted to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business and if we fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations. For additional information regarding the impact of privacy regulations applicable to our business, see “—Risks Related to Regulatory, Legal and Tax Matters — Our failure to comply with U.S. and foreign laws related to privacy, data security, cybersecurity and data protection, such as the E.U. Data Protection Directive and China Cybersecurity Law, could adversely affect our financial condition, results of operations, and our brand.”
We and certain of our vendors have experienced cyber-attacks in the past, and may experience cyber-attacks in the future. As a result, unauthorized parties have obtained, and may in the future obtain, access to our systems and data and may have obtained, and may in the future obtain, our users’ or customers’ data. Our security measures have in the past, and may in the future, be breached due to employee error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers or those of our vendors to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, costly and time-intensive notice requirements or other remediation efforts, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, the increasing use of our webstores by customers, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $18.6 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. In March 2021, the Company recorded a recovery of an additional $1.9 million. No additional recoveries were made since March 31, 2021.

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
Over the past several years we have expanded, and continue to expand, our product offerings, the number of customers we sell to, our transaction volumes, the number and type of our facilities, and the number of contract manufacturers that we utilize to produce our products. Failure to effectively manage the increased complexity associated with this expansion, particularly in light of our lean management structure, would make it difficult to conduct our business, fulfill customer orders, and pursue our strategies. We may also need to increase costs to add personnel, upgrade or replace our existing reporting systems, as well as improve our business processes and controls as a result of these changes. If we fail to effectively manage any of these challenges, we could suffer inefficiencies, errors and disruptions in our business, which in turn would adversely affect our results of operations.
We rely on a limited number of contract manufacturers to produce our products. Shortages of components or manufacturing capacity could increase our costs or delay our ability to fulfill future orders and could have a material adverse impact on our business and results of operations.
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

Additionally, from time to time, unexpected events, such as the COVID-19 pandemic, have had, and may continue to have in the future, adverse effects on the ability of our contract manufacturers to fulfill their obligations to us due to, among other things, work stoppages or slowdowns due to facility closures or other social distancing mitigation efforts, and, more recently, the inability of our contract manufacturers to procure adequate supplies of the components to manufacture our products, particularly chipsets. A shortage of adequate component supply or manufacturing capacity could increase our costs by requiring us to use alternative contract manufacturers or component suppliers, which may not be available to us on acceptable terms, if at all. Moreover, our use of chipsets from different or multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets, which would also increase our manufacturing costs and could delay our ability to manufacture products and result in decreased sales of our products. These increases in manufacturing costs or delays in manufacturing could have a material adverse impact on our business and results of operations. For additional discussion of the risks associated with supply chain issues or supplies of components, including chipsets, see the risk factor below captioned “We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, could disrupt our business or have a material adverse effect on our results of operations and financial condition.”

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
Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:
•labor strikes or shortages; including shortages in labor as a result of, or to mitigate, the spread of COVID-19;
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
We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, could disrupt our business or have a material adverse effect on our results of operations and financial condition.
We use components that are subject to price fluctuations, shortages or interruptions of supply, including chipsets that have been subject to ongoing significant shortages. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components could delay or disrupt the supply of our products and affect our business, results of operations and financial condition. In fiscal 2021, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture or products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. Should the shortage of chipsets and other components used to manufacture our products continue, there is no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.
We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions, including, without limitations, due to increasing demand for electronics and reductions in supply as a result of COVID-19, may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm Atheros and Broadcom, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.
We and our contract manufacturers generally rely on short-term purchase orders rather than long-term contracts with the suppliers of components for our products, particularly chipsets. As a result, even if the components for our products (including chipsets) are available, we and our contract manufacturers may not be able to procure sufficient components at reasonable prices to build our products in a timely manner. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. We may, therefore, be unable to meet customer demand for our products, which would have a material adverse effect on our business, results of operations and financial condition.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York. The risks of earthquakes, extreme storms and other natural disasters in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, we have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional costs to expedite deliveries of components and services. The disruptions in our supply chain have not been fully remediated as of the date of this report. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.
A general global economic downturn may negatively affect our customers and their ability to purchase our products. A downturn may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue.
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit”. On January 1, 2021, the United Kingdom left the European Union. On December 24, 2020, the European Commission reached a trade agreement with the United Kingdom on the terms of its future cooperation with the European Union, subject to final approval by the European Parliament. The most significant impact of the new trade agreement are new regulations regarding trade, tax, and employees, among others, in the United Kingdom that resulted in the creation of non-tariff barriers and have increased our shipping and regulatory costs and complexities for moving our products between the UK and EU. Brexit could continue to cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.

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
From time to time, we may maintain a portfolio of marketable securities in a variety of instruments, which may include, but not limited to, money market funds, corporate bonds, U.S. agency bonds and commercial papers. These investments are subject to general credit, liquidity, market, and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. These market risks associated with our investment portfolio may have a negative adverse effect on our business, results of operations, and financial condition.

Risks Related to Our International Operations
Our business is susceptible to risks associated with operations outside of the United States.
We have operations in China, the Czech Republic, Lithuania, Poland, Latvia, Ukraine, Canada, India, Taiwan and elsewhere, with our operations in Taiwan, in particular, increasingly important to our overall business. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

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
Additionally, changes in the local political, social and economic environment in the countries in which we operate, including in Taiwan due to the increasing political tensions among the United States, Taiwan and China, could adversely affect our operations outside of the United States, as well as our plans for the business.
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
Since these activities are currently conducted in China and could be expanded to other foreign countries, some of these risks may be more significant due to the less predictable legal and political environment. Additionally, changes in the local political, social and economic environment could adversely affect our ability and plans to develop our own manufacturing capacity.
Our business may be negatively affected by political events and foreign policy responses.
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. For example, increasing tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability to manufacture and sell our products. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. These tariffs have already affected our operating results and margins. The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.
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
The foreign policies of governments may be volatile and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes or other retaliatory trade measures that may cause us to raise prices, prevent us from offering products or providing services to particular entities or markets, may cause us to make changes to our operations, or create delays and inefficiencies in our supply chain. For example, political unrests and uncertainties in Eastern Europe and Middle East may lead to disruptions in commerce in those regions, which would in turn impact our sales to those regions. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.
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

Risks Related to Our Management and Structure
We are reliant on our founder and Chief Executive Officer, Robert J. Pera, and the departure or loss of Mr. Pera or other key personnel would disrupt our business.
Our success and future growth depend on the skills, working relationships and continued services of our founder, Chairman and Chief Executive Officer, Robert J. Pera, as well as the other members of our management team. We do not maintain any significant key person insurance with regard to any of our personnel. Mr. Pera, in particular, is central to our product development efforts and overall strategic direction. The departure or loss of Mr. Pera or any of the other members of our management team and the inability to identify and hire a qualified replacement timely would adversely affect our business, results of operations and financial condition.
Our business model relies in part on leanly staffed, independent and efficient research and development teams. Our research and development teams are organized around small groups or individual contributors for a given platform, and there is little overlap in knowledge and responsibilities. In the event that we are unable to retain the services of any key contributors or are unable to identify and attract additional contributors, we may be unable to bring our products or product improvements to market in a timely manner, if at all, due to disruption in our development activities.
Our future success also depends on our ability to attract, retain and motivate our management and skilled personnel. Competition for personnel exists in the industries in which we participate, particularly for persons with specialized experience in areas such as antenna design and radio frequency equipment. If we are unable to attract and retain the necessary personnel our business, results of operations and financial condition could be materially adversely affected.
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
As of June 30, 2021, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility, was $493.8 million and $0.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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

As of August 27, 2021, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
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
We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data security,

cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us and our business, including our webstore sales, are often uncertain and may be conflicting, particularly with respect to foreign laws.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The preparation of Consolidated Financial Statements also requires us to make estimates and assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in our Annual Report on Form 10-K for year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY, which we lease through December 31, 2022. In addition, we also lease office and building space around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers, and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we have leased offices in Taiwan, Lithuania, Latvia, Poland, India, Ukraine, the Czech Republic, the Netherlands and elsewhere, including various locations within China and the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.
Below are our material locations as of June 30, 2021, all of which we lease.

Location	Sq. Ft	Lease expiration	Purpose
New York	6,400	12/31/2022	Corporate Office
Taiwan	79,000	3/31/2026	R&D and Administration
Czech Republic	64,000	3/31/2029	Warehouse
Utah	72,000	2/28/2027	Warehouse and R&D
Utah	86,000	8/31/2028	Warehouse
Suzhou	93,000	6/30/2024	Manufacturing Facility

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 10 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of August 25, 2021, the number of record holders of our common stock, which is listed on the New York Stock Exchange under the ticker symbol "UI", was 7. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock from June 30, 2016 to June 30, 2021, with the comparable cumulative return the NYSE Composite Index and the S&P Computer & Retail Index. The graph assumes that $100 was invested on June 30, 2016 in our common stock, the NYSE Composite Index and the S&P Computer & Retail Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of

1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NYSE Composite Index and the S&P Computer & Electronics Retail Index

$900
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
6/16
6/17
6/18
6/19
6/20
6/21
Period Ending
Ubiquiti Inc.
NYSE Composite
S&P Computer & Electronic Retail

*100 invested on 6/30/16 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during fiscal year ended June 30, 2021 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs	Expiration date of Program
November 8, 2019	$200.0	228,180	$166.05	$37.9	August 21, 2020 - September 15, 2020	$—	12/31/2021
May 8, 2020	$500.0	917,008	$198.33	$181.9	September 15, 2020 - June 24, 2021	$318.1	3/31/2022

Common stock repurchase activity under the share repurchase program during the fourth quarter ended June 30, 2021 was as follows (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
April 1, 2021 - April 30, 2021	—	$—	—	$385.2
May 1, 2021 - May 31, 2021	197,879	$284.60	197,879	$328.9
June 1, 2021 - June 30, 2021	36,173	$298.55	36,173	$318.1
Total	234,052	$286.75	234,052	$318.1

Dividends

The following tables provides information with respect to the Company’s cash dividends declared and frequency of payments during fiscal year ended June 30, 2021 and 2020:

Year Ended June 30, 2021
	Q1	Q2	Q3	Q4
Dividends declared date	August 21, 2020	November 6, 2020	February 5, 2021	May 6, 2021
Dividends payment date	September 8, 2020	November 23, 2020	February 22, 2021	May 24, 2021
Cash dividend paid per common stock	$0.40	$0.40	$0.40	$0.40

Year Ended June 30, 2020
	Q1	Q2	Q3	Q4
Dividends declared date	August 8, 2019	November 6, 2019	February 4, 2020	May 5, 2020
Dividends payment date	August 19, 2019	November 25, 2019	February 25, 2020	May 26, 2020
Cash dividend paid per common stock	$0.30	$0.30	$0.30	$0.30

On August 27, 2021, the Company announced that its Board of Directors declared a cash dividend of $0.60 per share payable on September 15, 2021 to shareholders of record at the close of business on September 7, 2021. The Company intends to pay regular quarterly cash dividends of at least $0.60 per share during each remaining quarter of fiscal 2022, however any future dividends will be subject to the approval of the Company’s Board of Directors. In determining whether to approve future dividends, the Company’s Board of Directors will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.
Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Unregistered Securities Sold During fiscal 2021
We did not sell any unregistered securities during fiscal 2021.

Item 6. Selected Financial Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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
In addition to Mr. Pera, our founder, Chairman of the Board and Chief Executive Officer, who is central to our business, the majority of our human capital resources consist of entrepreneurial and de-centralized research and development (“R&D”) personnel. We do not employ a traditional direct sales force, but instead drive brand awareness through online reviews and publications, our website, our distributors and our user community where customers can interface directly with our R&D, marketing, and support teams. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily deployable solutions that appeal to a global customer base.
We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (“WISPs”), enterprises and smart homes. Our operator-owner service provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISPs to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (“WLAN”) infrastructure, video surveillance products, switching and routing solutions, security gateways, door access systems, and other complimentary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. Our consumer products are targeted to the smart home and highly connected consumers. We believe that our products are differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.
We distribute our products through a worldwide network of over 100 distributors and on-line retailers and direct to customers through our webstores.

COVID-19 Update- The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if we have an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain and production as a result of the COVID-19 related restrictions and the global shortage of components. The current environment has impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. For example, in fiscal 2021, we experienced reduced availability of components (including the chipsets) used to manufacture our products, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly the chipsets, and may result in delays in product production. We do not stockpile sufficient components to cover the time it would take to re-engineer our products to replace the chipsets used to manufacture or products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. The extent to which the COVID-19 pandemic and the global availability of components impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

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

•Enterprise Technology includes our UniFi platforms, including UniFi enterprise Wi-Fi, UniFi Protect, UniFi Access, UniFi-Talk, UniFi switching and routing solutions and our AmpliFi platform

We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 83% and 93% of our revenues in the year ended June 30, 2021 and 2020, respectively. Direct sales accounted for 17% and 7% of our revenues in the year ended June 30, 2021 and 2020, respectively.

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

Operating Expenses

We classify our operating expenses as research and development, and sales, general and administrative expenses.

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

Provisions for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. We must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, the provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognizes a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than our original estimate. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Regulatory, Legal and Tax Matters—Changes in applicable tax regulations could negatively affect our financial results” for additional information.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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
We account for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Our distinct performance obligations consist mainly of transferring control of our products identified in the contracts, purchase orders or invoices and implied PCS services.
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

Transaction price and allocation to performance obligations

Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. We are directly responsible for fulfilling the performance obligations in contracts with customers and do not rely on another party to fulfill our promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost-plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligations, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.
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
Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs.

Inventory and Inventory Valuation

Our inventories are primarily finished goods and, to a lesser extent, raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, or net realizable value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from our estimates, future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.
The valuation of inventory also requires us to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand. Customer demand is dependent on various factors and requires us to use judgment in forecasting future demand for these products. We also consider the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margin. If we ultimately sell inventory that has been previously written down, our gross margins in future periods would be positively impacted.
We capitalize manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor, tariffs and materials costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in future periods based on when the inventory is sold or written-down.

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

In addition, our calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. We may be subject to income tax audits in each of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, we must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. We reflect changes in recognition or measurement in the period in which our change in judgment occurs.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Results of Operations

Comparison of Years Ended June 30, 2021 and 2020

	Years Ended June 30,
	2021		2020
	(In thousands, except percentages)
Revenues	$1,898,094	100%	$1,284,500	100%
Cost of revenues (1)	985,818	52%	676,328	53%
Gross profit	912,276	48%	608,172	47%
Operating expenses:
Research and development (1)	116,171	6%	89,405	7%
Sales, general and administrative (1)	53,513	3%	40,569	3%
Total operating expenses	169,684	9%	129,974	10%
Income from operations	742,592	39%	478,198	37%
Interest expense and other, net	(14,938)	*	(28,002)	*
Income before income taxes	727,654	38%	450,196	35%
Provision for income taxes	111,070	6%	69,899	5%
Net Income	$616,584	32%	$380,297	30%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$102		$121
Research and development	2,114		2,022
Sales, general and administrative	813		745
Total stock-based compensation	$3,029		$2,888

Revenues

Total revenues increased $613.6 million, or 48%, from $1.3 billion in fiscal 2020 to $1.9 billion in fiscal 2021. During fiscal year ended June 30, 2021, there were no material price changes in our products sold. However, we continue to introduce new products which may have average selling prices and margins different than our legacy products. During fiscal 2021, we have and continue to experience limitations in our ability to secure products due to COVID-19 and the worldwide component shortage. This has limited our ability to meet demand, caused us to delay introducing new products and significantly increased our backlog of orders. While we have taken several steps to secure components and manufacturing capacity with our contract manufacturers, it is uncertain whether we will continue to be able to procure products at our current levels.

Revenues by Product Type

	Years Ended June 30,
	2021		2020
	(in thousands, except percentages)
Service Provider Technology	$623,163	33%	$442,023	34%
Enterprise Technology	1,274,931	67%	842,477	66%
Total revenues	$1,898,094	100%	$1,284,500	100%

Service Provider Technology revenues increased $181.1 million, or 41.0%, from $442.0 million in fiscal 2020, to $623.2 million in fiscal 2021, primarily due to increased revenue in all regions across all the platforms.

Enterprise Technology revenues increased $432.5 million, or 51.3%, from $842.5 million in fiscal 2020, to $1.3 billion in fiscal 2021 primarily due to product expansion and further adoption of our UniFi technology platform across all regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2021 and fiscal 2020:

	Years Ended June 30,
	2021		2020
	(in thousands, except percentages)
North America (1)	$836,032	44%	$571,901	45%
Europe, the Middle East and Africa	785,288	41%	517,132	40%
Asia Pacific	154,536	8%	112,121	9%
South America	122,238	7%	83,346	6%
Total revenues	$1,898,094	100%	$1,284,500	100%
 (1) Revenue for the United States was $774.3 million and $539.0 million in fiscal 2021 and fiscal 2020, respectively.

North America

Revenues in North America increased $264.1 million, or 46.2%, from $571.9 million in fiscal 2020 to $836.0 million in fiscal 2021. The year-over-year increase was primarily due to increased revenues from both our Enterprise Technology and Service Provider Technology products.

South America

Revenues in South America increased $38.9 million, or 46.7%, from $83.3 million in fiscal 2020 to $122.2 million in fiscal 2021. The year-over-year increase was primarily due to increased revenue from both our Enterprise Technology products and Service Provider Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA increased $268.2 million, or 51.9%, from $517.1 million in fiscal 2020 to $785.3 million in fiscal 2021. The year-over-year increase was due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $42.4 million, or 37.8%, from $112.1 million in fiscal 2020 to $154.5 million in fiscal 2021. The year-over-year increase was due to increased revenues from both our Enterprise Technology products and Service Provider Technology products.

Cost of Revenues and Gross Profit

Cost of revenues increased $309.5 million, or 45.8%, from $676.3 million in fiscal 2020 to $985.8 million in fiscal 2021. The increase in fiscal 2021 was primarily due to cost increase associated with an overall increase in revenue, higher tariffs and shipping costs, partially offset by lower indirect costs.

Gross profit margin increased to 48.1% in fiscal 2021 from 47.3% in fiscal 2020. The increase in gross profit margin was primarily driven by favorable changes in product mix as well as other indirect costs being lower as a percentage of overall revenue, partially offset by higher shipping costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased $26.8 million, or 30.0%, from $89.4 million in fiscal 2020 to $116.2 million in fiscal 2021. As a percentage of revenues, research and development expenses decreased from 7.0% in fiscal 2020 to 6.1% in fiscal 2021. The increase in R&D expense in absolute dollars was primarily driven by higher-employee related expenses and general development activities.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $12.9 million, or 31.9%, from $40.6 million in fiscal 2020 to $53.5 million in fiscal 2021. As a percentage of revenues, sales, general and administrative expenses decreased from 3.2% in fiscal 2020 to 2.8% in fiscal 2021. The increase in SG&A in absolute dollars was primarily due to higher professional and service fee and higher depreciation expense, offset in part by a legal settlement received in the second quarter fiscal 2021 and a BEC recovery received in the third quarter fiscal 2021.

Provision for Income Taxes

Our provision for income taxes increased 58.9% from $69.9 million for fiscal 2020 to $111.1 million for fiscal 2021. Our effective tax rate decreased to 15.3% in fiscal 2021 as compared to 15.5% for fiscal 2020. The decrease in the effective tax rate in fiscal 2021 is primarily due to certain discrete tax benefits recognized during the fiscal year, partially offset by an increase in overall taxable income in jurisdictions with higher tax rates. While our effective rate has remained relatively consistent, the rate can vary based upon changes in the mix of the taxable income earned in various tax jurisdictions and the timing of provisions related to discrete tax items.

Comparison of Year Ended June 30, 2020 and 2019

Pursuant to Regulation S-K item 303, a detailed review of our fiscal 2020 performance compared to our fiscal 2019 performance is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed with the SEC on August 21, 2020.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $249.4 million and $142.6 million at June 30, 2021 and 2020, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$612,022	$460,284
Net cash provided by (used in) investing activities	(19,266)	69,584
Net cash (used in) financing activities	(485,955)	(625,398)
Net (decrease) increase in cash and cash equivalents	$106,801	$(95,530)

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2021 consisted primarily of net income of $616.6 million, partially offset by the changes in operating assets and liabilities that resulted in net cash outflows of $32.3 million. This net change consisted primarily of $52.9 million decrease in inventory offset by $17.1 million increase in vendor deposit, $30.1 million increase in accounts receivable due to higher revenue for the period, a $30.5 million increase in prepaid and other assets, and a $27.8 million decrease in taxes payable due to the timing of federal tax payments, a $12.9 million increase in accounts payable and accrued liabilities.

Net cash provided by operating activities in fiscal 2020 consisted primarily of net income of $380.3 million, in addition to the changes in operating assets and liabilities that resulted in net cash inflows of $52.4 million. This net change consisted primarily of $28.1 million increase in inventory offset by $3.1 million decrease in vendor deposits, $10.8 million increase in prepaid and other assets, and a $3.5 million decrease in taxes payable due to the timing of federal tax payments, partially offset by a $76.9 million increase in accounts payable and accrued liabilities and $13.9 million decrease in accounts receivable.

Cash Flows from Investing Activities

We used $19.3 million of cash in investing activities during fiscal 2021. Our investing activities consisted primarily of $18.3 million of capital expenditures and purchase of intangible assets, and $0.9 million net purchases for our available-for-sale securities.

Net cash provided by investing activities during fiscal 2020 was $69.6 million. Our investing activities consisted of cash inflows of $100.2 million net proceeds from our available-for-sale securities offset, in part by $30.6 million of capital expenditures.

Cash Flows from Financing Activities

We used $486.0 million of cash in financing activities during fiscal 2021. During fiscal 2021, we used $161.3 million of net funds for repayments under the Facilities, $219.8 million related to repurchase of common stock, $100.8 million related to dividends paid on our common stock and $3.3 million of debt issuance costs related to the amended and restated credit agreement. See Note 8- Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

We used $625.4 million of cash in financing activities during fiscal 2020. During fiscal 2020, we generated $157.5 million of net funds from borrowing and repayments under our credit facilities, which were more than offset by financing cash outflows of $700.1 million related to the repurchase of our common stock, $78.7 million related to dividends paid on our common stock and $3.1 million of debt issuance costs.

Liquidity

We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under our Facilities will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months, including known contractual obligations of $76.3 million, excluding off-balance sheet arrangements as discussed below, for other obligations. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on our Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, pricing inflation for the components (including chipsets) to manufacture our products, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under our Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations
We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2021, we have recorded a purchase obligation liability of $8.0 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2021. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $163.8 million to $843.1 million as of June 30, 2021, depending upon the timing of orders placed for these components by our manufacturers. See Note 10 - Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under purchase commitments as of June 30, 2021.

Transition Tax

We have obligations of $85.4 million as of June 30, 2021, related to transition tax. Payment of these obligations are expected to be $9.0 million for fiscal 2022, $9.0 million for fiscal 2023, $16.9 million for fiscal 2024, $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our Consolidated Balance Sheets.

Other Obligations

As of June 30, 2021, we have other obligations of $2.9 million which consisted primarily of commitments related to raw materials and research and development projects.

Unrecognized Tax Benefits

As of June 30, 2021, we had $32.1 million and an additional $3.6 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Warranties and Indemnifications

Our products are generally accompanied by a twelve to twenty-four month warranty from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB’s”), Accounting Standards Codification (“ASC”), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2021 or 2020.

Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we will have material liability for the above indemnities as of June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021 and 2020, we had no off-balance sheet arrangements other than those mentioned above.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $249.4 million and $142.6 million as of June 30, 2021 and 2020. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2021, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.9 million over the next twelve months.

Foreign Currency Risk

The majority of our sales are denominated in U.S. dollars, and therefore substantially most of our revenues are not directly subject to foreign currency risk. However, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's net sales and gross margins as expressed in the U.S. dollars. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $9.5 million for fiscal year June 30, 2021.

Item 8. Financial Statements

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2021.

The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2021 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial

Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2021 fiscal year end) under the headings “Executive Compensation”, “CEO Pay Ratio”, “Proposal One Election of Directors—Directors’ Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2021 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2021 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2021 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     1. Financial Statements

The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 50 of this Form 10-K.

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended , as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.5#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.6	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.7†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.8	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.9	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.10	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.11	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

10.12	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

Exhibit Number	Description		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.13	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent		10-Q	10.1	May 10, 2019

10.14	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent		8-K	10.1	September 12, 2019

10.15	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 5, 2021

10.16	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013		10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Inc.					X

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
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

Ubiquiti Inc.

Dated:	August 27, 2021	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 27, 2021	By:	/s/ Kevin Radigan
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

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2021

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)	August 27, 2021

/s/ Ronald A. Sege Ronald A. Sege	Director	August 27, 2021

/s/ Rafael Torres Rafael Torres	Director	August 27, 2021

/s/ Brandon Arrindell Brandon Arrindell	Director	August 27, 2021

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Unrecognized tax benefits

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company records a liability for unrecognized tax benefits associated with uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions only if there is more than a 50% likelihood that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2021, the Company has recorded a liability for gross unrecognized tax benefits, excluding associated interest and penalties, of $32.1 million.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the Company’s gross unrecognized tax benefit process to:

•evaluate the Company’s tax structure and interpret United States and foreign tax laws,
•evaluate the gross unrecognized tax benefits associated with uncertain tax positions.

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

New York, New York
August 27, 2021

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$249,418	$142,617
Investments — short-term	1,320	925
Accounts receivable, net of allowance for doubtful accounts of $47 and $203 at June 30, 2021 and June 30, 2020 respectively	172,289	142,160
Inventories	233,767	285,943
Vendor deposits	20,013	5,934
Prepaid income taxes	51	34
Prepaid expenses and other current assets	17,298	9,034
Total current assets	694,156	586,647
Property and equipment, net	79,061	78,522
Operating lease right-of-use assets, net	40,011	24,444
Deferred tax assets — long-term	4,776	4,102
Investments — long-term	1,035	513
Other long-term assets	71,946	43,223
Total assets	$890,985	$737,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,071	$155,547
Income taxes payable	14,496	30,961
Debt — short-term	23,865	24,067
Other current liabilities	125,980	53,722
Total current liabilities	276,412	264,297
Income tax payable — long-term	104,022	115,330
Operating lease liabilities — long-term	32,258	18,533
Debt — long-term	467,030	628,437
Other long-term liabilities	8,564	6,312
Total liabilities	888,286	1,032,909
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
62,582,858 and 63,687,891 outstanding at June 30, 2021 and June 30, 2020, respectively	63	64
Additional paid–in capital	—	447
Accumulated other comprehensive income	1	9
Retained earnings (deficit)	2,635	(295,978)
Total stockholders’ equity (deficit)	2,699	(295,458)
Total liabilities and stockholders’ equity (deficit)	$890,985	$737,451

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2021	2020	2019
Revenues	$1,898,094	$1,284,500	$1,161,733
Cost of revenues	985,818	676,328	624,129
Gross profit	912,276	608,172	537,604
Operating expenses:
Research and development	116,171	89,405	82,070
Sales, general and administrative	53,513	40,569	43,237
Litigation settlement	—	—	18,000
Total operating expenses	169,684	129,974	143,307
Income from operations	742,592	478,198	394,297
Interest expense and other, net	(14,938)	(28,002)	(12,808)
Income before income taxes	727,654	450,196	381,489
Provision for income taxes	111,070	69,899	58,795
Net Income	$616,584	$380,297	$322,694
Net income per share of common stock:
Basic	$9.79	$5.81	$4.52
Diluted	$9.78	$5.80	$4.51
Weighted average shares used in computing net income per share of common stock:
Basic	62,991	65,427	71,435
Diluted	63,052	65,514	71,602

Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities	(8)	(384)	393
Other Comprehensive (loss) income	(8)	(384)	393
Comprehensive income	$616,576	$379,913	$323,087
See notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balances at June 30, 2018	74,072,521	$74	$393	$315,281	$—	$315,748
Net Income	—	—	—	322,694	—	322,694
Other comprehensive income (loss)	—	—	—	—	393	393
Stock options exercised	92,644	—	831	—	—	831
Restricted stock units issued, net of tax withholdings	41,256	—	(1,473)	—	—	(1,473)
Repurchase of Common Stock	(4,733,853)	(5)	(2,641)	(467,802)	—	(470,448)
Stock-based compensation expense	—	—	2,890	—	—	2,890
Dividends Paid on Common Stock ($1.00 per share)	—	—	—	(71,358)	—	(71,358)
Balances at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	380,297	—	380,297
Other comprehensive income (loss)				—	(384)	(384)
Stock options exercised	22,582	—	179	—	—	179
Restricted stock units issued, net of tax withholdings	35,541	—	(1,132)	—	—	(1,132)
Repurchase of Common Stock	(5,842,800)	(5)	(1,488)	(696,408)	—	(697,901)
Stock-based compensation expense	—	—	2,888	—	—	2,888
Dividends Paid on Common Stock ($1.20 per share)	—	—	—	(78,682)	—	(78,682)
Balances at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	616,584	—	616,584
Other comprehensive income (loss)				—	(8)	(8)
Stock options exercised	11,734	—	125	—	—	125
Restricted stock units issued, net of tax withholdings	28,421	—	(998)	—	—	(998)
Repurchase of Common Stock	(1,145,188)	(1)	(2,603)	(217,158)	—	(219,762)
Stock-based compensation expense	—	—	3,029	—	—	3,029
Dividends Paid on Common Stock ($1.60 per share)	—	—	—	(100,813)	—	(100,813)
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$616,584	$380,297	$322,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,100	7,695	7,556
Impairment of cost-based investment	—	5,000	—
Amortization of debt issuance costs	1,791	1,807	1,114
Non-cash lease expense	251	1,146	—
Premium amortization and (discount accretion), net	16	(52)	(696)
Write off unamortized debt issuance costs	267	105	—
Provision for inventory obsolescence	(249)	6,617	1,637
Provisions for loss on vendor deposits and purchase commitments	10,712	3,327	2,911
Stock-based compensation	3,029	2,888	2,890
Deferred taxes	(674)	(1,194)	196
Other, net	509	265	(725)
Changes in operating assets and liabilities:
Accounts receivable	(30,136)	13,883	18,728
Inventories	52,890	(28,053)	(163,659)
Vendor deposits	(17,092)	3,124	27,705
Prepaid income taxes	(17)	(11)	(23)
Prepaid expenses and other assets	(30,526)	(10,813)	(15,812)
Accounts payable	(43,343)	116,900	24,329
Income taxes payable	(27,774)	(3,527)	16,318
Deferred revenues	7,463	855	9,079
Accrued and other liabilities	56,221	(39,975)	5,016
Net cash provided by operating activities	612,022	460,284	259,258
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(18,325)	(30,619)	(51,684)
Private equity investment	—	—	(5,000)
Purchase of investments	(1,863)	(27,538)	(220,076)
Proceeds from sale of investments	—	111,909	80,889
Proceeds from maturity of investments	922	15,832	38,304
Net cash (used in) provided by investing activities	(19,266)	69,584	(157,567)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	37,500	37,500	—
Proceeds from borrowing under the credit facility - Revolver	75,000	390,000	35,000
Repayment against credit facility - Revolver	(255,000)	(245,000)	—
Repayment against credit facility - Term	(18,750)	(25,000)	(25,000)
Debt issuance costs	(3,257)	(3,138)	—
Repurchases of common stock	(219,762)	(700,125)	(468,225)
Payment of common stock cash dividends	(100,813)	(78,682)	(71,358)
Proceeds from exercise of stock options	125	179	831
Tax withholdings related to net share settlements of restricted stock units	(998)	(1,132)	(1,473)
Net cash (used in) by financing activities	(485,955)	(625,398)	(530,225)
Net (decrease) increase in cash and cash equivalents	106,801	(95,530)	(428,534)
Cash and cash equivalents at beginning of period	142,617	238,147	666,681
Cash and cash equivalents at end of period	$249,418	$142,617	$238,147
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$139,623	$74,918	$41,725
Interest paid	$11,811	$21,817	$23,348
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$24,281	$8,610	$—
Unpaid stock repurchases	$—	$—	$2,223
Unpaid property and equipment and other long-term assets	$233	$366	$440
Net unsettled investment purchases (sales, and maturities)	$—	$522	$(522)

See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2021, 2020 and 2019 as fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts and sales return reserves; inventory valuation and vendor deposits; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; determinations of fair value for stock-based awards; estimate of incremental borrowing rate for determining the present value of future lease payments; and valuation of warranty accruals. We evaluate our estimates and assumptions based on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Segments

Management has determined that it operates as one reportable and operating segment as the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a disaggregated segment basis. Further information regarding Segments can be found in Note 15, to the consolidated financial statements.

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

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2021 and 2020, the Company had deferred revenues of $30.2 million and $22.7 million, respectively, related to PCS obligations.

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

Inventory and Inventory Valuation

The Company’s inventories are primarily finished goods and, to a lesser extent, raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. Should actual market conditions differ from the Company’s estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

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

The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the direct labor and material costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in the future periods based on when the inventory is sold or written-down.

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

The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Beginning balance	$203	$203	$453
Charged to (released from) expenses	7	85	(250)
Bad debt write-offs	(163)	(85)	—
Ending balance	$47	$203	$203

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

Long Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2021, 2020 and 2019.

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

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the consolidated statement of operations. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Stock-based Compensation

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2021, fiscal 2020, or fiscal 2019. Restricted stock units are valued based on the fair value of the Company’s common stock on the date of grant.

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

Recently Adopted Accounting Pronouncements

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, the Company will recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for the Company’s fiscal year beginning July 1, 2020 on a modified retrospective basis. As of July 1, 2020, the Company adopted the new standard, including identifying, evaluating and quantifying the impact on its consolidated financial statements. The Company concluded that the expected credit loss impact to the opening balance of fiscal 2021 retained earnings was deemed immaterial, and as a result the adoption did not have a material impact the Company's consolidated financial position, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Effective

Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which amends the existing guidance relating to the accounting for income taxes. ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company’s fiscal year beginning July 1, 2021. The Company has evaluated the impact of this new standard on its consolidated financial statements and related disclosures and determined that there will be no material impact resulting from its adoption.

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

As of June 30, 2021 and 2020, the Company’s customer deposits were $2.7 million and $2.1 million, respectively.

As of June 30, 2021, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $21.6 million and $8.6 million, respectively.

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

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2021 and 2020 (in thousands):

	June 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$83	$—	$—	$83	$83	$—	$—
Subtotal	$83	$—	$—	$83	$83	$—	$—

Level 2
Corporate securities	2,354	1	—	2,355	—	1,320	1,035
Subtotal	$2,354	$1	$—	$2,355	$—	$1,320	$1,035

Total	$2,437	$1	$—	$2,438	$83	$1,320	$1,035
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

During fiscal year end June 30, 2021, the Company did not recognize any net gains or losses from accumulated other comprehensive income related to unrealized gains or losses. During fiscal year end June 30, 2020, the Company reclassified realized net gain $0.4 million, respectively, to earnings from accumulated other comprehensive income.

During fiscal year end June 30, 2021, interest income on the Company's investments securities was immaterial. During fiscal year end June 30, 2020, the Company had $1.0 million of interest income on our investment securities.

The Company's had no material continuous unrealized loss position from marketable securities as of June 30, 2021.
The Company had no continuous unrealized loss positions from marketable securities as of June 30, 2020.

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during fiscal year end June 30, 2021 and 2020.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of June 30, 2021 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	1,402	1,403
Due after 1 year through 5 years	1,035	1,035
Total	$2,437	$2,438

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.

As of June 30, 2021 and 2020 the Company had an outstanding loan associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of June 30, 2021 and 2020, the fair value of the Company’s debt carried at historical cost was $493.8 million and $655.0 million, respectively.

NOTE 5—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2021	2020	2019
Numerator:
Net Income	$616,584	$380,297	$322,694
Denominator:
Weighted-average shares used in computing basic net income per share	62,991	65,427	71,435
Add—dilutive potential common shares:
Stock options	16	30	87
Restricted stock units	45	57	80
Weighted-average shares used in computing diluted net income per share	63,052	65,514	71,602
Net income per share of common stock:
Basic	$9.79	$5.81	$4.52
Diluted	$9.78	$5.80	$4.51

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2021	2020	2019
Restricted stock units	5	6	—

NOTE 6—BALANCE SHEET COMPONENTS
Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2021	2020
Finished goods	$228,514	$282,381
Raw materials	5,253	3,562
Total	$233,767	$285,943

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2021	2020
Testing equipment	$15,279	$12,476
Tooling equipment	15,490	13,601
Leasehold improvements	15,071	12,944
Computer and other equipment	8,966	7,676
Software	7,842	7,266
Furniture and fixtures	2,529	2,147
Corporate aircraft	65,807	64,659
Property and Equipment, Gross	130,984	120,769
Less: Accumulated depreciation	(51,923)	(42,247)
Property and Equipment, net	$79,061	$78,522

The Company recorded depreciation expense of $11.2 million, $7.6 million and $7.5 million in fiscal 2021, 2020 and 2019, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2021	2020
Hong Kong tax deposit (1)	$57,423	$35,495
Intangible assets, net (2)	8,684	3,063
Other long-term assets	5,839	4,665
Total	$71,946	$43,223
(1) The Company made a total of $57.4 million of deposits with the Hong Kong Inland Revenue Department (“IRD”) in connection with extending the statute of limitation for income tax examinations currently under audit for the 2010-2014 tax years. These deposits were made during fiscal year 2021, 2020, 2019, and 2018 in the amounts of $21.9 million, $15.5 million, $13.4 million, and $6.6 million, respectively. The Company expects the $57.4 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $2.8 million and $1.8 million as June 30, 2021 and June 30, 2020, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,
	2021	2020
Deferred revenue — short term revenue	$21,617	$16,464
Accrued expenses	21,702	12,148
Lease Liability — current	9,149	7,056
Warranty accrual	4,812	4,538
Accrued compensation and benefits	5,273	4,084
Customer Deposits	2,693	2,061
Reserves for sales returns	2,242	1,275
Inventory received not billed	55,548	1,607
Other payables	2,944	4,489
Total	$125,980	$53,722

Other Long-Term Liabilities

	June 30,
	2021	2020
Deferred Revenue — long term	$8,564	$6,254
Other long-term liabilities	—	58
Total	$8,564	$6,312

NOTE 7—ACCRUED WARRANTY
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2021	2020
Beginning balance	$4,538	$4,518
Accruals for warranties issued during the period	8,754	7,339
Changes in liability for pre-existing warranties during the period	(1,291)	360
Settlements made during the period	(7,189)	(7,679)
Total	$4,812	$4,538

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

The Company incurred $3.3 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the Facilities.

Our Debt consisted of the following (in thousands):

	June 30,
	2021	2020
Term Loan - short term	$25,000	$25,000
Debt issuance costs, net	(1,135)	(933)
Total Debt - short term	23,865	24,067
Term Loan - long term	468,750	450,000
Revolver - long term	—	180,000
Debt issuance costs, net	(1,720)	(1,563)
Total Debt - long term	$467,030	$628,437

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

The Facilities

As of June 30, 2021, $493.8 million was outstanding on the Term Facility. As of June 30, 2021, there was no outstanding balance on the Revolving Facility, leaving $700.0 million available on the Revolving Facility. As of June 30, 2021, the Company was in compliance with the financial covenants under the Third Amended and Restated Credit Agreement.

Term Facility:

Under Existing Credit Agreement, during fiscal year 2021, the Company made aggregate payments of $19.1 million under the Existing Term Facility, of which $12.5 million was a repayment of principal and $6.6 million was a payment of interest.

Under the Third Amended and Restated Credit Agreement, during fiscal year 2021, the Company made aggregate payments of $8.3 million under the Term Facility, of which $6.3 million was a repayment of principal and $2.0 million was a payment of interest.

As of June 30, 2021, the interest rate on the term loan was 1.60%. As of July 30, 2021, the most currently available reset date, the Term Facility has an interest rate of 1.59%.

Revolving Facility:

Under the Existing Credit Agreement, during fiscal year 2021, the Company made aggregate payments of $182.9 million under the Existing Revolving Facility, of which $180.0 million was a repayment of principal and $2.9 million was a payment of interest.

Under the Third Amended and Restated Credit Agreement, during fiscal year 2021, the Company made aggregate payments of $75.3 million under the Revolving Facility, of which $75.0 million was a repayment of principal and $0.3 million was a payment of interest.
The following table summarizes our estimated debt and interest payment obligations as of June 30, 2021, for fiscal 2022 and future fiscal years (in thousands):

Fiscal Year	2022	2023	2024	2025	2026	Thereafter	Total
Debt payment obligations	$25,000	$25,000	$25,000	$25,000	$393,750	$—	$493,750
Interest and other payments on debt payment obligations (1)	9,299	8,892	8,508	8,079	5,777	—	40,555
Total	$34,299	$33,892	$33,508	$33,079	$399,527	$—	$534,305
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2021. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 9—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of June 30,

2021, we included such options in determining the lease terms for certain of our leases as we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for fiscal year ended June 30, 2021 and 2020 (in thousands):

		June 30,
		2021	2020
Operating lease costs:	Financial Statement Classification
Fixed lease costs	Operating expenses	$7,770	$6,068
Fixed lease costs	Cost of revenues	2,036	2,062
Variable lease costs	Operating expenses	798	358
Variable lease costs	Cost of revenues	520	380
Total lease costs		$11,124	$8,868

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for fiscal year June 30, 2021 and 2020 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For fiscal year June 30, 2021 and 2020, the cash paid for amounts associated with our operating lease liabilities were approximately $11.2 million and $9.0 million, respectively. Cash paid for amounts associated with the Company's operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2021:

Fiscal 2022	$10,129
Fiscal 2023	9,272
Fiscal 2024	8,833
Fiscal 2025	7,748
Fiscal 2026	4,914
Thereafter	3,454
Total future fixed operating lease payments	$44,350

Less: Imputed interest	$2,943
Total operating lease liabilities	$41,407

Weighted-average remaining lease term - operating leases	Five years
Weighted-average discount rate - operating leases	2.7%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of June 30, 2021.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2021, we have recorded a purchase obligation liability of $8.0 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2021. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $163.8 million to $843.1 million as of June 30, 2021, depending upon the timing of orders placed for these components by our manufacturers.

Other Obligations

As of June 30, 2021, the Company has other obligations of $2.9 million which consisted primarily of commitments related to raw materials and research and development projects.

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

Vivato also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial (the "Original Action").

According to the operative Second Amended Complaint filed on July 6, 2017, the products accused of infringing the Patents-in-Suit include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the IEEE 802.11ac-2013 standard.

On March 19, 2018, the Company and the remaining defendants in the Original Action moved to stay the case pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board. On April 11, 2018, the Court stayed the Original Action.

The Patent Trial and Appeal Board, in the aforementioned series of inter partes review proceedings, invalidated asserted claims of two of the three Patents-in-Suit, but it rejected the challenge to the ‘231 Patent. That decision was appealed, and on November 25, 2020, the Federal Circuit Court of Appeals affirmed the Patent Trial and Appeal Board decision. Following the Federal Circuit's affirmance, the District Court lifted the stay on March 1, 2021 to resume proceedings on the '231 Patent in the Original Action.

On June 16, 2021, Vivato filed a new suit against the Company in the Central District of California, alleging that various Company products infringe some of the non-invalidated claims of the ’728 Patent and U.S. Patent No. 10,594,376 (the “New Action”). According to the New Action, the products accused of infringing these patents include Wi-Fi access points and routers supporting

MU-MIMO, including without limitation access points and routers utilizing the 802.11ac and 802.11ax protocols. The New Action, as well as four similar new lawsuits filed by Vivato against other defendants in the same jurisdiction, were consolidated into the Original Action. The Company’s response to the New Action was filed on August 11, 2021.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

In re Ubiquiti Inc. Securities Litigation (SDNY)

On May 19, 2021, a purported class action, captioned Nils Molder, Individually and On Behalf of All Others Similarly Situated v. Ubiquiti Inc. et al., No. 1:21-cv-04520 (the “Securities Action”), was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers. The Securities Action complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, including purported failure to disclose material facts about a data breach experienced by the Company in January 2021.

On July 30, 2021, the Court appointed a lead plaintiff and lead plaintiff’s counsel and ordered the lead plaintiff to file an amended complaint on or before September 24, 2021. The case is now captioned In re Ubiquiti Inc. Securities Litigation, 21 Civ. 4520 (DLC).

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

On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company may repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the twelve months ended June 30, 2021, under the 2020 May Program, the Company repurchased and retired 917,008 shares of common stock at an average price per share of $198.33 for an aggregate amount of $181.9 million.

Under both programs, for the fiscal year ended June 30, 2021, the Company repurchased and retired 1,145,188 shares of common stock at an average price per share of $191.90 for an aggregate amount of $219.8 million.

As of June 30, 2021, the Company had $318.1 million available for share repurchases under the 2020 May Program.

The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during fiscal year ended June 30, 2021 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs	Expiration date of Program
November 8, 2019	$200.0	228,180	$166.05	$37.9	August 21, 2020 - September 15, 2020	$—	12/31/2021
May 8, 2020	$500.0	917,008	$198.33	$181.9	September 15, 2020 - June 24, 2021	$318.1	3/31/2022
The following table summarizes total activity related to our stock repurchase programs for the fiscal year end as indicated (in millions, except average price per share):

	June 30,
	2021	2020	2019
Number of shares repurchased and retired	1.1	5.8	4.7
Average price per share	$191.90	$119.45	$99.38
Aggregate purchase price	$219.8	$697.9	$470.4
NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the fiscal year ended June 30, 2021 and 2020, the Company’s accumulated other comprehensive income includes net unrealized gains and losses from the Company’s available-for-sale securities, respectively.

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

2020 Equity Incentive Plan

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

The 2020 and 2010 Equity Plan is administered by the Company’s Board of Directors or a committee of the Company’s Board of Directors. Subject to the terms and conditions of the 2020 and 2010 Equity Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2020 and 2010 Equity Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2020 and 2010 Equity Plan. Options and RSUs generally vest over a four-year period from the date of grant and generally expire ten years from the date of grant. The terms of the 2020 and 2010 Equity Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.

As of June 30, 2021, the Company had 4,989,630 authorized shares available for future issuance under all of its stock incentive plans.

Stock-based Compensation

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2021, 2020 and 2019 (in thousands):

	Years Ended June 30,
	2021	2020	2019
Cost of revenues	$102	$121	$347
Research and development	2,114	2,022	2,045
Sales, general and administrative	813	745	498
	$3,029	$2,888	$2,890

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2021:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)

Balance, June 30, 2020	22,265	$11.07	2.16	$3,640
Exercised	(11,734)	$10.67
Cancelations	(6)	$2.90
Balance, June 30, 2021	10,525	$11.51	1.29	$3,165
Vested as of June 30, 2021	10,525	$11.51	1.29	$3,165
Vested and exercisable as of June 30, 2021	10,525	$11.51	1.29	$3,165

Additional information regarding options outstanding as of June 30, 2021 is as follows:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$10.77 - $10.77	9,504	1.37	$10.77
$15.00 - $15.00	21	0.29	$15.00
$18.49 - $18.49	1,000	0.51	$18.49
	10,525

During fiscal 2021, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $3.1 million, $3.9 million, and $10.8 million, respectively, as determined as of the date of option exercise.

As of June 30, 2021, the Company had no unrecognized compensation cost related to stock options.

The Company did not grant any stock options during fiscal 2021, fiscal 2020, or fiscal 2019.

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

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2020	82,571	$99.57
RSUs granted	15,510	$250.53
RSUs vested	(33,335)	$86.07
RSUs forfeited	(3,213)	$131.34
Non-vested RSUs, June 30, 2021	61,533	$143.28

The intrinsic value of RSUs vested in fiscal 2021, 2020 and 2019 was $7.7 million, $7.0 million and $6.0 million, respectively. The total intrinsic value of all outstanding RSUs was $19.2 million as of June 30, 2021.

As of June 30, 2021, there was unrecognized compensation costs related to RSUs of $5.9 million which the Company expects to recognize over a weighted average period of 3.1 years.

NOTE 14—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2021	2020	2019
Domestic	$225,224	$125,060	$115,096
Foreign	502,430	325,136	266,393
	$727,654	$450,196	$381,489
The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2021	2020	2019
Current
Federal	$93,639	$60,740	$52,083
State	14,390	8,569	2,654
Foreign	3,715	1,782	3,796
Current tax expense	111,744	71,091	58,533
Deferred
Federal	(1,465)	(1,602)	(362)
State	791	410	624
Deferred tax benefit (expense)	(674)	(1,192)	262
Provision for income taxes	$111,070	$69,899	$58,795

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows:

	Years Ended June 30,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Effect of Foreign Operations	(7.6)	(7.6)	(7.7)
State Tax Expense	1.7	1.6	0.9
Federal research and development credits	—	—	(0.2)
Stock-based compensation	—	(0.1)	(0.2)
Other permanent items	0.2	0.6	1.0
Transition tax	—	—	0.6
Effective tax rate	15.3%	15.5%	15.4%

The Company’s effective tax rate decreased 0.2% to 15.3% in fiscal 2021 from 15.5% in fiscal 2020. The Company recorded tax provisions of $111.1 million for fiscal 2021 as compared to $69.9 million for fiscal 2020. The Company’s effective tax rate for fiscal year 2021 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to the Company’s non-

U.S. operations under Global Intangible Low-Taxes Income (“GILTI”) provision.
Significant components of the Company's deferred tax assets and liabilities as of June 30, 2021 are as follows (in thousands):

	June 30,
	2021	2020
Deferred tax assets
Reserves and allowances	$4,720	$2,730
Stock-based compensation	323	309
Accrued expenses	289	276
State tax	2,277	1,621
Investments	1,325	1,325
Lease liabilities	8,772	5,622
Other	1,056	1,126
Total deferred tax assets	18,762	13,009
Deferred tax liabilities
Property and equipment	(3,402)	(1,509)
Right of use assets	(8,576)	(5,622)
Other liabilities	(683)	(451)
Total deferred tax liabilities	(12,661)	(7,582)
Valuation allowance	(1,325)	(1,325)
Net deferred tax assets	$4,776	$4,102

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2021, 2020 and 2019 consists of the following (in thousands):

	Years Ended June 30,
	2021	2020	2019
Unrecognized benefit—beginning of year	$31,350	$30,850	$29,144
Gross increases—current year tax positions	6,855	4,169	3,852
Gross decreases—prior year tax positions due to statute lapse	(6,113)	(3,669)	(2,146)
Unrecognized benefit—end of year	$32,092	$31,350	$30,850

As of June 30, 2021, the Company had approximately $32.1 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of June 30, 2021, the Company had $3.6 million accrued interest related to uncertain tax matters.
The Company, and one or more of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong IRD. All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2016 tax years.
During fiscal years 2021, 2020, 2019 and 2018, the Company made a total of $21.9 million, $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2014 tax years. These refundable deposits totaling $57.4 million are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and the Company expects the $57.4 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it’s possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service

(“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities in place at that time. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company has formally protested the adjustment and the case has been moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law will take place. The timing of when the case will be scheduled to be reviewed by the Appeals Division is uncertain at this time due in large part to an existing backlog of cases awaiting review by the Division. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.
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

Revenue

Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2021		2020		2019
Service Provider Technology	$623,163	33%	$442,023	34%	$428,490	37%
Enterprise Technology	1,274,931	67%	842,477	66%	733,243	63%
Total revenues	$1,898,094	100%	$1,284,500	100%	$1,161,733	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2021		2020		2019
North America (1)	$836,032	44%	$571,901	45%	$497,218	43%
Europe, the Middle East and Africa	785,288	41%	517,132	40%	477,332	41%
Asia Pacific	154,536	8%	112,121	9%	108,460	9%
South America	122,238	7%	83,346	6%	78,723	7%
Total revenues	$1,898,094	100%	$1,284,500	100%	$1,161,733	100%
 (1) Revenue for the United States was $774.3 million, $539.0 million and $469.8 million for fiscal 2021, 2020 and 2019, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2021	2020	2019	2021	2020
Customer A	*	*	10%	*	*
Customer B	*	12%	11%	*	17%
 * denotes less than 10%

NOTE 16—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Aircraft Lease Agreement

On November 13, 2013, the Company entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) with RJP Manageco LLC (the “Lessor”), a limited liability company owned by the Company’s CEO, Robert J. Pera. Pursuant to the Aircraft Lease Agreement, the Company may lease an aircraft owned by the Lessor for Company business purposes. Under the Aircraft Lease Agreement, the aircraft may be leased at a rate of $5,000 per flight hour. This hourly rate does not include the cost of flight crew or on-board services, which the Company purchases from a third-party provider. Pursuant to the Aircraft Lease Agreement, the Company had no expense during the fiscal year ended June 30, 2021 and recognized a total of approximately $1.4 million and $1.7 million during fiscal year ended June 30, 2020 and 2019, respectively. All expenses pursuant to the Aircraft Lease Agreement have been included in the Company’s sales, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

NOTE 17 - SUBSEQUENT EVENTS

Stock Repurchases

Between July 1, 2021 and August 26, 2021, the Company repurchased and retired 93,152 shares of common stock at an average price of $299.66 for an aggregate amount of $27.9 million. As of August 26, 2021, the Company had $290.2 million available for share repurchases under the 2020 May Program.

Dividends
On August 27, 2021, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on September 15, 2021 to shareholders of record at the close of business on September 7, 2021. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended , as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2005 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.3	June 17, 2011

10.4#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.5#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.6	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.7†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.8	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.9	First Amendment dates as April 14, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 20, 2017

10.10	Second Amendment, dated as of October 31, 2017, to Amended and Restated Credit Agreement, dated as of March 3, 2015, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	November 1, 2017

10.11	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	January 23, 2018

10.12	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

10.13	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	10-Q	10.1	May 10, 2019

10.14	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	September 12, 2019

10.15	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 5, 2021

10.16	Aircraft Lease Agreement between Ubiquiti Networks, Inc. and RJP Manageco LLP, dated November 13, 2013		10-Q	10.1	February 7, 2014

21.1	List of subsidiaries of Ubiquiti Inc.					X

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.