Form 10-Q
period 2021-09-30
Ubiquiti Inc.
filed 2021-11-05
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2021, 62,461,733 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$265,930	$249,418
Investments — short-term	1,074	1,320
Accounts receivable, net of allowance for doubtful accounts of $54 and $47 at September 30, 2021 and June 30, 2021, respectively	173,927	172,289
Inventories	261,590	233,767
Vendor deposits	38,682	20,013
Prepaid income taxes	3,754	51
Prepaid expenses and other current assets	35,377	17,298
Total current assets	780,334	694,156
Property and equipment, net	79,608	79,061
Operating lease right-of-use assets, net	61,657	40,011
Deferred tax assets — long-term	4,752	4,776
Investments — long-term	1,287	1,035
Other long-term assets	71,018	71,946
Total assets	$998,656	$890,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,643	$112,071
Taxes payable	40,010	14,496
Debt — short-term	23,865	23,865
Other current liabilities	134,415	125,980
Total current liabilities	322,933	276,412
Income taxes payable — long-term	95,911	104,022
Operating lease liabilities —long-term	53,274	32,258
Debt — long-term	460,929	467,030
Other long-term liabilities	7,637	8,564
Total liabilities	940,684	888,286
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
62,461,356 and 62,582,858 outstanding as of September 30, 2021 and June 30, 2021, respectively	62	63
Additional paid–in capital	—	—
Accumulated other comprehensive income	—	1
Retained earnings equity	57,910	2,635
Total stockholders’ equity	57,972	2,699
Total liabilities and stockholders’ equity	$998,656	$890,985
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues	$458,914	$473,533
Cost of revenues	249,451	245,417
Gross profit	209,463	228,116
Operating expenses:
Research and development	32,051	25,813
Sales, general and administrative	15,714	12,350
Total operating expenses	47,765	38,163
Income from operations	161,698	189,953
Interest expense and other, net	(3,815)	(3,917)
Income before income taxes	157,883	186,036
Provision for income taxes	25,733	29,527
Net income	$132,150	$156,509
Net income per share of common stock:
Basic	$2.11	$2.46
Diluted	$2.11	$2.46
Weighted average shares used in computing net income per share of common stock:
Basic	62,519	63,612
Diluted	62,561	63,673

Other comprehensive income:
Unrealized losses on available-for-sale securities	$(1)	$(1)
Other Comprehensive loss	(1)	(1)
Comprehensive income	$132,149	$156,508
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	132,150	—	132,150
Other comprehensive income (loss)	—	—		—	(1)	(1)
Stock options exercised	1,605	—	17	—	—	17
Restricted stock units issued, net of tax withholdings	7,887	—	(952)	—	—	(952)
Repurchases of Common Stock	(130,994)	(1)	125	(39,376)	—	(39,252)
Stock-based compensation expense	—	—	810	—	—	810
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(37,499)	—	(37,499)
Balances at September 30, 2021	62,461,356	$62	$—	$57,910	$—	$57,972

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	156,509	—	156,509
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	2,194	—	21	—	—	21
Restricted stock units issued, net of tax withholdings	8,768	—	(615)	—	—	(615)
Repurchases of Common Stock	(602,003)	(1)	(593)	(96,994)	—	(97,588)
Stock-based compensation expense	—	—	740	—	—	740
Dividends Paid on Common Stock ($0.40 per share)	—	$—	$—	$(25,470)	$—	$(25,470)
Balances at September 30, 2020	63,096,850	$63	$—	$(261,933)	$8	$(261,862)

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$132,150	$156,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,244	2,634
Amortization of debt issuance costs	332	464
Non-cash lease expense	609	64
Premium amortization and (discount accretion), net	12	2
Provision for inventory obsolescence	64	180
Provision for loss on vendor deposits and purchase commitments	2,252	2,553
Stock-based compensation	810	740
Provisions for doubtful accounts	7	8
Deferred taxes	23	420
Other, net	104	291
Changes in operating assets and liabilities:
Accounts receivable	(1,645)	(53,870)
Inventories	(27,588)	29,960
Vendor deposits	(20,333)	579
Prepaid income taxes	(3,703)	1
Prepaid expenses and other assets	(17,696)	(3,919)
Accounts payable	9,728	(86,562)
Income taxes payable	17,404	3,154
Deferred revenues	577	3,069
Accrued and other liabilities	4,587	60,684
Net cash provided by operating activities	$100,938	$116,961
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(2,971)	(2,836)
Advance of loan to third party	—	(2,497)
Purchase of investments	(569)	—
Proceeds from maturities of investments	550	422
Net cash provided by (used in) investing activities	$(2,990)	$(4,911)
Cash Flows from Financing Activities:
Repayment against credit facility- Revolver	—	(10,000)
Repayment against credit facility- Term	(6,250)	(6,250)
Repurchases of common stock	(36,752)	(83,926)
Payment of common stock cash dividends	(37,499)	(25,470)
Proceeds from exercise of stock options	—	21
Tax withholdings related to net share settlements of restricted stock units	(935)	(615)
Net cash (used in) financing activities	$(81,436)	$(126,240)
Net increase (decrease) in cash and cash equivalents	16,512	(14,190)
Cash and cash equivalents at beginning of period	249,418	142,617
Cash and cash equivalents at end of period	$265,930	$128,427
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$11,964	$26,062
Interest paid	$2,501	$3,226
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$24,344	$2,533
Unpaid stock repurchases	$2,497	$13,662
Unpaid property and equipment and other long-term assets	$580	$133
See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2022 is referred to as “fiscal 2022” and the fiscal year ended June 30, 2021 is referred to as “fiscal 2021”.
Basis of Presentation— The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2021 balance sheet was derived from the audited financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2021, included in its Annual Report on Form 10-K, as filed with the SEC on August 27, 2021 (the “Annual Report”). The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2021, included in the Annual Report on Form 10-K. Except as noted below, there have been no other changes to the Company’s significant accounting policies as discussed in the Annual Report.
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
Recent Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for calendar year-end public business entities on January 1, 2021 and other entities on January 1, 2022. Entities may early adopt the ASU in any interim period for which financial statements have not yet been issued (or made available for issuance). The Company has adopted the new guidance effective July 1, 2021 with no impacts upon adoption.
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
As of September 30, 2021 and June 30, 2021, the Company’s customer deposits were $1.4 million and $2.7 million, respectively.
As of September 30, 2021, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $23.1 million and $7.6 million, respectively.
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
The Company held no Level 3 financial instruments as of September 30, 2021 and June 30, 2021.
The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2021 and June 30, 2021 (in thousands):

	September 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$80	$—	$—	$80	$80	$—	$—
Subtotal	$80	$—	$—	$80	$80	$—	$—

Level 2
Corporate securities	$2,358	$1	$(1)	$2,358	$—	$1,074	$1287
Subtotal	$2,358	$1	$(1)	$2,358	$—	$1,074	$1,287

Total	$2,438	$1	$(1)	$2,438	$80	$1,074	$1,287
(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

	June 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$83	$—	$—	$83	$83	$—	$—
Subtotal	$83	$—	$—	$83	$83	$—	$—

Level 2
Corporate securities	$2,354	$1	$—	$2,355	$—	$1320	$1035
Subtotal	$2,354	$1	$—	$2,355	$—	$1,320	$1,035

Total	$2,437	$1	$—	$2,438	$83	$1,320	$1,035

(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

For the three months ended September 30, 2021 the Company did not recognize any material net gains or losses from accumulated other comprehensive income related to unrealized gains or losses.
During the three months ended September 30, 2021, interest income on the Company’s investment securities was immaterial.
During the three months ended September 30, 2020, interest income on our investment securities was immaterial.

The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of September 30, 2021 (in thousands):

	Continuous Unrealized Loss
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$1,121	$—	$1,121
Unrealized loss	(1)	—	(1)
The Company had no continuous unrealized loss position from marketable securities as of June 30, 2021.
The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of September 30, 2021 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$1,151	$1,151
Due after 1 year through 5 years	1,287	1,287
Total	$2,438	$2,438
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of September 30, 2021 and June 30, 2021, the Company had outstanding loans associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of September 30, 2021 and June 30, 2021, the fair value of the Company’s debt, which is carried at historical cost was $487.5 million and $493.8 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$132,150	$156,509
Denominator:
Weighted-average shares used in computing basic earnings per share	62,519	63,612
Add—dilutive potential common shares:
Stock options	10	20
Restricted stock units	32	41
Weighted-average shares used in computing diluted net income per share	62,561	63,673
Net income per share of common stock:
Basic	$2.11	$2.46
Diluted	$2.11	$2.46

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Finished goods	$256,105	$228,514
Raw materials	5,485	5,253
Total	$261,590	$233,767
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Testing equipment	$15,546	$15,279
Tooling equipment	16,225	15,490
Leasehold improvements	17,098	15,071
Computer and other equipment	9,066	8,966
Software	8,114	7,842
Furniture and fixtures	2,527	2,529
Corporate aircraft	65,807	65,807
Property and equipment, gross	134,383	130,984
Less: Accumulated depreciation	(54,775)	(51,923)
Property and equipment, net	$79,608	$79,061
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Hong Kong Tax deposit (1)	57,466	57,423
Intangible assets, net (2)	8,323	8,684
Other long-term assets, net	5,229	5,839
Total	$71,018	$71,946
(1) . The Company expects the $57.5 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $3.2 million and $2.8 million as of September 30, 2021 and June 30, 2021, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Deferred revenue — short-term	$23,120	21,617
Accrued expenses	21,869	21,702
Lease liability— current	10,388	9,149
Warranty accrual	5,181	4,812
Accrued compensation and benefits	5,491	5,273
Customer deposits	1,364	2,693
Reserve for sales returns	2,432	2,242
Inventory received not billed	58,200	55,548
Other payables	6,370	2,944
Total	$134,415	$125,980
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Deferred Revenue — long-term	$7,637	$8,564
Other long-term liabilities	—	—
Total	$7,637	$8,564

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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Beginning balance	$4,812	$4,538
Accruals for warranties issued during the period	$2,054	2,142
Changes in liability for pre-existing warranties during the period	$191	(585)
Settlements made during the period	$(1,876)	(1,611)
Ending balance	$5,181	$4,484

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
The Third Amended and Restated Credit Agreement replaced the Company's prior $700 million senior secured revolving facility (the “Prior Revolving Facility”) and $500 million senior secured term loan facility (the “Prior Term Facility”, together with the Prior Revolving Facility, the “Prior Facilities”) under the Second Amended & Restated Credit Agreement, dated as of January 17, 2018 (as amended by the First Amendment, dated as of June 29, 2018, the Second Amendment, dated as of March 15, and the Third Amendment, dated as of September 9, 2019, the “Prior Credit Agreement”). The Facilities replace the Company's Prior Facilities under the Prior Credit Agreement, which has been terminated in connection with the Third Amended and Restated Credit Agreement.
At the closing of the Third Amended and Restated Credit Agreement, the Term facility was fully drawn, of which $462.5 million and $0.7 million was used to repay the Prior Term Facility under the Prior Credit Agreement for principal and interest, respectively.
Additionally, at closing of the Third Amended and Restated Credit Agreement, $75.0 million and $0.4 million of the Prior Revolving Facility under the Prior Credit Agreement was repaid for principal and interest, respectively. The Company then borrowed $75.0 million under the Revolving Facility under the Third Amended and Restated Credit Agreement.
The Company incurred $3.3 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.
The Company’s Debt consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Term Facility - short term	$25,000	$25,000
Debt issuance costs, net	(1,135)	(1135)
Total Debt - short term	23,865	23,865
Term Facility - long term	462,500	468,750
Debt issuance costs, net	(1,571)	(1,720)
Total Debt - long term	$460,929	$467,030
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
The Facilities

As of September 30, 2021, $487.5 million was outstanding on the Term Facility and there was no outstanding balance on the Revolving Facility, leaving $700.0 million available on the Revolving Facility.

Term Facility:

During the three months ended September 30, 2021, the Company made aggregate payments of $8.3 million under the Term Facility, of which $6.3 million was repayment of principal and $2.0 million was payment of interest.
As of September 30, 2021, the interest rate on the term loan was 1.58%. As of October 29, 2021, the most currently available reset date, the Term Facility has an interest rate of 1.58%.
Revolving Facility:
Under the Third Amended and Restated Credit Agreement, during the three months ended September 30, 2021, the Company did not make any aggregate payments under the Revolving Facility.
The following table summarizes the Company’s estimated debt and interest payment obligations as of September 30, 2021, for the remainder of fiscal 2022 and future fiscal years (in thousands):

	2022 (remainder)	2023	2024	2025	2026	Thereafter	Total
Debt payment obligations	$18,750	$25,000	$25,000	$25,000	$393,750	$—	$487,500
Interest and other payments on debt payment obligations (1)	6,845	8,801	8,422	7,997	5,719	—	37,784
Total	$25,595	$33,801	$33,422	$32,997	$399,469	$—	$525,284
(1) - Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2021. Although the Company’s interest rates on our debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.
NOTE 9—LEASES
The Company enters into agreements under which it leases various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of the Company’s leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2021, the Company included such options in determining the lease terms for certain of the Company’s leases because the Company was reasonably certain that it would exercise the extension options. Most of the Company’s leases require it to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
The following table summarizes the Company’s lease costs for the three months ended September 30, 2021 and 2020 (in thousands):

	Financial Statement Classification	Three Months Ended September 30,
		2021	2020
Operating lease costs:
Fixed lease costs	Operating expenses	$2,145	$1,801
Fixed lease costs	Cost of revenues	1,145	509
Variable lease costs	Operating expenses	144	203
Variable lease costs	Cost of revenues	130	100
Total lease costs		$3,564	$2,613

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for three months ended September 30, 2021 and 2020 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2021 and 2020, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $3.0 million and $2.8 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.
The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2021:

Remainder of Fiscal 2022	$8,838
Fiscal 2023	11,106
Fiscal 2024	10,714
Fiscal 2025	9,676
Fiscal 2026	6,889
Thereafter	21,981
Total future fixed operating lease payments	$69,204

Less: Imputed interest	$5,542
Total operating lease liabilities	$63,662

Weighted-average remaining lease term - operating leases	8 years
Weighted-average discount rate - operating leases	2.38%

NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of September 30, 2021.
Purchase Obligations
The Company subcontracts with third parties to manufacture its products and has purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by the Company. If the Company cancels all or part of the orders, the Company may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture the Company's products. The Company periodically reviews the potential liability, and as of September 30, 2021, the Company recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of September 30, 2021. The Company’s consolidated financial position and results of operations could be negatively impacted if it were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company may be subject to additional purchase obligations for supply agreements and components ordered by its contract manufacturers based on manufacturing forecasts it provides them each month. The Company estimates the amount of these additional purchase obligations to range from $176.9 million to $919.4 million as of September 30, 2021, depending upon the timing of orders placed for these components by its contract manufacturers.
Other Obligations
As of September 30, 2021, the Company has other obligations of $2.7 million which consisted primarily of commitments related to raw materials and research and development projects.
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

On June 16, 2021, Vivato filed a new suit against the Company in the Central District of California, alleging that various Company products infringe some of the non-invalidated claims of the ’728 Patent and U.S. Patent No. 10,594,376 (the “New Action”). According to the New Action, the products accused of infringing these patents include Wi-Fi access points and routers supporting MU-MIMO, including without limitation access points and routers utilizing the 802.11ac and 802.11ax protocols. The New Action, as well as four similar new lawsuits filed by Vivato against other defendants in the same jurisdiction, were consolidated into the Original Action. The Company’s response to the New Action was filed on August 11, 2021. Trial is currently scheduled for October 11, 2022.

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

On July 30, 2021, the Court appointed a lead plaintiff and lead plaintiff’s counsel and ordered the lead plaintiff to file an amended complaint on or before September 24, 2021. The case is now captioned In re Ubiquiti Inc. Securities Litigation, 21 Civ. 4520 (DLC). Plaintiff filed an amended complaint on September 24, 2021. Defendants moved to dismiss the amended complaint on October 22, 2021. On October 29, 2021, Plaintiff informed the Court that she intends to further amend the complaint and plans to do so on or before November 12, 2021.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

Flannery v. Ubiquiti Inc.
On October 21, 2021, a purported stockholder of the Company filed an action captioned Flannery v. Ubiquiti Inc., C.A. No. 2021-0913-PAF (the “Books and Records Action”) in the Court of Chancery of the State of Delaware seeking to inspect certain books and records of the Company pursuant to 8 Delaware Code Section 220. The Books and Records Action complaint seeks to inspect, without limitation, books and records concerning the data breach experienced by the Company in January 2021, as well as related statements, disclosures, policies, procedures, and practices. Ubiquiti’s response to the complaint is due on November 12, 2021.

NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases

On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company may repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the three months ended September 30, 2021, under the 2020 May Program, the Company repurchased and retired 130,994 shares of common stock at an average price per share of $299.64 for an aggregate amount of $39.3 million. As of September 30, 2021, the Company had $278.9 million available for share repurchases under the 2020 May Program.
The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2021 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 8, 2020	$500 million	130,994	$299.64	$221.1	July 7, 2021 - September 30, 2021	$278.9	3/31/2022

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the three months ended September 30, 2021 and 2020, the Company’s accumulated other comprehensive income includes net unrealized gains and losses from the Company’s available-for-sale securities, respectively.
NOTE 13—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2020, 2010 and 2005 Equity Incentive Plan are described in the Company’s Annual Report.
As of September 30, 2021, the Company had 4,986,685 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Cost of revenues	$22	$28
Research and development	570	510
Sales, general and administrative	218	202
	$810	$740
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2021:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2021	10,525	$11.51	1.29	$3,165
Exercised	(1,605)	$10.83
Forfeitures and cancellations
Balance, September 30, 2021	8,920	$11.64	1.02	$2,560
Vested as of September 30, 2021	8,920	$11.64	1.02	$2,560
Vested and exercisable as of September 30, 2021	8,920	$11.64	1.02	$2,560
During the three months ended September 30, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.5 million and $0.3 million, respectively, as determined as of the date of option exercise.

As of September 30, 2021, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three months ended September 30, 2021 and 2020.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2021	61,533	$143.28
RSUs granted	3,105	$312.55
RSUs vested	(10,950)	$93.41
RSUs canceled	(749)	$167.99
Non-vested RSUs, September 30, 2021	52,939	$163.17
The intrinsic value of RSUs vested in the three months ended September 30, 2021 and 2020 was $3.4 million and $2.1 million, respectively.
The total intrinsic value of all outstanding RSUs was $15.8 million as of September 30, 2021.
As of September 30, 2021, there were unrecognized compensation costs related to RSUs of $5.9 million which the Company expects to recognize over a weighted average period of 3.0 years.
NOTE 14—INCOME TAXES
The Company recorded tax provisions of $25.7 million for the three months ended September 30, 2021 as compared to $29.5 million for the three months ended September 30, 2020. The decrease is primarily related to a decrease in profit before tax for the three months ended September 30, 2021.
The Company’s estimated fiscal year 2022 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to our non-US operations under Global Intangible Low-Taxes Income (GILTI) provision.
As of September 30, 2021, the Company had approximately $33.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended September 30, 2021, the Company recorded an increase of its unrecognized tax benefits of $1.2 million. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of September 30, 2021, the Company had $3.8 million accrued interest related to uncertain tax matters.
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
During fiscal years 2020, 2019, and 2018, the Company made a total of $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2015 tax years. On December 30, 2020, the Company received notification that the Hong Kong IRD is seeking an additional $67.8 million deposit covering the 2015 tax year. The Company has filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $22.0 million which was remitted on March 26, 2021. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $57.5 million of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
Service Provider Technology	$112,141	24%	$157,461	33%
Enterprise technology	346,773	76%	316,072	67%
Total revenues	$458,914	100%	$473,533	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
North America (1)	$209,073	46%	$220,880	47%
Europe, the Middle East and Africa ("EMEA")	172,643	38%	179,180	38%
Asia Pacific	42,939	9%	41,945	9%
South America	34,259	7%	31,528	6%
Total revenues	$458,914	100%	$473,533	100%
 (1) Revenue for the United States was $190.6 million and $209.8 million for the three months ended September 30, 2021 and 2020, respectively.
Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended September 30,		September 30,	June 30,
	2021	2020	2021	2021
Customer A	*	*	*	*
Customer B	*	12%	*	*

NOTE 16 - SUBSEQUENT EVENTS

Stock Repurchases
Between October 1, 2021 and November 4, 2021, the Company repurchased and retired 30,937 shares of common stock at an average price of $299.94 for an aggregate amount of $9.2 million. As of November 4, 2021, the Company had $269.6 million available for share repurchases under the 2020 May Program.

Dividends
On November 3, 2021, the Company's Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on November 22, 2021 to shareholders of record at the close of business on November 15, 2021. Any future dividends will be subject to the approval of the Company’s Board of Directors.
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
COVID-19 Update- The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain and production as a result of the COVID-19 related restrictions and the global shortage of components. The current environment has impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. For example, during fiscal 2022, we experienced reduced availability of components (including the chipsets) used to manufacture our products, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly the chipsets, and may result in delays in product production, which shortages may be further exacerbated by increasing global shipping lead times and delays. We do not stockpile sufficient components to cover the time it would take to re-engineer our products to replace the chipsets used to manufacture our products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. The extent to which the COVID-19 pandemic and the global availability of components impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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
•Enterprise Technology includes our UniFi platforms, including UniFi enterprise Wi-Fi, UniFi Protect, UniFi Access, UniFi-Talk, UniFi switching and routing solutions and our AmpliFi platform.
We sell our products and solutions globally to service providers and enterprises primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 72% of our revenues during the three months ended September 30, 2021. Direct sales accounted for 28% of our revenue during the three months ended September 30, 2021.

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

We currently operate warehouses located in the U.S. and Europe. In addition, we outsource other logistics warehousing and order fulfillment functions located in China and to a lesser extent in other countries. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.
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
For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—
Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.
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
We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. We must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, the provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than our original estimate. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Refer to “Part II—
Item 1A. Risk Factors—Risks Related to Regulatory, Legal and Tax Matters—Changes in applicable tax regulations could negatively affect our financial results” for additional information
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 27, 2021, and there have been no material changes other than that have been disclosed in Note 2 to our consolidated financial statements herein. Additionally, as the COVID-19 pandemic continues to develop and supply chain constraints on the global supply of components, particularly the chipsets, we use to manufacture our products persists, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021		2020
	(In thousands, except percentages)
Revenues	$458,914	100%	$473,533	100%
Cost of revenues (1)	249,451	54%	245,417	52%
Gross profit	209,463	46%	228,116	48%
Operating expenses:
Research and development (1)	32,051	7%	25,813	5%
Sales, general and administrative (1)	15,714	3%	12,350	3%
Total operating expenses	47,765	10%	38,163	8%
Income from operations	161,698	35%	189,953	40%
Interest expense and other, net	(3,815)	(1%)	(3,917)	(1%)
Income before income taxes	157,883	34%	186,036	39%
Provisions for income taxes	25,733	6%	29,527	6%
Net income	$132,150	29%	$156,509	33%
(1) Includes stock-based compensation as follows:
Cost of revenues	22		28
Research and development	570		510
Sales, general and administrative	218		202
Total stock-based compensation	810		740
Revenues
Total revenues decreased $14.6 million, or 3%, from $473.5 million in the three months ended September 30, 2020 to $458.9 million in the three months ended September 30, 2021.

The decline in revenue was primarily associated with our Service Provider category. Overall, revenues for both periods were negatively impacted by distributor ordering patterns and our inability to fulfill demand due to the global component supply shortage and increasing logistics delays.
Revenues by Product Type

	Three Months Ended September 30,
	2021		2020
	(in thousands, except percentages)
Service Provider Technology	$112,141	24%	$157,461	33%
Enterprise technology	346,773	76%	316,072	67%
Total revenues	$458,914	100%	$473,533	100%

Service Provider Technology revenue decreased $45.3 million, or 29%, from $157.5 million in the three months ended September 30, 2020 to $112.1 million in the three months ended September 30, 2021.
The decrease in Service Provider Technology revenue during the three months ended September 30, 2021 as compared to the same periods in the prior year, was primarily due to decreased revenue in all regions across all the platforms.
Enterprise Technology revenue increased $30.7 million, or 10%, from $316.1 million in the three months ended September 30, 2020 to $346.8 million in the three months ended September 30, 2021.
The increase in Enterprise Technology revenue during the three months ended September 30, 2021 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.

Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
	(in thousands, except percentages)
North America(1)	$209,073	46%	$220,880	47%
Europe, the Middle East and Africa ("EMEA")	172,643	38%	179,180	38%
Asia Pacific	42,939	9%	41,945	9%
South America	34,259	7%	31,528	7%
Total revenues	$458,914	100%	$473,533	100%

(1) Revenue for the United States was $190.6 million and $209.8 million for the three months ended September 30, 2021 and 2020, respectively.
North America
Revenues in North America decreased $11.8 million, or 5%, from $220.9 million in the three months ended September 30, 2020 to $209.1 million in the three months ended September 30, 2021.
The decrease in North America revenues during the three months ended September 30, 2021 as compared to the same periods in the prior year, was primarily due to decreased revenue from our Service Provider Technology products offset, in part, by increased revenue from Enterprise Technology products.
Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA decreased $6.5 million, or 4%, from $179.2 million in the three months ended September 30, 2020 to $172.6 million in the three months ended September 30, 2021.

The decrease in EMEA revenues during the three months ended September 30, 2021 as compared to the same periods in the prior year, was primarily due to decreased revenue from our Service Provider Technology products offset, in part, by increased revenue from Enterprise Technology products.
Asia Pacific
Revenues in the Asia Pacific region increased $1.0 million, or 2%, from $41.9 million in the three months ended September 30, 2020 to $42.9 million in the three months ended September 30, 2021.
The increase in Asia Pacific revenues during the three months ended September 30, 2021 as compared to the same periods in the prior year was primarily due to increased revenue from our Enterprise Technology products offset, in part, by a decreased revenue from Service Provider Technology products.
South America
Revenues in South America increased $2.7 million, or 9%, from $31.5 million in the three months ended September 30, 2020 to $34.3 million in the three months ended September 30, 2021.
The increase in South America revenues during the three months ended September 30, 2021 as compared to the same period in the prior year was primarily due to increased revenue from our Enterprise Technology products offset, in part, by a decreased revenue from Service Provider Technology products.

Cost of Revenues and Gross Profit
Cost of revenues increased $4.0 million, or 2%, from $245.4 million in the three months ended September 30, 2020 to $249.5 million in the three months ended September 30, 2021. The increase is primarily due to higher shipping costs, tariffs and component costs.

Gross profit margin decreased to 45.6% in the three months ended September 30, 2021 compared to 48.2% in the three months ended September 30, 2020, primarily driven by changes in product mix and higher shipping costs, tariffs and component costs. General transportation costs have increased dramatically and we continue to incur even higher cost to expedite shipments. The Company continues to absorb these costs and has not made any significant changes to its pricing.

Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $6.3 million, or 25%, from $25.8 million in the three months ended

September 30, 2020 to $32.1 million in the three months ended September 30, 2021. As a percentage of revenues, R&D expenses increased from 5% for the three months ended September 30, 2020 to 7% for the three months ended September 30, 2021.
The increase in R&D expenses as compared to prior quarter and the comparable prior year period was primarily driven by higher employee related expenses, higher depreciation and amortization expense and higher professional and service related fees.
Sales, General and Administrative
Sales, general and administrative (“SG&A”) expenses increased $3.4 million, or 27%, from $12.4 million in the three months ended September 30, 2020 to $15.7 million in the three months ended September 30, 2021. As a percentage of revenues, SG&A expenses increased from 2.6% for the three months ended September 30, 2020 to 3.4% for the three months ended September 30, 2021. The increase in SG&A costs as compared to the comparable prior year period was primarily due to webstore related service fees, higher marketing and travel and entertainment expenses.

Provision for Income Taxes
Our provision for income taxes decreased $3.8 million, or 13%, from $29.5 million for the three months ended September 30, 2020 to $25.7 million for the three months ended September 30, 2021. Our effective tax rate increased to 16.3% for the three months ended September 30, 2021 as compared to 15.9% for the three months ended September 30, 2020.
The change in effective tax rates for the three months ended September 30, 2021 as compared to the same periods in the prior year was primarily driven by changes in the mix of the income earned in various tax jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $265.9 million and $249.4 million as of September 30, 2021 and June 30, 2021, respectively.

Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$100,938	$116,961
Net cash provided by (used in) investing activities	(2,990)	(4,911)
Net cash (used in) financing activities	(81,436)	(126,240)
Net increase (decrease) in cash and cash equivalents	$16,512	$(14,190)

Cash Flows from Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2021 consisted primarily of net income of $132.2 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $38.7 million. This net change consisted primarily of a $27.6 million increase in inventory, $20.3 million increase in vendor deposits, a $1.6 million increase in accounts receivable, a $14.3 million increase in net accounts payable and accrued liabilities, a $17.4 million increase in taxes payable due to the timing of federal tax payments and a $17.7 million increase in prepaid expense and other assets.
Net cash provided by operating activities in the three months ended September 30, 2020 consisted primarily of net income of $156.5 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $46.9 million. This net change consisted primarily of a $30.0 million decrease in inventory and $0.6 million decrease in vendor deposit, $25.9 million decrease in net accounts payable and accrued liabilities, a $53.9 million increase in accounts receivable due to overall higher revenue for the period, a $3.2 million increase in taxes payable due to the timing of federal tax payments and a $3.9 million increase in prepaid expense and other assets.

Cash Flows from Investing Activities
We used $3.0 million of cash in investing activities during the three months ended September 30, 2021. Our investing activities consisted primarily of $3.0 million of capital expenditures and $0.6 million purchase of investments, partially offset by maturities of investment securities of $0.6 million.

We used $4.9 million of cash in investing activities during the three months ended September 30, 2020. Our investing activities consisted of $2.8 million of capital expenditures, $2.5 million loan advanced to a third party, partially offset by maturities of investment securities of $0.4 million.

Cash Flows from Financing Activities
The Company used $81.4 million of cash in financing activities during the three months ended September 30, 2021. During the three months ended September 30, 2021, we used $6.3 million of funds for repayments under the Company's credit facilities, $36.8 million related to the repurchase of our common stock and $37.5 million related to dividends paid on our common stock.
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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2021.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of September 30, 2021.
Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations
We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2021, we have recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of September 30, 2021. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $176.9 million to $919.4 million as of September 30, 2021, depending upon the timing of orders placed for these components by our contract manufacturers.
Transition Tax
The Company also had obligations of $76.4 million as of September 30, 2021, related to transition tax., which represent future cash tax payments associated with the one-time U.S. transition tax on accumulated earnings of foreign subsidiaries as a result of the Tax Cuts and Jobs Act (“the Tax Act”). These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
The Company had other obligations of $2.7 million as of September 30, 2021, which consisted primarily of commitments related to raw materials and research and development projects.
Unrecognized Tax Benefits
As of September 30, 2021, we had $33.3 million and an additional $3.8 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We had cash and cash equivalents of $265.9 million and $249.4 million as of September 30, 2021 and June 30, 2021, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2021, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $9.9 million over the next twelve months.
Foreign Currency Risk
The vast majority of our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $2.6 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Please see Part I, Item 1, Note 10 of the notes to consolidated financial statements for a discussion of our legal proceedings.
Item 1A. Risk Factors
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. If any event related to these known or unknown risks or uncertainties actually occurs, our business prospects, operating results, and financial condition could be materially adversely affected

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
The lead times that we face for the procurement of components and subsequent manufacturing of our products are usually much longer than the lead time from our customers’ orders to the expected delivery date. This increases the risk that we may manufacture too many or not enough products in any given period. This risk may be further exacerbated by supply chain constraints on the global supply of components, particularly the chipsets, that we use to manufacture our products, as well as longer shipping lead times and delays.
We may need to build inventory for new product announcements and shipments or decide to increase or maintain higher levels of inventory, which may result in inventory write-downs.
The Company must order components for its products and build inventory, both of finished products and components, in advance of new product announcements and shipments. Decisions to build inventory for new products or to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions and may expose us to a greater risk of carrying excess or obsolete inventory. Because the markets in which the Company compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments
We rely on a limited number of distributors, and changes in our relationships with our distributors or changes within our distributors may disrupt our sales.
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
• our ability to rapidly develop and introduce new high-performance integrated solutions;
• the price and total cost of ownership and return on investment associated with the solutions;
• the simplicity of deployment and use of the solutions;
• the reliability and scalability of the solutions;
• the market awareness of a particular brand;
• our ability to provide secure access to wireless networks;
• our ability to offer a suite of products and solutions;
• our ability to allow centralized management of the solutions; and
• our ability to provide product support.

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

We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, it could disrupt our business or have a material adverse effect on our results of operations and financial condition.
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
Brexit could continue to cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate
Disruptions in the financial markets have had and may continue to have an adverse effect on the U.S. and world economies, which could adversely and materially impact business spending patterns. Tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products.

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
•the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance, including the increased burden of complying with anti-bribery regulations, such as the FCPA, and the risk associated with non-compliance with such laws;
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
•regulatory and other compliance requirements, including import and export license requirements, tariffs, economic
•sanctions, contractual limitations and other trade barriers;
•exposure to casualty loss and other disruptions;
•quality control;
•labor relations; and
•our limited experience in operating manufacturing facilities.

Since these activities are currently conducted in China and could be expanded to other foreign countries, some of these risks may be more significant due to the less predictable legal and political environment. Additionally, changes in the local political, social and economic environment could adversely affect our ability and plans to develop our own manufacturing capacity
Our business may be negatively affected by political events and foreign policy responses.
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

Our future success also depends on our ability to attract, retain and motivate our management and skilled personnel. Competition for personnel exists in the industries in which we participate, particularly for persons with specialized experience in areas such as antenna design and radio frequency equipment. If we are unable to attract and retain the necessary personnel our business, results of operations and financial condition could be materially adversely affected
We may fail to manage our growth effectively and develop and implement appropriate control systems.
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
As of September 30, 2021, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility, was $487.5 million and $0.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
As of November 5, 2021, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of
Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels.
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

In addition, our business may be subject to seasonality, although our recent growth rates and timing of product introductions may have historically masked our seasonal changes in demand. For example, our consumer products may be subject to general seasonal spending trends associated with holidays

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the
General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. Another example, in
November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. More recently, the Personal Information Security Specification went into effect in October 2020, which have broad but uncertain application and impose a number of new privacy and data security obligations. China is also implementing new legislation on the protection of privacy and personal data, including a Personal Information Protection Law and a Data Security Law that went into effect in September 2021 and may impose new obligations on us. California enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. Given the recent implementation of the regulations, we cannot yet predict the impact of the CCPA on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CSL and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition.

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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial
Statements included elsewhere in our Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section
404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The preparation of Consolidated Financial
Statements also requires us to make estimates and assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls.
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
We face significant risks if we fail to comply with the Foreign Corrupt Practices Act (“FCPA”) of the United States and other laws
(such as the U.K. Bribery Act of 2010) that prohibit improper payments or offers of payment to foreign governments and their officials and political parties by us and other business entities acting on our behalf for the purpose of obtaining or retaining business, particularly as our foreign operations, such as in Taiwan, become increasingly important to our business.
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
• changes in stock-based compensation; and
• changes in tax law and/or generally accepted accounting principles.

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
.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2021 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 8, 2020	$500 million	130,994	$299.64	$221.1	July 7, 2021 - September 30, 2021	$278.9	3/31/2022

Common Stock repurchases activity under the share repurchase program during the three months ended September 30, 2021 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
July 1, 2021 - July 31, 2021	74,426	$299.63	74,426	$295.8
August 1, 2021 -August 31, 2021	18,726	$299.74	18,726	$290.2
September 1, 2021 - September 30, 2021	37,842	$299.59	37,842	$278.9
Total	130,994	$299.64	130,994	$278.9

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

UBIQUITI INC.

Dated:	November 5, 2021	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 5, 2021	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)