Form 10-Q
period 2021-12-31
Ubiquiti Inc.
filed 2022-02-04
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 3, 2022, 61,534,759 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$212,179	$249,418
Investments — short-term	2,186	1,320
Accounts receivable, net of allowance for doubtful accounts of $55 and $47 at December 31, 2021 and June 30, 2021, respectively	125,459	172,289
Inventories	276,006	233,767
Vendor deposits	36,631	20,013
Prepaid income taxes	5,296	51
Prepaid expenses and other current assets	14,603	17,298
Total current assets	672,360	694,156
Property and equipment, net	80,044	79,061
Operating lease right-of-use assets, net	62,196	40,011
Deferred tax assets — long-term	4,548	4,776
Investments — long-term	1,091	1,035
Other long-term assets	70,609	71,946
Total assets	$890,848	$890,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,678	$112,071
Taxes payable	8,388	14,496
Debt — short-term	23,865	23,865
Other current liabilities	114,696	125,980
Total current liabilities	253,627	276,412
Income taxes payable — long-term	96,800	104,022
Operating lease liabilities —long-term	52,929	32,258
Debt — long-term	484,829	467,030
Other long-term liabilities	6,850	8,564
Total liabilities	895,035	888,286
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
62,037,616 and 62,582,858 outstanding as of December 31, 2021 and June 30, 2021, respectively	62	63
Additional paid–in capital	87	—
Accumulated other comprehensive income	7	1
Retained earnings equity (deficit)	(4,343)	2,635
Total stockholders’ equity (deficit)	(4,187)	2,699
Total liabilities and stockholders’ equity	$890,848	$890,985
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues	$431,565	$479,436	$890,479	$952,969
Cost of revenues	256,867	248,762	506,319	494,179
Gross profit	174,698	230,674	$384,160	$458,790
Operating expenses:
Research and development	32,870	28,912	64,920	54,725
Sales, general and administrative	16,437	10,951	32,151	23,301
Total operating expenses	49,307	39,863	97,071	78,026
Income from operations	125,391	190,811	287,089	380,764
Interest expense and other, net	(2,717)	(3,613)	(6,532)	(7,530)
Income before income taxes	122,674	187,198	280,557	373,234
Provision for income taxes	19,025	27,530	44,758	57,057
Net income	$103,649	$159,668	$235,799	$316,177
Net income per share of common stock:
Basic	$1.66	$2.54	$3.78	$5.00
Diluted	$1.66	$2.54	$3.78	$5.00
Weighted average shares used in computing net income per share of common stock:
Basic	62,323	62,823	62,421	63,217
Diluted	62,361	62,889	62,461	63,282

Other comprehensive income:
Unrealized gain (losses) on available-for-sale securities	$7	$(4)	$7	$(5)
Other comprehensive loss	7	(4)	7	(5)
Comprehensive income	$103,656	$159,664	$235,806	$316,172
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three and Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	132,150	—	132,150
Other comprehensive income (loss)	—	—		—	(1)	(1)
Stock options exercised	1,605	—	17	—	—	17
Restricted stock units issued, net of tax withholdings	7,887	—	(952)	—	—	(952)
Repurchases of Common Stock	(130,994)	(1)	125	(39,376)	—	(39,252)
Stock-based compensation expense	—	—	810	—	—	810
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(37,499)	—	(37,499)
Balances at September 30, 2021	62,461,356	$62	$—	$57,910	$—	$57,972
Net Income	—	—	—	103,649	—	103,649
Other comprehensive income (loss)	—	—	—	—	7	7
Stock options exercised	2,584	—	36	—	—	36
Restricted stock units issued, net of tax withholdings	7,947	—	(181)	—	—	(181)
Repurchases of Common Stock	(434,271)	—	(587)	(128,457)	—	(129,044)
Stock-based compensation expense	—	—	819	—	—	819
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(37,445)	—	(37,445)
Balances at December 31, 2021	62,037,616	$62	$87	$(4,343)	$7	$(4,187)

See notes to consolidated financial statements.

	Three and Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	156,509	—	156,509
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	2,194	—	21	—	—	21
Restricted stock units issued, net of tax withholdings	8,768	—	(615)	—	—	(615)
Repurchases of Common Stock	(602,003)	(1)	(593)	(96,994)	—	(97,588)
Stock-based compensation expense	—	—	740	—	—	740
Dividends Paid on Common Stock ($0.40 per share)	—	$—	$—	$(25,470)	$—	$(25,470)
Balances at September 30, 2020	63,096,850	$63	$—	$(261,933)	$8	$(261,862)
Net Income				159,668		159,668
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock options exercised	2,384	—	22	—	—	22
Restricted stock units issued, net of tax withholdings	8,141	—	(201)	—	—	(201)
Repurchases of Common Stock	(309,133)	—	(516)	(54,542)	—	(55,058)
Stock-based compensation expense	—	—	750	—	—	750
Dividends Paid on Common Stock ($0.40per share)	—	$—		$(25,115)		$(25,115)
Balances at December 31, 2020	62,798,242	$63	$55	$(181,922)	$4	$(181,800)
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$235,799	$316,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,546	5,266
Amortization of debt issuance costs	665	968
Non-cash lease expense	1,063	58
Premium amortization and (discount accretion), net	24	3
Provision for inventory obsolescence	1,396	133
Provision for loss on vendor deposits and purchase commitments	5,501	5,639
Stock-based compensation	1,628	1,490
Provisions for doubtful accounts	7	—
Deferred taxes	228	369
Recovery of impaired investment	(902)	—
Change in unrealized loss on available-for-sale securities	13	—
Other, net	(280)	346
Changes in operating assets and liabilities:
Accounts receivable	46,822	(21,545)
Inventories	(44,724)	53,001
Vendor deposits	(19,151)	(1,170)
Prepaid income taxes	(5,245)	(15)
Prepaid expenses and other assets	2,988	(8,256)
Accounts payable	(5,628)	(69,255)
Income taxes payable	(13,330)	(27,632)
Deferred revenues	(1,397)	5,947
Accrued and other liabilities	(15,898)	47,425
Net cash provided by operating activities	$196,125	$308,949
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(6,492)	(11,870)
Purchase of investments	(802)	—
Proceeds from maturities of investments	750	922
Net cash provided by (used in) investing activities	$(6,544)	$(10,948)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	30,000	75,000
Repayment against credit facility- Revolver	—	(110,000)
Repayment against credit facility- Term	(12,500)	(12,500)
Repurchases of common stock	(168,294)	(152,646)
Payment of common stock cash dividends	(74,945)	(50,585)
Proceeds from exercise of stock options	51	43
Tax withholdings related to net share settlements of equity awards	(1,132)	(816)
Net cash (used in) financing activities	$(226,820)	$(251,504)
Net increase (decrease) in cash and cash equivalents	(37,239)	46,497
Cash and cash equivalents at beginning of period	249,418	142,617
Cash and cash equivalents at end of period	$212,179	$189,114
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$62,684	$84,429
Interest paid	$4,816	$6,505
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$27,272	$18,626
Unpaid property and equipment and other long-term assets	$469	$380
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2021, included in its Annual Report on Form 10-K, as filed with the SEC on August 27, 2021 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for any future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the year ended June 30, 2021, included in the Annual Report on Form 10-K. Except as noted below, there have been no other changes to the Company’s significant accounting policies as discussed in the Annual Report.
Use of Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Those estimates include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts and sales return reserves; inventory valuation and vendor deposits; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; determinations of fair value for stock-based awards; estimate of incremental borrowing rate for determining the present value of future lease payments; and valuation of warranty accruals. We evaluate our estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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
Disaggregation of Revenue
See Note 15, “Segment Information” for disaggregation of revenue by product category and geography.
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

As of December 31, 2021 and June 30, 2021, the Company’s customer deposits were $1.3 million and $2.7 million, respectively.
As of December 31, 2021, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $21.9 million and $6.9 million, respectively.
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
The Company held no Level 3 financial instruments as of December 31, 2021 and June 30, 2021.
The following tables summarize the Company’s financial instruments’ cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2021 and June 30, 2021 (in thousands):

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$50	$—	$—	$50	$50	$—	$—
Corporate securities	902	13	—	915	—	915	—
Subtotal	$952	$13	$—	$965	$50	$915	$—

Level 2
Corporate securities	$2,349	$—	$(7)	$2,342		$1,271	$1,071
U.S agency securities	20	—	—	20			20
Subtotal	$2,369	$—	$(7)	$2,362	$—	$1,271	$1,091

Total	$3,321	$13	$(7)	$3,327	$50	$2,186	$1,091
(1) Cash and cash equivalents on the Consolidated Balance Sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

	June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$83	$—	$—	$83	$83	$—	$—
Subtotal	$83	$—	$—	$83	$83	$—	$—

Level 2
Corporate securities	$2,354	$1	$—	$2,355	$—	$1,320	$1,035
Subtotal	$2,354	$1	$—	$2,355	$—	$1,320	$1,035

Total	$2,437	$1	$—	$2,438	$83	$1,320	$1,035

(1) Cash and cash equivalents on the Consolidated Balance Sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

During the three and six months ended December 31, 2021 and December 31, 2020, interest income on the Company's investment securities was immaterial.

The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 31, 2021 (in thousands):

	Continuous Unrealized Loss
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$2,162	$—	$2,162
Unrealized loss	(7)	—	(7)
The Company had no continuous unrealized loss position from marketable securities as of June 30, 2021.
The following table represents the costs and fair value of cash equivalents and investments by contractual maturity as of December 31, 2021 (in thousands):

	Available-For-Sale
	Cost	Fair Value
Due within 1 year and money market funds	$1,323	$1,321
Available for sale corporate securities	902	915
Due after 1 year through 5 years	1,096	1,091
Total	$3,321	$3,327
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of December 31, 2021 and June 30, 2021, the Company had outstanding loans associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of December 31, 2021 and June 30, 2021, the fair value of the Company’s debt, which is carried at historical cost was $511.3 million and $493.8 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$103,649	$159,668	$235,799	$316,177
Denominator:
Weighted-average shares used in computing basic earnings per share	62,323	62,823	62,421	63,217
Add—dilutive potential common shares:
Stock options	7	18	8	19
Restricted stock units	31	48	32	46
Weighted-average shares used in computing diluted net income per share	62,361	62,889	62,461	63,282
Net income per share of common stock:
Basic	$1.66	$2.54	$3.78	$5.00
Diluted	$1.66	$2.54	$3.78	$5.00

The Company does not have any potentially dilutive securities that would have an anti-dilutive effect on the net income per share amounts.

NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Finished goods	$269,893	$228,514
Raw materials	6,113	5,253
Total	$276,006	$233,767
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Testing equipment	$15,979	$15,279
Tooling equipment	16,728	15,490
Leasehold improvements	17,751	15,071
Computer and other equipment	9,172	8,966
Software	9,652	7,842
Furniture and fixtures	2,630	2,529
Corporate aircraft	65,807	65,807
Property and equipment, gross	137,719	130,984
Less: Accumulated depreciation	(57,675)	(51,923)
Property and equipment, net	$80,044	$79,061
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Hong Kong Tax deposit (1)	57,466	57,423
Intangible assets, net (2)	8,007	8,684
Other long-term assets, net	5,136	5,839
Total	$70,609	$71,946
(1) . The Company expects the $57.5 million of deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $3.5 million and 2.8 million as of December 31, 2021 and June 30, 2021, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Deferred revenue — short-term	$21,934	21,617
Accrued expenses	29,782	21,702
Lease liability— current	11,722	9,149
Warranty accrual	5,622	4,812
Accrued compensation and benefits	3,307	5,273
Customer deposits	1,289	2,693
Reserve for sales returns	1,992	2,242
Inventory received not billed	31,396	55,548
Other payables	7,652	2,944
Total	$114,696	$125,980
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Deferred Revenue — long-term	$6,850	$8,564
Total	$6,850	$8,564

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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2021	2020
Beginning balance	$4,812	$4,538
Accruals for warranties issued during the period	$4,220	4,286
Changes in liability for pre-existing warranties during the period	$445	(1025)
Settlements made during the period	$(3,855)	(3,374)
Ending balance	$5,622	$4,425

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

At the closing of the Third Amended and Restated Credit Agreement, the Term facility was fully drawn, of which $456.3 million and $0.7 million was used to repay the Prior Term Facility under the Prior Credit Agreement for principal and interest, respectively.
Additionally, at closing of the Third Amended and Restated Credit Agreement, $75.0 million and $0.4 million of the Prior Revolving Facility under the Prior Credit Agreement was repaid for principal and interest, respectively. The Company then borrowed $75.0 million under the Revolving Facility under the Third Amended and Restated Credit Agreement.
The Company incurred $3.3 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.
The Company’s debt consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Term Facility - short term	$25,000	$25,000
Debt issuance costs, net	(1,135)	(1,135)
Total debt - short term	23,865	23,865
Term Facility - long term	456,250	468,750
Revolving Facility - long term	30,000	—
Debt issuance costs, net	(1,421)	(1,720)
Total debt - long term	$484,829	$467,030
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
The Facilities

As of December 31, 2021, $481.3 million was outstanding on the Term Facility and the Company borrowed $30.0 million balance on the Revolving Facility, leaving $670.0 million available on the Revolving Facility.

Term Facility:

During the six months ended December 31, 2021, the Company made aggregate payments of $16.5 million under the Term Facility, of which $12.5 million was repayment of principal and $4.0 million was payment of interest.
As of December 31, 2021, the interest rate on the term loan was 1.59%. As of January 31, 2022, the most currently available reset date, the Term Facility has an interest rate of 1.61%.
Revolving Facility:
Under the Third Amended and Restated Credit Agreement, during the three months ended December 31, 2021, the Company did not make any aggregate payments under the Revolving Facility.

Debt Payment Obligations	Interest Rate as of December 31, 2021	Rate Reset Date	Reset Rate
$30 Million Revolver	1.61%	January 14, 2022	1.61%

The following table summarizes the Company’s estimated debt and interest payment obligations as of December 31, 2021, for the remainder of fiscal 2022 and future fiscal years (in thousands):

	2022 (remainder)	2023	2024	2025	2026	Thereafter	Total
Debt payment obligations	$12,500	$25,000	$25,000	$25,000	$423,750	$—	$511,250
Interest and other payments on debt payment obligations (1)	4,651	9,320	8,938	8,507	6,219	—	37,635
Total	$17,151	$34,320	$33,938	$33,507	$429,969	$—	$548,885
(1) - Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2021. Although the Company’s interest rates on our debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.
NOTE 9—LEASES
The Company enters into agreements under which it leases various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2029. Some of the Company’s leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of December 31, 2021, the Company included such options in determining the lease terms for certain of the Company’s leases because the Company was reasonably certain that it would exercise the extension options. Most of the Company’s leases require it to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
The following table summarizes the Company’s lease costs for the three and six months ended December 31, 2021 and 2020 (in thousands):

	Financial Statement Classification	Three Months Ended December 31,		Six Months Ended December 31,
		2021	2020	2021	2020
Operating lease costs:
Fixed lease costs	Operating expenses	$2,326	$1,857	$4,471	$3,658
Fixed lease costs	Cost of revenues	1,150	509	2,296	1,018
Variable lease costs	Operating expenses	176	192	320	395
Variable lease costs	Cost of revenues	199	114	329	214
Total lease costs		$3,851	$2,672	$7,416	$5,285

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for six months ended December 31, 2021 and 2020 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and six months ended December 31, 2021, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $3.5 million and $6.5 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.
The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2021:

Remainder of Fiscal 2022	$6,649
Fiscal 2023	12,129
Fiscal 2024	11,505
Fiscal 2025	10,354
Fiscal 2026	7,322
Thereafter	21,981
Total future fixed operating lease payments	$69,940

Less: Imputed interest	$5,289
Total operating lease liabilities	$64,651

Weighted-average remaining lease term - operating leases	8 years
Weighted-average discount rate - operating leases	2.2%

NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of December 31, 2021.
Purchase Obligations
The Company subcontracts with third parties to manufacture its products and has purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by the Company. If the Company cancels all or part of the orders, the Company may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture the Company's products. The Company periodically reviews the potential liability, and as of December 31, 2021, the Company recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of December 31, 2021. The Company’s consolidated financial position and results of operations could be negatively impacted if it were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company may be subject to additional purchase obligations for supply agreements and components ordered by its contract manufacturers based on manufacturing forecasts it provides them each month. The Company estimates the amount of these additional purchase obligations to range from $183.7 million to $854.6 million as of December 31, 2021, depending upon the timing of orders placed for these components by its contract manufacturers.
Other Obligations
As of December 31, 2021, the Company has other obligations of $2.5 million which consisted primarily of commitments related to raw materials and research and development projects.
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

Vivato has also filed nine other lawsuits asserting the same patents against other defendants in the Central District of California. On October 2, 2017, the ten cases were consolidated into a single action for all purposes except trial (the “Original Action”).

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

On November 24, 2021, the Company and the remaining defendants in the Original Action filed a motion for judgment on the pleadings regarding the ’231 Patent. On January 4, 2022, the Court granted defendants’ motion and dismissed Vivato’s claims based on the ’231 Patent. All claims asserted against the Company in the Original Action have now been dismissed.

Trial in the New Action is currently scheduled for October 11, 2022.

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

On July 30, 2021, the Court appointed a lead plaintiff and lead plaintiff’s counsel, and the case was subsequently captioned In re Ubiquiti Inc. Securities Litigation, 21 Civ. 4520 (DLC). Lead plaintiff filed an amended complaint on September 24, 2021. Defendants moved to dismiss the amended complaint on October 22, 2021. On November 12, 2021, lead plaintiff filed a second amended complaint.

On January 5, 2022, lead plaintiff voluntarily dismissed the Securities Action.

Flannery v. Ubiquiti Inc.

On October 21, 2021, a purported stockholder of the Company filed an action captioned Flannery v. Ubiquiti Inc., C.A. No. 2021-0913-PAF (the “Books and Records Action”) in the Court of Chancery of the State of Delaware seeking to inspect certain books and records of the Company pursuant to 8 Delaware Code Section 220. The Books and Records Action complaint sought to inspect, without limitation, books and records concerning the data breach experienced by the Company in January 2021, as well as related statements, disclosures, policies, procedures, and practices.

On December 20, 2021, Flannery voluntarily dismissed the Books and Records Action.

NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases
On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company may repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the three months ended December 31, 2021, under the 2020 May Program, the Company repurchased and retired 434,271 shares of common stock at an average price per share of $297.15 for an aggregate amount of $129.0 million. As of December 31, 2021, the Company had $149.8 million available for share repurchases under the 2020 May Program.
The following table provides information with respect to the Company’s 2020 May Program and the activity under the available share repurchase program during the six months ended December 31, 2021 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 8, 2020	$500 million	565,265	$297.73	$168.3	July 7, 2021 - December 21, 2021	$149.8	3/31/2022

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the three and six months ended December 31, 2021 and 2020, the Company’s accumulated other comprehensive income includes net unrealized gains and losses from the Company’s available-for-sale securities, respectively.
NOTE 13—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2020, 2010 and 2005 Equity Incentive Plan are described in the Company’s Annual Report.
As of December 31, 2021, the Company had 4,986,146 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of revenues	$23	$29	$45	$57
Research and development	587	512	1,157	1,022
Sales, general and administrative	209	209	427	411
	$819	$750	$1,629	$1,490
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2021:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2021	10,525	$11.51	1.29	$3,165
Exercised	(4,189)	$12.63
Forfeitures and cancellations	—	$—
Balance, December 31, 2021	6,336	$10.77	0.87	$1,875
Vested as of December 31, 2021	6,336	$10.77	0.87	$1,875
Vested and exercisable as of December 31, 2021	6,336	$10.77	0.87	$1,875
During the three months ended December 31, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.7 million and $0.6 million, respectively, as determined as of the date of option exercise.
During the six months ended December 31, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.3 million and $0.9 million, respectively, as determined as of the date of option exercise.
As of December 31, 2021, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and six months ended December 31, 2021 and 2020.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2021	61,533	$143.28
RSUs granted	3,772	$310.36
RSUs vested	(19,485)	$90.16
RSUs canceled	(1,201)	$176.55
Non-vested RSUs, December 31, 2021	44,619	$179.71
The intrinsic value of RSUs vested in the three months ended December 31, 2021 and 2020 was $3.0 million and $2.4 million, respectively.
The intrinsic value of RSUs vested in the six months ended December 31, 2021 and 2020 was $6.0 million and $4.5 million, respectively.
The total intrinsic value of all outstanding RSUs was $13.7 million as of December 31, 2021.
As of December 31, 2021, there were unrecognized compensation costs related to RSUs of $5.3 million which the Company expects to recognize over a weighted average period of 3.1 years.
NOTE 14—INCOME TAXES
The Company recorded tax provisions of $19.0 million and $44.8 million for the three and six months ended December 31, 2021 as compared to $27.5 million and $57.1 million for the three and six months ended December 31, 2020. The decrease is primarily related to decrease in profit before tax for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020.
The Company’s estimated fiscal year 2022 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional US tax related to our non-US operations under Global Intangible Low-Taxes Income (GILTI) provision.
As of December 31, 2021, the Company had approximately $34.6 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended December 31, 2021, the Company recorded an increase of its unrecognized tax benefits of $1.2 million. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of December 31, 2021, the Company had $4.0 million accrued interest related to uncertain tax matters.

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
In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company has formally protested the adjustment and the case has been moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law will take place. There is a scheduled IRS Appeal conference for February 10, 2022. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
Enterprise technology	$330,358	77%	$329,561	69%	$677,131	76%	$645,632	68%
Service Provider Technology	101,207	23%	149,875	31%	213,348	24%	307,337	32%
Total revenues	$431,565	100%	$479,436	100%	$890,479	100%	$952,969	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
North America (1)	$187,063	43%	$193,440	40%	$396,136	44%	$414,320	43%
Europe, the Middle East and Africa ("EMEA")	190,966	44%	218,755	46%	363,609	41%	397,934	42%
Asia Pacific	32,758	8%	37,374	8%	75,697	9%	79,319	8%
South America	20,778	5%	29,867	6%	55,037	6%	61,396	7%
Total revenues	$431,565	100%	$479,436	100%	$890,479	100%	$952,969	100%
 (1) Revenue for the United States was $172.3 million and $179.1 million for the three months ended December 31, 2021 and 2020, respectively.
For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with net revenues of 10% or greater of total revenues.

NOTE 16 - SUBSEQUENT EVENTS

Stock Repurchases

Between January 1, 2022 and February 3, 2022, the Company repurchased 509,555 shares of common stock at an average price of $294.05 for an aggregate amount of $149.8 million.

On February 1, 2022, the Company’s Board of Directors approved a new $300 million stock repurchase program (the “2022 February Program”). Under the 2022 February Program, the Company is authorized to repurchase up to $300 million of common stock. The 2022 February Program expires on June 30, 2023.

Dividends
On February 3, 2022, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on February 22, 2022 to shareholders of record at the close of business on February 14, 2022. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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
We classify our revenues into two primary product categories: Enterprise Technology and Service Provider Technology.
•Enterprise Technology includes our UniFi platforms, including UniFi Network Wi-Fi, switching and routing solutions, UniFi Protect, UniFi Access, UniFi-Talk and our AmpliFi platform.
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
We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 71% of our revenues during the six months ended December 31, 2021. Direct sales accounted for 29% of our revenue during the six months ended December 31, 2021.

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
Results of Operations
Comparison of Three and Six Months Ended December 31, 2021 and 2020

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	(In thousands, except percentages)
Revenues	$431,565	100%	$479,436	100%	$890,479	100%	$952,969	100%
Cost of revenues (1)	256,867	60%	248,762	52%	506,319	57%	494,179	52%
Gross profit	174,698	40%	230,674	48%	384,160	43%	458,790	48%
Operating expenses:
Research and development (1)	32,870	8%	28,912	6%	64,920	7%	54,725	6%
Sales, general and administrative (1)	16,437	4%	10,951	2%	32,151	4%	23,301	2%
Total operating expenses	49,307	11%	39,863	8%	97,071	11%	78,026	8%
Income from operations	125,391	29%	190,811	40%	287,089	32%	380,764	40%
Interest expense and other, net	(2,717)	(1%)	(3,613)	(1%)	(6,532)	(1%)	(7,530)	(1%)
Income before income taxes	122,674	28%	187,198	39%	280,557	31%	373,234	39%
Provisions for income taxes	19,025	4%	27,530	6%	44,758	5%	57,057	6%
Net income	$103,649	24%	$159,668	33%	$235,799	26%	$316,177	33%
(1) Includes stock-based compensation as follows:
Cost of revenues	23		29		45		57
Research and development	587		512		1,157		1,022
Sales, general and administrative	209		209		427		411
Total stock-based compensation	819		750		1,629		1,490
Revenues
Total revenues decreased $47.9 million, or 10%, from $479.4 million in the three months ended December 31, 2020 to $431.6 million in the three months ended December 31, 2021.
Total revenues decreased $62.5 million, or 7%, from $953.0 million in the six months ended December 31, 2020 to $890.5 million in the six months ended December 31, 2021.
The decline in revenue was primarily associated with our Service Provider category. Overall, revenues for the comparable periods were negatively impacted by our inability to fulfill demand due to the global component supply shortage.

Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	(in thousands, except percentages)
Enterprise technology	$330,358	77%	$329,561	69%	$677,131	76%	$645,632	68%
Service Provider Technology	101,207	23%	149,875	31%	213,348	24%	307,337	32%
Total revenues	$431,565	100%	$479,436	100%	$890,479	100%	$952,969	100%

Enterprise Technology revenue increased $0.8 million, or 0.2%, from $329.6 million in the three months ended December 31, 2020 to $330.4 million in the three months ended December 31, 2021 and increased $31.5 million, or 5%, from $645.6 million in the six months ended December 31, 2020 to $677.1 million in the six months ended December 31, 2021.
The increase in Enterprise Technology revenue during the three and six months ended December 31, 2021 as compared to the same periods in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.
Service Provider Technology revenue decreased $48.7 million, or 32%, from $149.9 million in the three months ended December 31, 2020 to $101.2 million in the three months ended December 31, 2021 and decreased $94.0 million, or 31%, from $307.3 million in the six months ended December 31, 2020 to $213.3 million in the six months ended December 31, 2021.
The decrease in Service Provider Technology revenue during the three months ended December 31,2021 as compared to the same period in the prior year, was primarily due to decreased revenue in all regions across all the platforms.
The decrease in Service Provider Technology revenue during the six months ended December 31,2021 as compared to the same period in the prior year, was primarily due to decreased revenue in all regions across all the platforms except one.

Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	(in thousands, except percentages)
North America(1)	$187,063	43%	$193,440	40%	$396,136	44%	$414,320	43%
Europe, the Middle East and Africa ("EMEA")	190,966	44%	218,755	46%	363,609	41%	397,934	42%
Asia Pacific	32,758	8%	37,374	8%	75,697	9%	79,319	8%
South America	20,778	5%	29,867	6%	55,037	6%	61,396	7%
Total revenues	$431,565	100%	$479,436	100%	$890,479	100%	$952,969	100%

(1) Revenue for the United States was $172.3 million and $179.1 million for the three months ended December 31, 2021 and 2020, respectively. Revenue for the United States was $362.8 million and $389.0 million for the six months ended December 31, 2021 and 2020, respectively.

North America
Revenues in North America decreased $6.4 million, or 3%, from $193.4 million in the three months ended December 31, 2020 to $187.1 million in the three months ended December 31, 2021 and decreased $18.2 million, or 4%, from $414.3 million in the six months ended December 31, 2020 to $396.1 million in the six months ended December 31, 2021.
The decrease in North America revenues during the three and six months ended December 31, 2021 as compared to the same periods in the prior year, was primarily due to decreased revenue from our Service Provider Technology products offset, in part, by increased revenue from Enterprise Technology products.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA decreased $27.8 million, or 13%, from $218.8 million in the three months ended December 31, 2020 to $191.0 million in the three months ended December 31, 2021 and decreased $34.3 million, or 9%, from $397.9 million in the six months ended December 31, 2020 to $363.6 million in the six months ended December 31, 2021.
The decrease in EMEA revenues during the three and six months ended December 31, 2021 as compared to the same periods in the prior year, was primarily due to decreased revenue from both our Service Provider Technology and Enterprise Technology products.

Asia Pacific
Revenues in the Asia Pacific region decreased $4.6 million, or 12%, from $37.4 million in the three months ended December 31, 2020 to $32.8 million in the three months ended December 31, 2021 and decreased $3.6 million, or 5%, from $79.3 million in the six months ended December 31, 2020 to $75.7 million in the six months ended December 31, 2021.
The decrease in Asia Pacific revenues during the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 was due to decreased revenue from both our Service Provider Technology and Enterprise Technology products. The decrease in Asia Pacific revenues during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020 was primarily due to decreased revenue from our Service Provider products offset, in part, by an increased revenue from Enterprise Technology products.

South America
Revenues in South America decreased $9.1 million, or 30%, from $29.9 million in the three months ended December 31, 2020 to $20.8 million in the three months ended December 31, 2021 and decreased $6.4 million, or 10%, from $61.4 million in the six months ended December 31, 2020 to $55.0 million in the six months ended December 31, 2021.
The decrease in South America revenues during the three and six months ended December 31, 2021 as compared to the same periods in the prior year, was primarily due to decreased revenue from our Service Provider Technology products offset, in part, by increased revenue from Enterprise Technology products.

Cost of Revenues and Gross Profit
Cost of revenues increased $8.1 million, or 3%, from $248.8 million in the three months ended December 31, 2020 to $256.9 million in the three months ended December 31, 2021. The increase is primarily due to higher shipping costs and direct component costs.
Cost of revenues increased $12.1 million, or 2%, from $494.2 million in the six months ended December 31, 2020 to $506.3 million in the six months ended December 31, 2021. The increase is primarily due to due to higher shipping costs and direct component costs.
Gross profit margin decreased to 40.5% in the three months ended December 31, 2021 compared to 48.1% in the three months ended December 31, 2020, and decreased to 43.1% in the six months ended December 31, 2021 compared to 48.1% in the six months ended December 31, 2020, primarily driven by higher shipping costs. General transportation costs have increased materially, and we continue to incur additional costs on top of these general costs to expedite shipments.

Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $4 million, or 14%, from $28.9 million in the three months ended December 31, 2020 to $32.9 million in the three months ended December 31, 2021. As a percentage of revenues, R&D expenses increased from 6% for the three months ended December 31, 2020 to 8% for the three months ended December 31, 2021.
Research and development (“R&D”) expenses increased $10.2 million, or 19%, from $54.7 million in the six months ended December 31, 2020 to $64.9 million in the six months ended December 31, 2021. As a percentage of revenues, R&D expenses increased from 6% for the six months ended December 31, 2020 to 7% for the six months ended December 31, 2021.
The increase in R&D expenses as compared to the comparable prior year period was primarily driven by higher employee related costs.

Sales, General and Administrative
Sales, general and administrative (“SG&A”) expenses increased $5.5 million, or 50%, from $11.0 million in the three months ended December 31, 2020 to $16.4 million in the three months ended December 31, 2021. As a percentage of revenues, SG&A expenses increased from 2.3% for the three months ended December 31, 2020 to 3.8% for the three months ended December 31, 2021.

Sales, general and administrative (“SG&A”) expenses increased $8.9 million, or 38%, from $23.3 million in the six months ended December 31, 2020 to $32.2 million in the six months ended December 31, 2021. As a percentage of revenues, SG&A expenses increased from 2% for the six months ended December 31, 2020 to 4% for the six months ended December 31, 2021.

The increase in SG&A costs as compared to the comparable prior year period was primarily due to higher professional fees, marketing expenses and fees associated with webstore credit card processing and the benefit of a legal settlement received in the quarter ended December 2021.

Provision for Income Taxes
Our provision for income taxes decreased $8.5 million, or 31%, from $27.5 million for the three months ended December 31, 2020 to $19.0 million for the three months ended December 31, 2021. Our effective tax rate increased to 15.5% for the three months ended December 31, 2021 as compared to 14.7% for the three months ended December 31, 2020.

Our provision for income taxes decreased $12.3 million, or 22%, from $57.1 million for the six months ended December 31, 2020 to $44.8 million for the six months ended December 31, 2021. Our effective tax rate increased to 16% for the six months ended December 31, 2021 as compared to 15.3% for the six months ended December 31, 2020.

The change in effective tax rates for the three and six months ended December 31, 2021 as compared to the same periods in the prior year was primarily driven by changes in the mix of the income earned in various tax jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. Our principal uses for liquidity are to fund normal operations, to fund payments of the Company’s debt, dividends and stock repurchases, and to fund research and development expenses. We had cash and cash equivalents of $212.2 million and $249.4 million as of December 31, 2021 and June 30, 2021, respectively.

Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$196,125	$308,949
Net cash provided by (used in) investing activities	(6,544)	(10,948)
Net cash (used in) financing activities	(226,820)	(251,504)
Net increase (decrease) in cash and cash equivalents	$(37,239)	$46,497

Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended December 31, 2021 consisted primarily of net income of $235.8 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $55.6 million. This net change consisted primarily of a $44.7 million increase in inventory, $19.2 million increase in vendor deposits, a $46.8 million decrease in accounts receivable, a $21.5 million decrease in net accounts payable and accrued liabilities, a $13.3 million decrease in taxes payable due to the timing of federal tax payments and a $3.0 million decrease in prepaid expense and other assets.
Net cash provided by operating activities in the six months ended December 31, 2020 consisted primarily of net income of $316.2 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $21.5 million. This net change consisted primarily of a $53.0 million decrease in inventory offset by $1.2 million increase in vendor deposit, $21.8 million decrease in net accounts payable and accrued liabilities, a $21.5 million increase in accounts receivable due to higher revenue for the period, a $27.6 million decrease in taxes payable due to the timing of federal tax payments and a $8.3 million increase in prepaid expense and other assets.

Cash Flows from Investing Activities
We used $6.5 million of cash in investing activities during the six months ended December 31, 2021. Our investing activities consisted primarily of $6.5 million of capital expenditures and $0.8 million purchase of investments, partially offset by maturities of investment securities of $0.8 million.
We used $10.9 million of cash in investing activities during the six months ended December 31, 2020. Our investing activities consisted of $11.9 million of capital expenditures and purchase of intangible assets, partially offset by maturities of investment securities of $0.9 million.

Cash Flows from Financing Activities
We used $226.8 million of cash in financing activities during the six months ended December 31, 2021. During the six months ended December 31, 2021, we used $17.5 million of net funds for repayments under the Company's credit facilities, $168.3 million related to the repurchase of our common stock and $74.9 million related to dividends paid on our common stock.
We used $251.5 million of cash in financing activities during the six months ended December 31, 2020. During the six months ended December 31, 2020, we used $47.5 million of net funds for repayments under the facilities, used $152.6 million related to the repurchase of our common stock and used $50.6 million related to dividends paid on our common stock.

Liquidity
We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds, under our Facilities will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months, as well as long-term liquidity requirements. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on our Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under our Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters and public health problems, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2021.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of December 31, 2021.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations
We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2021, we have recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of December 31, 2021. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $183.7 million to $854.6 million as of December 31, 2021, depending upon the timing of orders placed for these components by our contract manufacturers.

Transition Tax
The Company also had obligations of $76.4 million as of December 31, 2021, related to transition tax., which represent future cash tax payments associated with the one-time U.S. transition tax on accumulated earnings of foreign subsidiaries as a result of the Tax Cuts and Jobs Act (“the Tax Act”). These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
The Company had other obligations of $2.5 million as of December 31, 2021, which consisted primarily of commitments related to raw materials and research and development projects.
Unrecognized Tax Benefits
As of December 31, 2021, we had $34.6 million and an additional $4.0 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
We had cash and cash equivalents of $212.2 million and $249.4 million as of December 31, 2021 and June 30, 2021, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.
Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2021, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $10.8 million over the next twelve months.
Foreign Currency Risk

The vast majority of our sales are denominated in U.S. dollars, and therefore, our revenues are not directly subject to foreign currency risk. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $4.9 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We use components that are subject to price fluctuations, shortages or interruptions of supply, including chipsets that have been subject to ongoing significant shortages. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components could delay or disrupt the supply of our products and affect our business, results of operations and financial condition. In fiscal 2021and the first half of fiscal 2022, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture or products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. Should the shortage of chipsets and other components used to manufacture our products continue, there is no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.

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
As of December 31, 2021, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility, was $481.3 million and $30.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
As of February 4, 2022, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of
Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the six months ended December 31, 2021 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 8, 2020	$500 million	565,265	$297.73	$168.3	July 7, 2021 - December 21, 2021	$149.8	3/31/2022

Common Stock repurchases activity under the share repurchase program during the three months ended December 31, 2021 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
October 1, 2021 - October 31, 2021	30,937	$299.94	30,937	$269.6
November 1, 2021 -November 31, 2021	125,370	$299.51	125,370	$232.0
December 1, 2021 - December 31, 2021	277,964	$295.77	277,964	$149.8
Total	434,271	$297.15	434,271	$149.8

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

UBIQUITI INC.

Dated:	February 4, 2022	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 4, 2022	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)