Form 10-Q
period 2022-03-31
Ubiquiti Inc.
filed 2022-05-06
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2022, 60,418,365 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$144,312	$249,418
Investments — short-term	2,251	1,320
Accounts receivable, net of allowance for doubtful accounts of $47 and $47 at March 31, 2022, and June 30, 2021, respectively	87,481	172,289
Inventories	241,130	233,767
Vendor deposits	49,397	20,013
Prepaid income taxes	6,718	51
Prepaid expenses and other current assets	11,983	17,298
Total current assets	543,272	694,156
Property and equipment, net	80,895	79,061
Operating lease right-of-use assets, net	60,476	40,011
Deferred tax assets — long-term	4,667	4,776
Investments — long-term	600	1,035
Other long-term assets	69,779	71,946
Total assets	$759,689	$890,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,288	$112,071
Taxes payable	8,373	14,496
Debt — short-term	23,865	23,865
Other current liabilities	106,818	125,980
Total current liabilities	241,344	276,412
Income taxes payable — long-term	97,482	104,022
Operating lease liabilities —long-term	51,147	32,258
Debt — long-term	698,725	467,030
Other long-term liabilities	5,988	8,564
Total liabilities	1,094,686	888,286
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,781,979 and 62,582,858 outstanding as of March 31, 2022 and June 30, 2021, respectively	61	63
Additional paid–in capital	—	—
Accumulated other comprehensive (loss) income	(432)	1
Retained earnings equity (deficit)	(334,626)	2,635
Total stockholders’ equity (deficit)	(334,997)	2,699
Total liabilities and stockholders’ equity	$759,689	$890,985

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues	358,068	$467,237	$1,248,547	$1,420,206
Cost of revenues	242,050	244,499	748,369	738,678
Gross profit	116,018	222,738	$500,178	$681,528
Operating expenses:
Research and development	35,261	30,483	100,181	85,208
Sales, general and administrative	18,151	13,255	50,302	36,556
Total operating expenses	53,412	43,738	150,483	121,764
Income from operations	62,606	179,000	349,695	559,764
Interest expense and other, net	(3,252)	(4,890)	(9,784)	(12,420)
Income before income taxes	59,354	174,110	339,911	547,344
Provision for income taxes	9,000	28,035	53,758	85,092
Net income	$50,354	$146,075	$286,153	$462,252
Net income per share of common stock:
Basic	$0.82	$2.33	$4.61	$7.33
Diluted	$0.82	$2.32	$4.61	$7.32
Weighted average shares used in computing net income per share of common stock:
Basic	61,411	62,810	62,089	63,084
Diluted	61,435	62,865	62,125	63,148

Other comprehensive income:
Unrealized gain (losses) on available-for-sale securities	$(439)	$(1)	$(433)	$(6)
Other comprehensive loss	(439)	(1)	(433)	(6)
Comprehensive income	$49,915	$146,074	$285,720	$462,246

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three and Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	132,150	—	132,150
Other comprehensive income (loss)	—	—		—	(1)	(1)
Stock options exercised	1,605	—	17	—	—	17
Restricted stock units issued, net of tax withholdings	7,887	—	(952)	—	—	(952)
Repurchases of Common Stock	(130,994)	(1)	125	(39,376)	—	(39,252)
Stock-based compensation expense	—	—	810	—	—	810
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(37,499)	—	(37,499)
Balances at September 30, 2021	62,461,356	$62	$—	$57,910	$—	$57,972
Net Income	—	—	—	103,649	—	103,649
Other comprehensive income (loss)	—	—	—	—	7	7
Stock options exercised	2,584	—	36	—	—	36
Restricted stock units issued, net of tax withholdings	7,947	—	(181)	—	—	(181)
Repurchases of Common Stock	(434,271)	—	(587)	(128,457)	—	(129,044)
Stock-based compensation expense	—	—	819	—	—	819
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(37,445)	—	(37,445)
Balances at December 31, 2021	62,037,616	$62	$87	$(4,343)	$7	$(4,187)
Net Income	—	—	—	50,354	—	50,354
Other comprehensive income (loss)	—	—	—	—	(439)	(439)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	7,225	—	(52)	—	—	(52)
Repurchases of Common Stock	(1,264,974)	(1)	(932)	(343,777)	—	(344,710)
Stock-based compensation expense		—	874	—	—	874
Dividends paid on Common Stock ($0.60 per share)		—	—	(36,860)	—	(36,860)
Balances at March 31, 2022	60,781,979	$61	$—	$(334,626)	$(432)	$(334,997)

See notes to consolidated financial statements.

	Three and Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	156,509	—	156,509
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	2,194	—	21	—	—	21
Restricted stock units issued, net of tax withholdings	8,768	—	(615)	—	—	(615)
Repurchases of Common Stock	(602,003)	(1)	(593)	(96,994)	—	(97,588)
Stock-based compensation expense	—	—	740	—	—	740
Dividends paid on Common Stock ($0.40 per share)	—	$—	$—	$(25,470)	$—	$(25,470)
Balances at September 30, 2020	63,096,850	$63	$—	$(261,933)	$8	$(261,862)
Net Income				159,668		159,668
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock options exercised	2,384	—	22	—	—	22
Restricted stock units issued, net of tax withholdings	8,141	—	(201)	—	—	(201)
Repurchases of Common Stock	(309,133)	—	(516)	(54,542)	—	(55,058)
Stock-based compensation expense	—	—	750	—	—	750
Dividends paid on Common Stock ($0.40 per share)	—	$—		$(25,115)		$(25,115)
Balances at December 31, 2020	62,798,242	$63	$55	$(181,922)	$4	$(181,800)
Net Income	—	—	—	146,075	—	146,075
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Stock options exercised	4,372	—	48	—	—	48
Restricted stock units issued, net of tax withholdings	11,512	—	(182)	—	—	(182)
Repurchases of Common Stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	775		—	775
Dividends paid on Common Stock ($0.30 per share)	—	—	—	(25,124)	—	(25,124)
Balances at March 31, 2021	62,814,126	$63	$696	$(60,971)	$3	$(60,209)
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$286,153	$462,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,110	8,313
Recovery of impaired investment	(902)	—
Amortization of debt issuance costs	990	1,462
Non-cash lease expense	1,029	226
Premium amortization and (discount accretion), net	35	5
Write off unamortized debt issuance costs	—	267
Provision for inventory obsolescence	1,437	569
Provision for sales returns	83	—
Provision for loss on vendor deposits and purchase commitments	8,430	7,502
Stock-based compensation	2,503	2,265
Deferred taxes	109	595
Change in unrealized loss on available-for-sale securities	(407)	—
Other, net	—	495
Changes in operating assets and liabilities:
Accounts receivable	84,808	(45,166)
Inventories	(13,520)	60,837
Vendor deposits	(34,844)	(3,554)
Prepaid income taxes	(6,667)	2
Prepaid expenses and other assets	5,871	(27,059)
Accounts payable	(9,812)	(91,447)
Income taxes payable	(12,663)	(26,224)
Deferred revenues	(2,721)	8,798
Accrued and other liabilities	(19,742)	87,635
Net cash provided by operating activities	$300,280	$447,773
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(11,063)	(16,002)
Purchase of investments	(864)	—
Proceeds from maturities of investments	1,209	922
Net cash provided by (used in) investing activities	$(10,718)	$(15,080)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	—	37,500
Proceeds from borrowing under the credit facility- Revolver	250,000	75,000
Repayment against credit facility- Revolver	—	(180,000)
Repayment against credit facility- Term	(18,750)	(12,500)
Debt issuance costs	—	(3,257)
Repurchases of common stock	(513,005)	(152,646)
Payment of common stock cash dividends	(111,804)	(75,709)
Proceeds from exercise of stock options	76	91
Tax withholdings related to net share settlements of equity awards	—	(998)
Net settlement of restricted stock units	(1,185)	—
Net cash (used in) financing activities	$(394,668)	$(312,519)
Net increase (decrease) in cash and cash equivalents	(105,106)	120,174
Cash and cash equivalents at beginning of period	249,418	142,617
Cash and cash equivalents at end of period	$144,312	$262,791
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$72,826	$110,766
Interest paid	$7,403	$9,453
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$27,524	$20,773
Unpaid stock repurchases	$10,000	$—
Unpaid property and equipment and other long-term assets	$264	$49
Net unsettled investment purchases	$—	$1,234

See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION
Business — Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.
The Company operates on a fiscal year ending June 30. In this Quarterly Report, the fiscal year ending June 30, 2022 is referred to as “fiscal 2022” and the fiscal year ended June 30, 2021 is referred to as “fiscal 2021”.
Basis of Presentation— The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2021 consolidated balance sheet was derived from the audited consolidated financial statements as of that date. All significant intercompany transactions and balances have been eliminated.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2021, included in its Annual Report on Form 10-K, as filed with the SEC on August 27, 2021 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for any future periods.
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
As of March 31, 2022 and June 30, 2021, the Company’s customer deposits were $1.6 million and $2.7 million, respectively.
As of March 31, 2022, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $21.5 million and $6.0 million, respectively.
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
The Company held no Level 3 financial instruments as of March 31, 2022 and June 30, 2021.
The following tables summarize the Company’s financial instruments’ cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2022 and June 30, 2021 (in thousands):

	March 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Money market funds	$33	$—	$—	$33	$33	$—	$—
Corporate securities	901	—	(407)	494	—	494	—
Subtotal	$934	$—	$(407)	$527	$33	$494	$—

Level 2
Corporate securities	$2,332	$—	$(25)	$2,307	$—	$1,757	$550
U.S agency securities	20	—	—	20	—	—	20
US Government Bonds	30		—	30	—	—	30
Subtotal	$2,382	$—	$(25)	$2,357	$—	$1,757	$600

Total	$3,316	$—	$(432)	$2,884	$33	$2,251	$600

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

During the three and nine months ended March 31, 2022 and March 31, 2021, interest income on the Company's investment securities was immaterial.

The following table represents the Company's marketable securities that had been in continuous unrealized loss position for less than 12 months and for 12 months or greater as of March 31, 2022 (in thousands):

	Continuous Unrealized Loss
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable securities	$2,851	$—	$2,851
Unrealized loss	(432)	—	(432)
The Company had no continuous unrealized loss position from marketable securities as of June 30, 2021.
The following table represents the costs and fair value of cash equivalents and investments by contractual maturity as of March 31, 2022 (in thousands):

	Available-For-Sale
	Cost	Fair Value
Due within 1 year and money market funds	$1,805	$1,790
Available for sale corporate securities	901	494
Due after 1 year through 5 years	610	600
Total	$3,316	$2,884
For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.
As of March 31, 2022 and June 30, 2021, the Company had outstanding loans associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of March 31, 2022 and June 30, 2021, the fair value of the Company’s debt, which is carried at historical cost was $725.0 million and $493.8 million, respectively.
NOTE 5—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income	$50,354	$146,075	$286,153	$462,252
Denominator:
Weighted-average shares used in computing basic earnings per share	61,411	62,810	62,089	63,084
Add—dilutive potential common shares:
Stock options	5	15	7	18
Restricted stock units	19	40	29	46
Weighted-average shares used in computing diluted net income per share	61,435	62,865	62,125	63,148
Net income per share of common stock:
Basic	$0.82	$2.33	$4.61	$7.33
Diluted	$0.82	$2.32	$4.61	$7.32

The Company does not have any potentially dilutive securities that would have an anti-dilutive effect on the net income per share amounts.
NOTE 6—BALANCE SHEET COMPONENTS
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Finished goods	$234,242	$228,514
Raw materials	6,888	5,253
Total	$241,130	$233,767
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Testing equipment	$16,499	$15,279
Tooling equipment	17,168	15,490
Leasehold improvements	18,472	15,071
Computer and other equipment	10,489	8,966
Software	10,477	7,842
Furniture and fixtures	2,652	2,529
Corporate aircraft	65,807	65,807
Property and equipment, gross	141,564	130,984
Less: Accumulated depreciation	(60,669)	(51,923)
Property and equipment, net	$80,895	$79,061
Other Long-term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Hong Kong Tax deposit (1)	57,119	57,423
Intangible assets, net (2)	7,617	8,684
Other long-term assets, net	5,043	5,839
Total	$69,779	$71,946

(1) . The Company expects the $57.1 million of deposits made with the IRD to be refunded upon completion of the audit. The deposit is a Hong Kong dollar denominated deposit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $3.9 million and 2.8 million as of March 31, 2022 and June 30, 2021, respectively.

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Deferred revenue — short-term	$21,472	21,617
Accrued expenses	30,456	21,702
Lease liability— current	11,755	9,149
Warranty accrual	6,097	4,812
Accrued compensation and benefits	4,906	5,273
Customer deposits	1,555	2,693
Reserve for sales returns	2,317	2,242
Unpaid Stock Repurchases	10,000	—
Inventory received not billed	9,286	55,548
Other payables	8,974	2,944
Total	$106,818	$125,980
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Deferred Revenue — long-term	$5,988	$8,564
Total	$5,988	$8,564
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
Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
Beginning balance	$4,812	$4,538
Accruals for warranties issued during the period	$6,342	6,680
Changes in liability for pre-existing warranties during the period	$790	(1,114)
Settlements made during the period	$(5,847)	(5,351)
Ending balance	$6,097	$4,753
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
The Company incurred $3.3 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the facilities.
The Company’s debt consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Term Facility - short term	$25,000	$25,000
Debt issuance costs, net	(1,135)	(1,135)
Total debt - short term	23,865	23,865
Term Facility - long term	450,000	468,750
Revolving Facility - long term	250,000	—
Debt issuance costs, net	(1,275)	(1,720)
Total debt - long term	$698,725	$467,030
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
The Facilities
As of March 31, 2022, $475.0 million was outstanding on the Term Facility and the Company borrowed $250.0 million balance on the Revolving Facility, leaving $450.0 million available on the Revolving Facility.
Term Facility:
During the nine months ended March 31, 2022, the Company made aggregate payments of $24.7 million under the Term Facility, of which $18.8 million was repayment of principal and $5.9 million was payment of interest.

As of March 31, 2022, the interest rate on the term loan was 1.96%. As of April 29, 2022, the most currently available reset date, the Term Facility has an interest rate of 2.26%.
Revolving Facility:
Under the Third Amended and Restated Credit Agreement, during the three months ended March 31, 2022, the Company did not make any aggregate payments under the Revolving Facility.

Debt Payment Obligations	Interest Rate as of March 31, 2022	Rate Reset Date	Reset Rate
$25 Million Revolver	1.81%	April 8, 2022	1.95%
$75 Million Revolver	1.82%	April 11, 2022	1.99%
$50 Million Revolver	1.82%	April 11, 2022	1.99%
$60 Million Revolver	1.89%	April 14, 2022	2.05%
$40 Million Revolver	1.95%	April 25, 2022	2.17%

The following table summarizes the Company’s estimated debt and interest payment obligations as of March 31, 2022, for the remainder of fiscal 2022 and future fiscal years (in thousands):

	2022 (remainder)	2023	2024	2025	2026	Thereafter	Total
Debt payment obligations	$6,250	$25,000	$25,000	$25,000	$643,750	$—	$725,000
Interest and other payments on debt payment obligations (1)	3,815	14,992	14,535	13,999	10,146	—	57,487
Total	$10,065	$39,992	$39,535	$38,999	$653,896	$—	$782,487

(1) - Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2022. Although the Company’s interest rates on our debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.
NOTE 9—LEASES
The Company enters into agreements under which it leases various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of the Company’s leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of March 31, 2022, the Company included such options in determining the lease terms for certain of the Company’s leases because the Company was reasonably certain that it would exercise the extension options. Most of the Company’s leases require it to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.
The following table summarizes the Company’s lease costs for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Financial Statement Classification	Three Months Ended March 31,		Nine Months Ended March 31,
		2022	2021	2022	2021
Operating lease costs:
Fixed lease costs	Operating expenses	$2,390	$1,994	$6,861	$5,652
Fixed lease costs	Cost of revenues	1,051	507	3,347	1,525
Variable lease costs	Operating expenses	230	244	549	639
Variable lease costs	Cost of revenues	139	113	468	327
Total lease costs		$3,810	$2,858	$11,225	$8,143

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for nine months ended March 31, 2022 and 2021 were $0.4 million and immaterial, respectively. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and nine months ended March 31, 2022, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $3.8 million and $10.2 million, respectively. For the three and nine months ended March 31, 2021, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $2.8 million and $8.2 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.
The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2022:

Remainder of Fiscal 2022	$3,397
Fiscal 2023	12,578
Fiscal 2024	11,952
Fiscal 2025	11,047
Fiscal 2026	7,322
Thereafter	21,580
Total future fixed operating lease payments	$67,876

Less: Imputed interest	$4,974
Total operating lease liabilities	$62,902

Weighted-average remaining lease term - operating leases	8 years
Weighted-average discount rate - operating leases	2.2%
NOTE 10—COMMITMENTS AND CONTINGENCIES
Operating Leases
See Note 9- Leases for future minimum lease payments under non-cancelable operating leases as of March 31, 2022.
Purchase Obligations
The Company subcontracts with third parties to manufacture its products and has purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by the Company. If the Company cancels all or part of the orders, the Company may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture the Company's products. The Company periodically reviews the potential liability, and as of March 31, 2022, the Company recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of March 31, 2022. The Company’s consolidated financial position and results of operations could be negatively impacted if it were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company may be subject to additional purchase obligations for supply agreements and components ordered by its contract manufacturers based on manufacturing forecasts it provides them each month. The Company estimates the amount of these additional purchase obligations to range from $185.6 million to $1,294.2 million as of March 31, 2022, depending upon the timing of orders placed for these components by its contract manufacturers.
Other Obligations
As of March 31, 2022, the Company has other obligations of $3.1 million which consisted primarily of commitments related to raw materials and research and development projects.
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
A claim construction hearing took place on January 18, 2022 before a court-appointed Special Master and, on January 27, 2022, the Special Master issued his Report and Recommendation. On February 17, 2022, the Company and the remaining defendants filed Objections to the Special Master’s Report and Recommendation and a motion for judgement on the pleadings regarding the ‘728 patent. Defendants’ Objection to the Special Master’s Report and Recommendation and the Motion for Judgement on the Pleadings are both pending before the Court
Trial in the New Action is currently scheduled for October 11, 2022.
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
On January 5, 2022, lead plaintiff voluntarily dismissed the Securities Action.

NOTE 11—COMMON STOCK AND TREASURY STOCK
Common Stock Repurchases

On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company may repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the three months ended March 31, 2022, under the 2020 May Program, the Company repurchased and retired 509,555 shares of common stock at an average price per share of $294.05 for an aggregate amount of $149.8 million. As of March 31, 2022, the Company had $0.0 million available for share repurchases under the 2020 May Program.
On February 1, 2022, the Company's Board of Directors approved a $300 million stock repurchase program (the “2022 February Program”). Under the 2022 February Program, the Company may repurchase up to $300 million of its common stock. The 2022 February Program expires on June 30, 2023. During the three months ended March 31, 2022, under the 2022 February Program, the Company repurchased and retired 755,419 shares of common stock at an average price per share of $257.97 for an aggregate amount of $194.9 million. As of March 31, 2022, the Company had $105.1 million available for share repurchases under the 2022 February Program.
The following table provides information with respect to the Company’s 2020 May Program and 2022 February Program and the activity under the available share repurchase programs during the nine months ended March 31, 2022 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 8, 2020	$500 million	1,074,820	$295.98	$318.1	July 7, 2021 - February 3, 2022	$—	03/31/2022
February 1, 2022	$300 million	755,419	$257.97	$194.9	February 4, 2022 - March 31, 2022	$105.1	6/30/2023

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the three and nine months ended March 31, 2022 and 2021, the Company’s accumulated other comprehensive income includes net unrealized gains and losses from the Company’s available-for-sale securities, respectively.
NOTE 13—STOCK BASED COMPENSATION
Stock-Based Compensation Plans
The Company’s 2020, 2010 and 2005 Equity Incentive Plan are described in the Company’s Annual Report.
As of March 31, 2022, the Company had 4,986,708 authorized shares available for future issuance under all of its stock incentive plans.
Stock-Based Compensation
The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of revenues	$18	$23	$63	$80
Research and development	629	538	1,786	1,560
Sales, general and administrative	227	214	654	625
	$874	$775	$2,503	$2,265
Stock Options
The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2022:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2021	10,525	$11.51	1.29	$3,165
Exercised	(6,301)	$12.01
Forfeitures and cancellations	—	$—
Balance, March 31, 2022	4,224	$10.77	0.62	$1,200
Vested as of March 31, 2022	4,224	$10.77	0.62	$1,200
Vested and exercisable as of March 31, 2022	4,224	$10.77	0.62	$1,200
During the three months ended March 31, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.5 million and $1.4 million, respectively, as determined as of the date of option exercise.
During the nine months ended March 31, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $1.8 million and $2.4 million, respectively, as determined as of the date of option exercise.
As of March 31, 2022, the Company had no unrecognized compensation costs related to stock options.
The Company did not grant any employee stock options during the three and nine months ended March 31, 2022 and 2021.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2021	61,533	$143.28
RSUs granted	21,600	$307.34
RSUs vested	(26,886)	$116.89
RSUs canceled	(2,825)	$154.69
Non-vested RSUs, March 31, 2022	53,422	$222.29
The intrinsic value of RSUs vested in the three months ended March 31, 2022 and 2021 was $2.2 million and $3.2 million, respectively.
The intrinsic value of RSUs vested in the nine months ended March 31, 2022 and 2021 was $8.2 million and $7.7 million, respectively.
The total intrinsic value of all outstanding RSUs was $15.8 million as of March 31, 2022.
As of March 31, 2022, there were unrecognized compensation costs related to RSUs of $9.1 million which the Company expects to recognize over a weighted average period of 3.5 years.
NOTE 14—INCOME TAXES
The Company recorded tax provisions of $9.0 million and $53.8 million for the three and nine months ended March 31, 2022 as compared to $28.0 million and $85.1 million for the three and nine months ended March 31, 2021. The decrease is primarily related to the reduction in profit before tax and changes in the mix of profit before tax for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021.
The Company’s estimated fiscal year 2022 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under the Global Intangible Low-Taxes Income (GILTI) rules.
As of March 31, 2022, the Company had approximately $35.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended March 31, 2022, the Company recorded an increase of its unrecognized tax benefits of $0.9 million. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of March 31, 2022, the Company had $4.2 million accrued interest related to uncertain tax matters.
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
During fiscal years 2020, 2019, and 2018, the Company made a total of $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2015 tax years. On December 30, 2020, the Company received notification that the Hong Kong IRD is seeking an additional $67.8 million deposit covering the 2015 tax year. The Company has filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $22.0 million which was remitted on March 26, 2021. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $57.1 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it is possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.
In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-U.S. entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company has formally protested the adjustment and the case has been moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law will take place. There is a scheduled IRS Appeal conference for May 10, 2022. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.
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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
Enterprise technology	$295,043	82%	$314,875	67%	$972,173	78%	$960,507	68%
Service Provider Technology	63,025	18%	152,362	33%	276,374	22%	459,699	32%
Total revenues	$358,068	100%	$467,237	100%	$1,248,547	100%	$1,420,206	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
North America (1)	$183,575	51%	$209,515	45%	$579,711	47%	$623,835	44%
Europe, the Middle East and Africa (“EMEA”)	135,227	38%	189,573	41%	498,836	40%	587,507	41%
Asia Pacific	26,455	7%	36,145	8%	102,152	8%	115,464	8%
South America	12,811	4%	32,004	7%	67,848	5%	93,400	7%
Total revenues	$358,068	100%	$467,237	100%	$1,248,547	100%	$1,420,206	100%

(1)    Revenue for the United States was $173.9 million and $193.2 million for the three months ended March 31, 2022 and 2021, respectively.
Revenue for the United States was $536.8 million and $582.1 million for the nine months ended March 31, 2022 and 2021, respectively,

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with net revenues of 10% or greater of total revenues.

NOTE 16—SUBSEQUENT EVENTS
Stock Repurchases
Between April 1, 2022 and May 5, 2022, the Company repurchased 363,614 shares of common stock at an average price of $289.11 for an aggregate amount of $105.1 million.
On May 3, 2022, the Company’s Board of Directors approved a new $200 million stock repurchase program (the “2022 May Program”). Under the 2022 May Program, the Company is authorized to repurchase up to $200 million of common stock. The 2022 May Program expires on September 30, 2023.
Dividends
On May 3, 2022, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on May 23, 2022 to shareholders of record at the close of business on May 16, 2022. Any future dividends will be subject to the approval of the Company’s Board of Directors.
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

We distribute our products through a worldwide network of over 100 distributors and online retailers and direct to customers through our webstores.
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
Recent Developments
Russia-Ukraine Military Conflict- We are monitoring the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated economic sanctions. While the impact to our operations in Ukraine and its surrounding countries has not been material to our business or results of operations as of the date hereof, the full impact of the military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our operations in Ukraine and its surrounding countries, and its impact on global supply chains. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.
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
We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 67% of our revenues during the nine months ended March 31, 2022. Direct sales accounted for 33% of our revenue during the nine months ended March 31, 2022.
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
Results of Operations
Comparison of Three and Nine Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	(In thousands, except percentages)
Revenues	$358,068	100%	$467,237	100%	$1,248,547	100%	$1,420,206	100%
Cost of revenues (1)	242,050	68%	244,499	52%	748,369	60%	738,678	52%
Gross profit	116,018	32%	222,738	48%	500,178	40%	681,528	48%
Operating expenses:
Research and development (1)	35,261	10%	30,483	7%	100,181	8%	85,208	6%
Sales, general and administrative (1)	18,151	5%	13,255	3%	50,302	4%	36,556	3%
Total operating expenses	53,412	15%	43,738	10%	150,483	12%	121,764	9%
Income from operations	62,606	17%	179,000	38%	349,695	28%	559,764	39%
Interest expense and other, net	(3,252)	(1%)	(4,890)	(1%)	(9,784)	(1%)	(12,420)	(1%)
Income before income taxes	59,354	16%	174,110	37%	339,911	27%	547,344	38%
Provisions for income taxes	9,000	3%	28,035	6%	53,758	4%	85,092	6%
Net income	$50,354	13%	$146,075	31%	$286,153	23%	$462,252	32%
(1) Includes stock-based compensation as follows:
Cost of revenues	18		23		63		80
Research and development	629		538		1,786		1,560
Sales, general and administrative	227		214		654		625
Total stock-based compensation	874		775		2,503		2,265
Revenues
Total revenues decreased $109.1 million, or 23%, from $467.2 million in the three months ended March 31, 2021 to $358.1 million in the three months ended March 31, 2022.
Total revenues decreased $171.7 million, or 12%, from $1420.2 million in the nine months ended March 31, 2021 to $1248.5 million in the nine months ended March 31, 2022.
The decline in revenue for the quarter ended March 31, 2022, as compared to the comparable prior year period, was primarily driven by decreases in revenue in both the Enterprise Technology and Service Provider Technology platforms. The decline in revenue for the nine months ended March 31, 2022, as compared to the comparable prior year period, was primarily driven by a decrease in revenue in the Service Provider Technology platform. Overall, revenues were significantly negatively impacted by our inability to fulfill demand due to the global component supply shortage and the continued outbreaks of COVID around the world.

Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	(in thousands, except percentages)
Enterprise technology	$295,043	82%	$314,875	67%	$972,173	78%	$960,507	68%
Service Provider Technology	63,025	18%	152,362	33%	276,374	22%	459,699	32%
Total revenues	$358,068	100%	$467,237	100%	$1,248,547	100%	$1,420,206	100%

Enterprise Technology revenue decreased $19.9 million, or 6.3%, from $314.9 million in the three months ended March 31, 2021 to $295.0 million in the three months ended March 31, 2022 and increased $11.7 million, or 1%, from $960.5 million in the nine months ended March 31, 2021 to $972.2 million in the nine months ended March 31, 2022.
The decrease in Enterprise Technology revenue during the three months ended March 31, 2022, as compared to the same period in the prior year, was primarily due to decreased revenue in our UniFi technology platform across all geographic regions other than North America.
The increase in Enterprise Technology revenue during the nine months ended March 31, 2022, as compared to the same period in the prior year, was primarily due to increased revenue from our UniFi technology platform across all geographic regions other than EMEA.
Service Provider Technology revenue decreased $89.4 million, or 59%, from $152.4 million in the three months ended March 31, 2021 to $63.0 million in the three months ended March 31, 2022 and decreased $183.3 million, or 40%, from $459.7 million in the nine months ended March 31, 2021 to $276.4 million in the nine months ended March 31, 2022.
The decrease in Service Provider Technology revenue during the three and nine months ended March 31, 2022, as compared to the same periods in the prior year, was primarily due to decreased revenue in all of our product platforms across all geographic regions.
Revenues by Geography
We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	(in thousands, except percentages)
North America(1)	$183,575	51%	$209,515	45%	$579,711	47%	$623,835	44%
Europe, the Middle East and Africa (“EMEA”)	135,227	38%	189,573	41%	498,836	40%	587,507	41%
Asia Pacific	26,455	7%	36,145	8%	102,152	8%	115,464	8%
South America	12,811	4%	32,004	7%	67,848	5%	93,400	7%
Total revenues	$358,068	100%	$467,237	100%	$1,248,547	100%	$1,420,206	100%

(1) Revenue for the United States was $173.9 million and $193.2 million for the three months ended March 31, 2022 and 2021, respectively. Revenue for the United States was $536.8 million and $582.1 million for the nine months ended March 31, 2022 and 2021, respectively.
North America
Revenues in North America decreased $25.9 million, or 12%, from $209.5 million in the three months ended March 31, 2021 to $183.6 million in the three months ended March 31, 2022 and decreased $44.1 million, or 7%, from $623.8 million in the nine months ended March 31, 2021 to $579.7 million in the nine months ended March 31, 2022.
The decrease in North America revenues during the three and nine months ended March 31, 2022 as compared to the same periods in the prior year, was primarily due to decreased revenue from our Service Provider Technology products offset, in part, by increased revenue from Enterprise Technology products.

Europe, the Middle East, and Africa (EMEA)
Revenues in EMEA decreased $54.4 million, or 29%, from $189.6 million in the three months ended March 31, 2021 to $135.2 million in the three months ended March 31, 2022 and decreased $88.7 million, or 15%, from $587.5 million in the nine months ended March 31, 2021 to $498.8 million in the nine months ended March 31, 2022.
The decrease in EMEA revenues during the three and nine months ended March 31, 2022 as compared to the same periods in the prior year, was primarily due to decreased revenue from both our Service Provider Technology and Enterprise Technology products.
Asia Pacific
Revenues in the Asia Pacific region decreased $9.6 million, or 27%, from $36.1 million in the three months ended March 31, 2021 to $26.5 million in the three months ended March 31, 2022 and decreased $13.3 million, or 12%, from $115.5 million in the nine months ended March 31, 2021 to $102.2 million in the nine months ended March 31, 2022.
The decrease in Asia Pacific revenues during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to decreased revenue from both our Service Provider Technology and Enterprise Technology products. The decrease in Asia Pacific revenues during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021 was primarily due to decreased revenue from our Service Provider products offset, in part, by increased revenue from our Enterprise Technology products.
South America
Revenues in South America decreased $19.2 million, or 60%, from $32.0 million in the three months ended March 31, 2021 to $12.8 million in the three months ended March 31, 2022 and decreased $25.6 million, or 27%, from $93.4 million in the nine months ended March 31, 2021 to $67.8 million in the nine months ended March 31, 2022.
The decrease in South America revenues during the three months ended March 31, 2022 as compared to the same period in the prior year, was due to decreased revenue from both our Service Provider Technology and Enterprise Technology products.
The decrease in South America revenues during the nine months ended March 31, 2022 as compared to the same periods in the prior year, was primarily due to decreased revenue from our Service Provider Technology products offset, in part, by increased revenue from our Enterprise Technology products.
Cost of Revenues and Gross Profit
Cost of revenues decreased $2.4 million, or 1%, from $244.5 million in the three months ended March 31, 2021 to $242.1 million in the three months ended March 31, 2022. The decrease is mainly due to lower sales, offset by a change in mix of products, and higher shipping costs.
Cost of revenues increased $9.7 million, or 1%, from $738.7 million in the nine months ended March 31, 2021 to $748.4 million in the nine months ended March 31, 2022. The increase is primarily due to a change in the mix of products sold and higher component costs, shipping costs and indirect overhead expenses.
Gross profit margin decreased to 32.4% in the three months ended March 31, 2022 compared to 47.7% in the three months ended March 31, 2021, and decreased to 40.1% in the nine months ended March 31, 2022 compared to 48.0% in the nine months ended March 31, 2021, primarily driven by a change in mix of products sold and higher component costs, shipping costs and indirect overhead expenses.General transportation costs have increased materially and we continue to incur additional costs on top of these general costs to expedite shipments.
Operating Expenses
Research and Development
Research and development (“R&D”) expenses increased $4.8 million, or 16%, from $30.5 million in the three months ended March 31, 2021 to $35.3 million in the three months ended March 31, 2022. As a percentage of revenues, R&D expenses increased from 7% for the three months ended March 31, 2021 to 10% for the three months ended March 31, 2022.
R&D expenses increased $15.0 million, or 18%, from $85.2 million in the nine months ended March 31, 2021 to $100.2 million in the nine months ended March 31, 2022. As a percentage of revenues, R&D expenses increased from 6% for the nine months ended March 31, 2021 to 8% for the nine months ended March 31, 2022.
The increase in R&D expenses in the three and nine months ended March 31, 2022, as compared to both comparable prior periods, was primarily driven by higher employee related costs, depreciation and amortization and prototype testing expenses.
Sales, General and Administrative
Sales, general and administrative (“SG&A”) expenses increased $4.9 million, or 37%, from $13.3 million in the three months ended March 31, 2021 to $18.2 million in the three months ended March 31, 2022. As a percentage of revenues, SG&A expenses increased from 2.8% for the three months ended March 31, 2021 to 5.1% for the three months ended March 31, 2022.
SG&A expenses increased $13.7 million, or 38%, from $36.6 million in the nine months ended March 31, 2021 to $50.3 million in the nine months ended March 31, 2022. As a percentage of revenues, SG&A expenses increased from 3% for the nine months ended

March 31, 2021 to 4% for the nine months ended March 31, 2022.
The increase in SG&A expenses in the three months and nine months ended March 31, 2022, as compared to both comparable prior periods, was primarily driven by increased marketing expenses, increased credit card processing fees and donations to humanitarian relief organizations addressing the military conflict between Russia and Ukraine, offset by lower professional and service fees and the benefit of the Business e-mail compromise (‘BEC’) recovery recognized in the quarter ending March 31, 2021.
Provision for Income Taxes
Our provision for income taxes decreased $19.0 million, or 68%, from $28.0 million for the three months ended March 31, 2021 to $9.0 million for the three months ended March 31, 2022. Our effective tax rate decreased to 15.2% for the three months ended March 31, 2022 as compared to 16.1% for the three months ended March 31, 2021.
Our provision for income taxes decreased $31.3 million, or 37%, from $85.1 million for the nine months ended March 31, 2021 to $53.8 million for the nine months ended March 31, 2022. Our effective tax rate increased to 15.8% for the nine months ended March 31, 2022 as compared to 15.5% for the nine months ended March 31, 2021.
The change in effective tax rates for the three and nine months ended March 31, 2022 as compared to the same periods in the prior year was primarily driven by changes in the mix of the income earned in various tax jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. Our principal uses for liquidity are to fund normal operations, to fund payments of the Company’s debt, dividends and stock repurchases, and to fund research and development expenses. We had cash and cash equivalents of $144.3 million and $249.4 million as of March 31, 2022 and June 30, 2021, respectively.
Consolidated Cash Flow Data
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$300,280	$447,773
Net cash provided by (used in) investing activities	(10,718)	(15,080)
Net cash (used in) financing activities	(394,668)	(312,519)
Net increase (decrease) in cash and cash equivalents	$(105,106)	$120,174

Cash Flows from Operating Activities
Net cash provided by operating activities in the nine months ended March 31, 2022 consisted primarily of net income of $286.2 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $9.3 million. This net change consisted primarily of a $13.5 million increase in inventory, $34.8 million increase in vendor deposits, a $84.8 million decrease in accounts receivable, a $29.6 million decrease in net accounts payable and accrued liabilities, a $12.7 million decrease in taxes payable due to the timing of federal tax payments and a $5.9 million decrease in prepaid expense and other assets.
Net cash provided by operating activities in the nine months ended March 31, 2021 consisted primarily of net income of $462.3 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $36.2 million. This net change consisted primarily of a $60.8 million decrease in inventory offset by $3.6 million increase in vendor deposit, $3.8 million decrease in net accounts payable and accrued liabilities, a $45.2 million increase in accounts receivable due to higher revenue for the period, a $26.2 million decrease in taxes payable due to the timing of federal tax payments and a $27.1 million increase in prepaid expense and other assets.
Cash Flows from Investing Activities
We used $10.7 million of cash in investing activities during the nine months ended March 31, 2022. Our investing activities consisted primarily of $11.1 million of capital expenditures and $0.9 million purchase of investments, partially offset by maturities of investment securities of $1.2 million.
We used $15.1 million of cash in investing activities during the nine months ended March 31, 2021. Our investing activities consisted of $16.0 million of capital expenditures and purchase of intangible assets, partially offset by maturities of investment securities of $0.9 million.
Cash Flows from Financing Activities
We used $394.7 million of cash in financing activities during the nine months ended March 31, 2022. During the nine months ended

March 31, 2022, we used $231.3 million of net funds for repayments under the Company's credit facilities, $513.0 million related to the repurchase of our common stock and $111.8 million related to dividends paid on our common stock.
We used $312.5 million of cash in financing activities during the nine months ended March 31, 2021. During the nine months ended March 31, 2021, we used $80.0 million of net funds for repayments under the facilities, used $152.6 million related to the repurchase of our common stock and used $75.7 million related to dividends paid on our common stock.
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2022.
Based upon our historical experience and information known as of the date of this report, we do not believe it is likely that we have a material liability for the above indemnities as of March 31, 2022.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.
Purchase Obligations
We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of March 31, 2022, we have recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of March 31, 2022. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $185.6 million to $1,294.2 million as of March 31, 2022, depending upon the timing of orders placed for these components by our contract manufacturers.
Transition Tax
The Company also had obligations of $76.4 million as of March 31, 2022, related to transition tax, which represent future cash tax payments associated with the one-time U.S. transition tax on accumulated earnings of foreign subsidiaries as a result of the Tax Cuts and Jobs Act (“the Tax Act”). These obligations are included within Income taxes payable and Long-term taxes payable on our Consolidated Balance Sheets.
Other Obligations
The Company had other obligations of $3.1 million as of March 31, 2022, which consisted primarily of commitments related to raw materials and research and development projects.
Unrecognized Tax Benefits
As of March 31, 2022, we had $35.4 million of unrecognized tax benefits and an additional $4.2 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Note About Forward-Looking Statements
When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, our Facilities, future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and the impact of COVID-19 pandemic and the military conflict between Russia and Ukraine on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, the impact of COVID-19 pandemic and the military conflict between Russia and Ukraine on our business, results and liquidity, volatility in our short-term investments, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $144.3 million and $249.4 million as of March 31, 2022 and June 30, 2021, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt
We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of March 31, 2022, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $14.5 million over the next twelve months.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

•our reliance on a limited number of suppliers and our inability to predict shortages in components, such as the global shortage in chipsets, or other supply disruptions, including, without limitation, as a result of COVID-19, the military conflict between Russia and Ukraine, or our failure to identify or qualify alternative suppliers;
•disruption to the manufacturing or shipping of our products due to natural disasters, labor shortages or operational reductions from outbreaks of diseases or other public health events, including, without limitation, COVID-19, the military conflict between Russia and Ukraine, or similar disruptions in the countries or regions in which our contract manufacturers or logistics contractors are located;
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
•exposure to increased economic and operational uncertainties from our international operations, including, without limitation, as a result of foreign policy and geopolitical developments, particularly those involving China and Russia, varying legal and regulatory regimes and the effects of foreign currency exchange rates;
•the failure of our foreign warehouse and logistics providers to safeguard, manage and properly report our inventory;
•exposure to increased operational risks and liability to the extent we develop our own foreign manufacturing capacity;
•our inability to manage geographically dispersed research and development teams;
•our limited ability to obtain and enforce our intellectual property rights, particularly in China, Russia and South America;
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
The Company must order components for its products and build inventory, both of finished products and components, in advance of new product announcements and shipments. Decisions to build inventory for new products or to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions and may expose us to a greater risk of carrying excess or obsolete inventory. Because the markets in which the Company competes are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory or not fully utilize firm purchase commitments.
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
Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or have reliability, quality or compatibility problems, we may not be able to correct these problems promptly or successfully. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs, and other costs relating to regulatory proceedings, product recalls and litigation, which could harm our reputation and results of operations. Undetected defects or bugs may lead to negative online Internet reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches, especially for our consumer products. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Moreover, we may offer stock rotation rights to our distributors. If we experience greater returns from retailers or end customers, or greater warranty claims, in excess of our reserves, our business, revenue and results of operations could be harmed.
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
Maintaining and enhancing our brand is critical to expanding our base of distributors and end customers. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide products and solutions that address the price performance characteristics sought by end customers and the users of our products and services, particularly in developing markets which comprise a significant part of our business. If we fail to promote, maintain and protect our brand successfully, our ability to sustain and expand our business and enter new markets will suffer.
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
We use components that are subject to price fluctuations, shortages or interruptions of supply, including chipsets that have been subject to ongoing significant shortages. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components could delay or disrupt the supply of our products and affect our business, results of operations and financial condition. In fiscal 2021 and fiscal 2022, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture or products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. Should the shortage of chipsets and other components used to manufacture our products continue, there is no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.
We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions, including, without limitation, due to increasing demand for electronics and reductions in supply as a result of COVID-19, may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm Atheros and Broadcom, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.

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
Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems and military conflicts which could adversely affect our business, results of operations and financial condition.
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York and we have operations in Ukraine and its surrounding countries. The risks of earthquakes, extreme storms and other natural disasters or military conflicts in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict in Ukraine and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and, along with the military conflict in Ukraine, may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, we have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional costs to expedite deliveries of components and services. The disruptions in our supply chain have not been fully remediated as of the date of this report. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.
Additionally, the extent to which the military conflict between Russia and Ukraine may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our employees and contractors in Ukraine and surrounding countries, and its impact on global supply chains. A worsening of the conflict in Ukraine or the spread of the conflict to surrounding countries could adversely affect our business, results of operations, liquidity, and financial condition.

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
We have and we may continue to invest and dedicate resources into new growth areas, such as consumer products, while also focusing on our enterprise and service provider technologies. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our results of operations may be adversely affected. Additionally, as we invest and dedicate resources into new growth areas, there is no assurance that we may succeed at maintaining our competitive position in enterprise and service provider technologies.
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
With some of our consumer products, we depend on retailers to provide adequate and attractive space for our products in their stores. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our consumer products. If our retailers do not adequately display our products, choose to reduce the space for our products in their stores or locate them in less than premium positioning, choose not to carry some or all of our consumer products or promote competitors’ products over ours, or do not effectively explain to customers the advantages of our consumer products, our sales could decrease and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties, or change the focus of their businesses in a way that de-emphasized the sale of our products.
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
From time to time, we may maintain a portfolio of marketable securities in a variety of instruments, which may include, but not be limited to, money market funds, corporate bonds, U.S. agency bonds and commercial papers. These investments are subject to general credit, liquidity, market, and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. These market risks associated with our investment portfolio may have a negative adverse effect on our business, results of operations, and financial condition.
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
•increased financial accounting and reporting burdens and complexity; and
•political, social and economic instability in some jurisdictions, including impacts of the military conflict between Russia and Ukraine and the responses by governments worldwide to such conflict.
Additionally, changes in the local political, social and economic environment in the countries in which we operate, including Taiwan and Ukraine and its surrounding countries, could adversely affect our operations outside of the United States, as well as our business, results of operations and financial condition.
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
The foreign policies of governments may be volatile and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes or other retaliatory trade measures that may cause us to raise prices, prevent us from offering products or providing services to particular entities or markets, may cause us to make changes to our operations, or create delays and inefficiencies in our supply chain. For example, political unrest and uncertainties in the Middle East and Eastern Europe, including the military conflict between Russia and Ukraine, may lead to disruptions in commerce in those regions, which would in turn impact our sales to those regions. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.
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
As of March 31, 2022, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility, was $475.0 million and $250.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.
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
As of May 6, 2022, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.
Not paying cash dividends to our stockholders, or repurchasing shares of our common stock pursuant to our previously announced stock repurchase program, could cause the market price for our common stock to decline.
Our payment of cash dividends is subject to, among other things, declaration by the Board of Directors of the Company, our financial position and results of operations, available cash and cash flow, capital requirements, our obligations, contingent liabilities, applicable corporate legal requirements, and other factors. If the Company fails to meet expectations related to dividends, its stock price may decline, which could have a material adverse impact on investor confidence and employee retention. These and other factors may also affect the continuation of, or activity under, our previously announced stock repurchase program. Failure to pay cash dividends could cause the market price of our common stock to decline. The discontinuance of, or lack of activity under, our previously announced stock repurchase program could also result in a lower market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the nine months ended March 31, 2022 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 8, 2020	$500 million	1,074,820	$295.98	$318.1	July 7, 2021 - February 3, 2022	$—	03/31/2022
February 1, 2022	$300 million	755,419	$257.97	$194.9	February 4, 2022 - March 31, 2022	$105.1	6/30/2023
Common Stock repurchases activity under the share repurchase program during the three months ended March 31, 2022 was as follows (in millions, except share and per share amounts):

2020 May Program
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
January 1, 2022 - January 31, 2022	446,262	$294.28	446,262	$18.5
February 1, 2022 - February 28, 2022	63,293	$292.41	63,293	$—
March 1, 2022 - March 31, 2022	—	$—	—	$—
Total	509,555	$294.05	509,555	$—

2022 February Program
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	326,404	$244.72	326,404	$220.1
March 1, 2022 - March 31, 2022	429,015	$268.05	429,015	$105.1
Total	755,419	$257.97	755,419	$105.1

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

UBIQUITI INC.

Dated:	May 6, 2022	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 6, 2022	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)