Form 10-K
period 2022-06-30
Ubiquiti Inc.
filed 2022-08-26
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,612,192,473 based upon the closing price of $306.70 of such common stock on the New York Stock Exchange on December 31, 2021 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2021 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 25, 2022, 60,426,699 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I

Note About Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components (including chipsets) used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, the Facilities (as defined herein), future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and the impact of COVID-19 pandemic, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of the global shortage of components (including chipsets) and pricing inflation associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, the impact of COVID-19 pandemic, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Annual Report on Form 10-K, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts, including those generated by Cisco Systems, Inc. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. These industry publications, surveys and forecasts generally indicate that their information has been obtained from sources believed to be reliable. While we believe these industry publications, surveys and forecasts are reliable, we have not independently verified such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Item 1A. “Risk Factors.”

Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Inc. and its subsidiaries as a whole.
Item 1. Business

Business Overview

The Company was founded by Robert Pera in 2005. We sell equipment, and provide the related software platforms, worldwide through a network of over 100 distributors, on-line retailers and direct to customers through our webstores. Ubiquiti Inc. is focused on democratizing network technology on a global scale. Our devices play a role in creating networking infrastructure in over 200 countries and territories around the world. Our professional networking products are powered by our UISP and UniFi OS software platforms to provide high-capacity distributed Internet access and unified information technology management, respectively.

We develop technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions into three main categories: high performance networking technology for enterprises, service providers and consumers. We target the enterprise and service provider markets through our highly engaged community of service providers, distributors, value added resellers, webstores, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. We target consumers through digital marketing, including through our webstores, retail chains and, to a lesser extent, the Ubiquiti Community.

In addition to Mr. Pera, our founder, Chairman of the Board and Chief Executive Officer, who is central to our business, the majority of our human capital resources consist of entrepreneurial and de-centralized research and development (“R&D”) personnel. We do not employ a traditional direct sales force, but instead drive brand awareness through online reviews and publications, our website, our distributors and the Company’s user community where customers can interface directly with our R&D, marketing, and support teams. Our technology platforms were designed from the ground up with a focus on delivering highly-advanced and easily-deployable solutions that appeal to a global customer base.

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

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 15 to our Consolidated Financial Statements. Our revenues were $1.7 billion, $1.9 billion and $1.3 billion in the fiscal years ended June 30, 2022, 2021 and 2020, respectively. We reported net income of $378.7 million, $616.6 million and $380.3 million in the fiscal years ended June 30, 2022, 2021 and 2020, respectively. Refer to our Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K for more financial information.

Industry Overview

Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. According to Cisco Annual Internet Report, internet users as a percentage of global population will be 66% in 2023, an increase from 51% in 2018. Additionally, it is estimated that there will be 3.6 networked devices per capita connected to IP networks in 2023, up from 2.4 networked devices per capita in 2018. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has severely limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks have emerged as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.

Our Technology and Products

We offer products and solutions based on our proprietary technology across multiple markets. Utilizing low-cost hardware and innovative software and firmware, we seek to build price- performance solutions to address both enterprises and service providers.

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
•EdgeMAX - our EdgeMAX platform is a software and systems routing platform, powered by our full-featured UISP operating system that includes advanced quality of service, firewall, dynamic routing and virtual private network functionality.
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
•UniFi Switch - UniFi Switch delivers performance, switching, and power of ethernet (“PoE+”) support for enterprise networks.
•UniFi Console - UniFi Console is an Enterprise class router and security gateway device that is expandable and extends the UniFi enterprise solutions to provide cost-effective, reliable routing and advanced network security.
•UniFi Access - UniFi Access is a state-of-the art door access system that is easily expandable.

We offer consumer products, called AmpliFi and Alien, which are Wi-Fi system solutions designed to serve the demands of the modern connected home. We continue to explore consumer related market opportunities and have research and development teams focused on consumer related solutions.

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

As of June 30, 2022, our research and development team consisted of 978 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Poland, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $137.7 million, $116.2 million and $89.4 million for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase. For a further discussion of the uncertainties and business risks associated with our international workforce and operations, refer to risk factors under “Part I - Item 1A. Risk Factors - Risks Related to Our International Operations.”

Manufacturing and Suppliers

We use contract manufacturers, primarily located in China and Vietnam, to manufacture our products. Over the long term, our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. If necessary, we expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers. For a further discussion of the uncertainties and risks associated with our contract manufacturers, see “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - We rely on a limited number of contract manufacturers to produce our products. Shortages of components or manufacturing capacity could increase our costs or delay our ability to fulfill future orders and could have a material adverse impact on our business and results of operations.”

We rely on third party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies in the past have been generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products and the impact of COVID-19 and the current shortage of chips has limited out ability to meet demand. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from a small number of suppliers. We are party to non-exclusive license agreements with some of these suppliers whereby we license certain technology that we incorporate into our products. These agreements generally automatically renew for successive one-year periods unless the agreements are terminated by written notice of nonrenewal with advance notice prior to the end of their then-current term. The Company has not received any termination notice as of the date of this Annual Report on Form 10-K. We depend on these license agreements to modify and replace firmware on certain chipsets with our proprietary firmware. While our agreements with suppliers remains effective, the terms of these agreements, allow either party to terminate the agreements without cause at the end of the annual contract term.

Our inability to procure sufficient quantities of certain components during fiscal 2022, including chipsets, has had a negative impact on our ability to manufacture our products and increased the costs associated therewith, and we expect these supply constraints, and their negative impact on our manufacturing output and associated costs, to continue. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components which comprise the raw materials for our product offerings and we generally do not have any guaranteed supply arrangements with our suppliers for these components (including the chipsets). While we have attempted to mitigate supply shortages through our contract manufacturers and exploring open-market avenues to procure the necessary components, but we expect to experience continuing challenges in terms of securing our supply of such components and pricing inflation for the components to manufacture our products. If we need to seek a suitable second source for these components for our products, there can be no assurance that we would be able to successfully source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets. We believe any shortage or delay in the supply of these components would harm our ability to continue to manufacture and supply our products, which would adversely affect our product offerings and revenues. For a further discussion of the uncertainties and business risks associated with the shortages of components, see “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, could disrupt our business or have a material adverse effect on our results of operations and financial condition.”

We have experienced a major disruption in our supply chain as a result of the COVID-19 pandemic due to COVID-19 related restrictions that have significantly impacted our suppliers’ ability to manufacture or provide key components or services, as well as shipping and logistics delays. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition.”

Tariffs

In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. On January 22, 2020, the United States of Trade Representative announced it will reduce Section 301 List 4A additional tariffs from 15% to 7.5% and the List 4B tariffs would not go into effect. These tariffs have already affected our operating results and margins. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I - Item 1A. Risk Factors - Risks Related to Our International Operations”. Our business may be negatively affected by political events and foreign policy responses” for additional information.

Sales and Distribution

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2022, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 75 countries. In fiscal 2022 and 2021, there were no customers that represented 10% or more of our revenue, while in in fiscal 2020, only one customer represented 10% or more of our revenue. Refer to Note 15 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.

A majority of our sales are made outside the United States and we anticipate that non-U.S. sales will continue to be a significant portion of our revenues. We do not have any visibility on the location or extent of purchases of our products by individual network operators and service providers from our distributors. For further discussion of the risks associated with foreign operations, see “Part I - Item 1A. Risk Factors-Risks Related to Our International Operations”.

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

We believe we compete favorably with respect to these factors. We have been successful in rapidly developing high performance integrated solutions because we use individual contributors and small, experienced development teams that focus on the key needs of the markets. Our products and solutions are designed to meet the price- performance characteristics demanded by our customers to achieve a strong overall return on their investment. Our products are designed to operate in growing networks without degradation in performance or operational complexity.

In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, MikroTîkls, Airspan, SAF Tehnika and Trango. In the CPE market, our competitors include Cambium Networks, MikroTîkls, Ruckus Wireless (CommScope)and TP-LINK Technologies. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves. In the enterprise WLAN market, we primarily compete with Huawei, Aerohive Networks, Aruba Networks (HPE), Ruckus Wireless (CommScope), Cisco Meraki and Cisco. In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Mobotix and Vivotek. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.

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

We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe on our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against infringers and counterfeiters, but these actions may not be successful, even when our rights have been infringed. For further discussion of the risks associated with intellectual property, see “Part I - Item 1A. Risk Factors - Risks Related to Intellectual Property”.

Human Capital

As of June 30, 2022, we employed and or contracted with 1,377 full time equivalent employees, of which 978 were in research and development, 317 in operations, and 82 in sales, general and administrative. Our workforce is diversified across multiple locations with 65%, 23% and 12% located in (i) Asia Pacific, (ii) Europe, the Middle East, and Africa (“EMEA”) and (iii) the Americas, respectively. The Company believes that its entrepreneurial, decentralized, and diversified work environment has contributed to its success. We seek to maintain a culture of accountability and performance that enables us to deliver highly-advanced and easily deployable solutions that appeal to a global market.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed or furnished by the Company with the SEC are available free of charge on the Company’s website at http://ir.ui.com when such reports are available on the SEC website. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Also posted on our website on the Corporate Governance page is the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers. We intend to post any amendment or waiver to this Code on our website within the time period required by the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Our executive office is located at 685 Third Avenue, 27th Floor, New York, New York 10017. Our website address is www.ui.com. The information on, or that can be assessed through, our website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. If any event related to these known or unknown risks or uncertainties actually occurs, our business prospects, operating results, and financial condition could be materially adversely affected.

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
•our reliance on a limited number of suppliers and our inability to predict shortages in components, such as the global shortage in chipsets, or other supply disruptions, including, without limitation, as a result of COVID-19, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan, or our failure to identify or qualify alternative suppliers;
•disruption to the manufacturing or shipping of our products due to natural disasters, labor shortages or operational reductions from outbreaks of diseases or other public health events, including, without limitation, COVID-19, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan, or similar disruptions in the countries or regions in which our contract manufacturers or logistics contractors are located;
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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, the increasing use of our webstores by customers, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. To date, the Company has recovered $18.6 million. The Company recovered $8.1 million in fiscal 2015, resulting in a charge of $39.1 million in the fourth quarter of fiscal 2015, including additional expenses consisting of professional service fees associated with the fraud loss. In fiscal 2016, the Company recorded a net recovery of an additional $8.3 million, comprised of an $8.6 million recovery less $0.3 million of professional service fees associated with the recovery. In March 2021, the Company recorded a recovery of an additional $1.9 million. No additional recoveries have been made since March 31, 2021.

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

Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition.
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters, military conflicts or geopolitical tensions in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, we have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional costs to expedite deliveries of components and services. The disruptions in our supply chain have not been fully remediated as of the date of this Annual Report on Form 10-K. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

Additionally, the extent to which the military conflict between Russia and Ukraine or the escalating tensions between China and Taiwan may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflicts, their impact on regional and global economic conditions, as well as their impact on surrounding countries, including their impact on our employees and contractors in Ukraine, Taiwan, China and their surrounding countries, and its impact on global supply chains. A worsening of the conflict between Russia and Ukraine or the tensions between China and Taiwan, or the spread of either conflict to surrounding countries could adversely affect our business, results of operations, liquidity, and financial condition.

General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue.
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit”. The United Kingdom ceased to be a member of the European Union on January 31, 2020. An agreement governing the U.K.’s departure from the European Union, Brexit, was agreed to on December 24, 2020, but a “transition period” keeping most pre-departure arrangements in place ended on December 31, 2020. Accordingly, although an agreement on post-Brexit trade and future European Union-United Kingdom relations (the European Union-United Kingdom Trade and Cooperation Agreement) was reached on December 24, 2020, and the formal ratification process was completed in April 2021, there continues to be uncertainty over some of the practical consequences of Brexit and as to its application, including as to the United Kingdom’s trading policies with the European Union and other countries as it issues new rules and regulations. The most significant impact of the new trade agreement is new regulations regarding trade, tax, and employees, among others, in the United Kingdom that resulted in the creation of non-tariff barriers and have increased our shipping and regulatory costs and complexities for moving our products between the United Kingdom and the European Union. The full effects of Brexit will depend on agreements the United Kingdom may make and rules and regulations it may issue concerning trading among the United Kingdom and the European Union. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have generally and how such withdrawal will affect us. The consequences of Brexit have brought legal uncertainty and increased complexity which could continue as national laws and regulations in the United Kingdom differ from the European Union laws and regulations and additional requirements come into effect in the United Kingdom and the European Union relating to testing, authorization, labeling and other requirements that may impact our ability to import, export and otherwise distribute our products, services, and solutions. Brexit could continue to cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.

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

Inflation in the United States and the other countries that we operate is currently expected to continue at an elevated level for the near-term. Rising inflation could have an adverse impact on our expenses. Our costs are subject to fluctuations, including due to the costs of raw materials, labor, transportation and energy. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows.

Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, may negatively affect demand for our products and exacerbate some of the other risks that affect our business, results of operations and financial condition. A tighter credit market for consumer, business, and service provider spending may have several adverse effects, including reduced demand for our products, increased price competition or deferment of purchases and orders by our customers. Additional effects may include increased demand for customer finance, difficulties in collection of accounts receivable, higher overhead costs as a percentage of revenue and higher interest expense, risk of supply constraints, risk of excess and obsolete inventories, risk of excess facilities and manufacturing capacity and increased risk of counterparty failures.

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
We have operations in China, the Czech Republic, Lithuania, Poland, Latvia, Ukraine, Canada, India, Taiwan and elsewhere, with our operations in Taiwan, in particular, increasingly important to our overall business. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

•the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance, including the increased burden of complying with anti-bribery regulations, such as the Foreign Corrupt Practices Act (“FCPA”) of the United States, and the risk associated with non-compliance with such laws;
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
•increased financial accounting and reporting burdens and complexity; and
•political, social and economic instability in some jurisdictions, including impacts of the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and the responses by governments worldwide to such conflicts.

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

We face significant political risks associated with doing business in mainland China and Taiwan, particularly due to the tense relationship between mainland China and Taiwan, that could negatively affect our business.
We conduct a portion of our business in mainland China and Taiwan, and our operations in mainland China and Taiwan are critical to our business. Accordingly, our business, financial condition and results of operations and the market price of our shares may be affected by changes in governmental policies, taxation, inflation or interest rates in mainland China and Taiwan and by social instability and diplomatic developments in or affecting mainland China and Taiwan, which are outside of our control. Relations between mainland China and Taiwan and other factors affecting military, political or economic conditions in mainland China and Taiwan, including responses by governments worldwide to the geopolitical tension or conflict between mainland China and Taiwan, could materially and adversely affect our business, financial condition and results of operations.

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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability to manufacture and sell our products. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. These tariffs have already affected our operating results and margins. The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

The foreign policies of governments may be volatile and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes or other retaliatory trade measures that may cause us to raise prices, prevent us from offering products or providing services to particular entities or markets, may cause us to make changes to our operations, or create delays and inefficiencies in our supply chain. For example, political unrest and uncertainties in the Middle East, Eastern Europe and Asia Pacific, including the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may lead to disruptions in commerce in those regions, which would in turn impact our sales to those regions. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.

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

Compliance with conflict mineral disclosure requirements necessitates additional compliance cost and may create reputational challenges.
Pursuant to Section 1502 of the Dodd-Frank Act, United States publicly-traded companies are required to disclose use or potential use of certain minerals and their derivatives, including tantalum, tin, gold and tungsten, that are mined from the Democratic Republic of Congo and adjoining countries and deemed conflict minerals.

These requirements necessitate due diligence efforts to assess whether such minerals are used in our products in order to make the relevant required annual disclosures. There are, and will be, ongoing costs associated with complying with these disclosure requirements, including diligence to determine the sources of those minerals that may be used or necessary to the production of our products. Accordingly, our ability to determine with certainty the origin and chain of custody of these raw materials is limited. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to verify with sufficient accuracy the origins of all conflict minerals used in our products.

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
As of June 30, 2022, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility (each as defined herein), was $468.8 million and $320.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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
•
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
Our Term Facility and Revolving Facility primarily use the London Interbank Offered Rate (“LIBOR”) to calculate interest due to our lenders. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. As a result, it is possible that LIBOR will be discontinued as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). Whether SOFR will become a widely accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternative reference rates are uncertain at this time. If LIBOR is discontinued, the terms of our Third Amended and Restated Credit Agreement provide for the use of an alternative rate. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative rate could be higher and more volatile than LIBOR prior to its discontinuance and may result in interest obligations which are higher or lower or that do not otherwise correlate over time with the interest payments that would have been made on such debt if LIBOR remained in its current form. Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined. Further, the same costs and risks that may lead to the unavailability of LIBOR may make one or more of the alternative rate methods impossible or impracticable to determine. Any of these proposals or consequences could materially and adversely affect our financing costs, and as a result, our financial condition, operating results and cash flows.

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

As of August 26, 2022, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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
•
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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. Another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. More recently, the Personal Information Security Specification went into effect in October 2020, which has broad but uncertain applications and imposes a number of new privacy and data security obligations. China is also implementing new legislation on the protection of privacy and personal data, including a Personal Information Protection Law and a Data Security Law, each of which went into effect in September 2021 and may impose new obligations on us.

Additionally, California enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. Given the recent implementation of the regulations, we cannot yet predict the impact of the CCPA on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CSL and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition. Further, it is anticipated that the California Privacy Rights Act, or CPRA, effective January 1, 2023, will significantly expand the CCPA, creating obligations relating to consumer data beginning on January 1, 2023, with implementing regulations expected in the third or fourth quarter of 2022, and enforcement beginning July 1, 2023. It will also create a new California Privacy Protection Agency authorized to issue substantive regulations and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The preparation of Consolidated Financial Statements also requires us to make estimates and assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in this Annual Report on Form 10-K for the fiscal year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.

Failure to comply with the FCPA and similar laws could subject us to penalties and other adverse consequences.
We face significant risks if we fail to comply with the FCPA and other laws (such as the U.K. Bribery Act of 2010) that prohibit improper payments or offers of payment to foreign governments and their officials and political parties by us and other business entities acting on our behalf for the purpose of obtaining or retaining business, particularly as our foreign operations, such as in Taiwan, become increasingly important to our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY, which we lease through September 30, 2027. In addition, we also lease office and building space around the world and within the facilities of certain suppliers for use as research and development facilities, business development and support offices, warehouses and logistics centers, and test facilities. The size and location of these properties change from time to time based on business requirements. For our research and development and business development and support personnel, we have leased offices in Taiwan, Lithuania, Latvia, Poland, India, Ukraine, the Czech Republic, the Netherlands and elsewhere, including various locations within China and the United States of America. We believe that our existing properties are in good condition and suitable for the conduct of our business.

Below are our material locations as of June 30, 2022, all of which we lease.

Location	Sq. Ft	Lease expiration	Purpose
New York	6,400	9/30/2027	Corporate Office
Taiwan	311,000	7/31/2027	R&D, Warehouse and Administration
Czech Republic	64,000	3/31/2029	Warehouse
Utah	72,000	2/28/2027	Warehouse and R&D
Utah	86,000	8/31/2028	Warehouse
Suzhou	93,000	6/30/2024	Manufacturing Facility
Netherlands	149,000	5/31/2036	Warehouse
Memphis	161,000	8/31/2031	Warehouse

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 10 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of August 25, 2022, the number of record holders of our common stock, which is listed on the New York Stock Exchange under the ticker symbol "UI", was 6. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock from June 30, 2017 to June 30, 2022, with the comparable cumulative return the NYSE Composite Index and the S&P Computer & Retail Index. The graph assumes that $100 was invested on June 30, 2017 in our common stock, the NYSE Composite Index and the S&P Computer & Retail Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NYSE Composite Index and the S&P Computer & Electronics Retail Index

$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
6/17
6/18
6/19
6/20
6/21
6/22
Period Ending
Ubiquiti Inc.
NYSE Composite
S&P Computer & Electronic Retail

*100 invested on 6/30/17 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s Share Repurchase programs and the activity under the available share repurchase programs during fiscal year ended June 30, 2022 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs	Expiration date of Program
May 8, 2020	$500	1,074,820	$295.98	$318.1	July 7, 2021 - February 3, 2022	$—	3/31/2022
February 4, 2022	$300	1,119,033	$268.09	$300	February 4, 2022- May 3, 2022	$—	6/30/2023
May 6, 2022	$200	—	—	—	—	$200	9/30/2023

Common stock repurchase activity under the Company's Share Repurchase program during the fourth quarter ended June 30, 2022 was as follows (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Estimated Remaining Balance Available for Share Repurchases
April 1, 2022 - April 30, 2022	345,492	$289.43	345,492	$5.1
May 1, 2022 - May 31, 2022	18,122	$282.95	18,122	$—
June 1, 2022 - June 30, 2022	—	$—	—	$—
Total	363,614	$289.11	363,614	$—
Dividends

The following tables provides information with respect to the Company’s cash dividends declared and frequency of payments during fiscal year ended June 30, 2022 and 2021:

Year Ended June 30, 2022
	Q1	Q2	Q3	Q4
Dividends declared date	August 27, 2021	November 3, 2021	February 3, 2022	May 3, 2022
Dividends payment date	September 15, 2021	November 22, 2021	February 22, 2022	May 23, 2022
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

Year Ended June 30, 2021
	Q1	Q2	Q3	Q4
Dividends declared date	August 21, 2020	November 6, 2020	February 5, 2021	May 6, 2021
Dividends payment date	September 8, 2020	November 23, 2020	February 22, 2021	May 24, 2021
Cash dividend paid per common stock	$0.40	$0.40	$0.40	$0.40

On August 26, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.60 per share payable on September 13, 2022 to shareholders of record at the close of business on September 6, 2022. The Company intends to pay regular quarterly cash dividends of at least $0.60 per share during each remaining quarter of fiscal 2023, however any future dividends will be subject to the approval of the Company’s Board of Directors. In determining whether to approve future dividends, the Company’s Board of Directors will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Unregistered Securities Sold During fiscal 2022

We did not sell any unregistered securities during fiscal 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop technology platforms for high-capacity distributed Internet access, unified information technology, and consumer electronics for professional, home and personal use. We categorize our solutions into three main categories: high performance networking technology for enterprises, service providers and consumers. We target the enterprise and service provider markets through our highly engaged community of service providers, distributors, value added resellers, webstores, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community. We target consumers through digital marketing, retail chains and, to a lesser extent, the Ubiquiti Community.

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

COVID-19 Update - The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if an outbreak occurs in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain and production as a result of the COVID-19 related restrictions and the global shortage of components. The current environment has impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. For example, in fiscal 2022, we experienced reduced availability of components (including the chipsets) used to manufacture our products, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly the chipsets, and may result in delays in product production, which shortages may be further exacerbated by increasing global shipping lead times and delays. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the chipsets used to manufacture our products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. The extent to which the COVID-19 pandemic and the global availability of components impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Recent Developments

Russia-Ukraine Military Conflict - We are monitoring the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated economic sanctions. While the impact on our operations in Ukraine and its surrounding countries has not been material to our business or results of operations as of the date hereof, the full impact of the military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our operations in Ukraine and its surrounding countries, and its impact on global supply chains. Refer to “Part I – Item IA. Risk Factors” for a discussion of these factors and other risks.

China-Taiwan Tensions - We are monitoring the escalating tensions between China and Taiwan, and associated tensions between the U.S. and China. While the impact on our operations in Taiwan has not been material to our business or results of operations as of the date hereof, the full impact of the escalating tensions and potential military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on China-U.S. relations, including its impact on our operations in Taiwan, and its impact on global supply chains. Refer to “Part I – Item IA. Risk Factors” for a discussion of these factors and other risks.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 65% and 83% of our revenues in the year ended June 30, 2022 and 2021, respectively. Direct sales accounted for 35% and 17% of our revenues in the year ended June 30, 2022 and 2021, respectively.

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

We currently operate warehouses located in the U.S., Europe and Asia Pacific. In addition, we outsource other logistics warehousing and order fulfillment functions located in China and to a lesser extent in other countries. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.

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

For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I — Item 1A. Risk Factors — Risks Related to Our International Operations — Our business may be negatively affected by political events and foreign policy responses” for additional information.

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

Provisions for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. We must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, the provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than our original estimate. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Refer to “Part I —Item 1A. Risk Factors — Risks Related to Regulatory, Legal and Tax Matters — Changes in applicable tax regulations could negatively affect our financial results” for additional information.

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

Our contracts with the majority of our distribution customers do not include provisions for cancellations, returns, inventory swaps, or refunds that materially impact recognized revenue. Internet or Web based sales include regulatory provisions which allow customers to return the goods, generally within 30 days. We record a provision for returns related to this variable consideration based upon its historical returns experience with these customers.

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

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS include reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs.

Inventory and Inventory Valuation

Our inventories are primarily finished goods and, to a lesser extent, raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, or net realizable value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from our estimates, future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. Write-

downs are not reversed until the related inventory has been subsequently sold or scrapped.

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

Results of Operations

Comparison of Years Ended June 30, 2022 and 2021

	Years Ended June 30,
	2022		2021
	(In thousands, except percentages)
Revenues	$1,691,692	100%	$1,898,094	100%
Cost of revenues (1)	1,021,880	60%	985,818	52%
Gross profit	669,812	40%	912,276	48%
Operating expenses:
Research and development (1)	137,689	8%	116,171	6%
Sales, general and administrative (1)	69,859	4%	53,513	3%
Total operating expenses	207,548	12%	169,684	9%
Income from operations	462,264	28%	742,592	39%
Interest expense and other, net	(17,815)	(1)%	(14,938)	*
Income before income taxes	444,449	27%	727,654	38%
Provision for income taxes	65,792	4%	111,070	6%
Net income	$378,657	23%	$616,584	32%
* Less than 1%
(1) Includes stock-based compensation as follows
Cost of revenues	$74		$102
Research and development	2,541		2,114
Sales, general and administrative	901		813
Total stock-based compensation	$3,516		$3,029

Revenues

Total revenues decreased $206.4 million, or 10.9%, from $1,898.1 million in fiscal 2021 to $1,691.7 million in fiscal 2022. The decline in revenue was primarily driven by a decrease in revenue in the Service Provider Technology platform. During fiscal year ended June 30, 2022, there were no material price changes in our products sold. However, we have experienced an increase in webstore direct to consumer sales which has a higher average selling price compared to sales to our distribution partners and we continue to introduce new products which may have average selling prices and margins different than our legacy products. During fiscal 2022 our revenues were negatively impacted by our inability to fulfill demand due to the global component supply shortage and the continued outbreaks of COVID-19 around the world. These factors have limited our ability to meet demand, caused us to delay introducing new products, prioritize which products are manufactured, what regions receive products, and significantly increased our backlog of orders and we expect to continue during fiscal 2023.

Revenues by Product Type

	Years Ended June 30,
	2022		2021
	(in thousands, except percentages)
Enterprise Technology	1,316,685	78%	1,274,931	67%
Service Provider Technology	$375,007	22%	$623,163	33%
Total revenues	$1,691,692	100%	$1,898,094	100%

Enterprise Technology revenues increased $41.8 million, or 3.3%, from $1,274.9 million in fiscal 2021, to $1,316.7 million in fiscal 2022 primarily due to increased revenue from our UniFi technology platform across all geographic regions other than EMEA.

Service Provider Technology revenues decreased $248.2 million, or 39.8%, from $623.2 million in fiscal 2021, to $375.0 million in fiscal 2022, primarily due to decreased revenues in all of our product platforms across all geographic locations.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2022 and fiscal 2021:

	Years Ended June 30,
	2022		2021
	(in thousands, except percentages)
North America (1)	$790,809	47%	$836,032	44%
Europe, the Middle East and Africa	675,306	40%	785,288	41%
Asia Pacific	134,961	8%	154,536	8%
South America	90,616	5%	122,238	7%
Total revenues	$1,691,692	100%	$1,898,094	100%
 (1) Revenue for the United States was $734.5 million and $774.3 million in fiscal 2022 and fiscal 2021, respectively.

North America

Revenues in North America decreased $45.2 million, or 5.4%, from $836.0 million in fiscal 2021 to $790.8 million in fiscal 2022. The year-over-year decrease was primarily due to decreased revenues from our Service Provider Technology products offset in part by increased revenue from Enterprise Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA decreased $110.0 million, or 14.0%, from $785.3 million in fiscal 2021 to $675.3 million in fiscal 2022. The year-over-year decrease was due to decreased revenues from both our Enterprise Technology products and Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region decreased $19.5 million, or 12.7%, from $154.5 million in fiscal 2021 to $135.0 million in fiscal 2022. The year-over-year decrease was primarily due to decreased revenues from our Service Provider Technology products offset in part by increased revenue from Enterprise Technology products.

South America

Revenues in South America decreased $31.6 million, or 25.9%, from $122.2 million in fiscal 2021 to $90.6 million in fiscal 2022. The year-over-year decrease was primarily due to decreased revenues from our Service Provider Technology products offset in part by increased revenue from Enterprise Technology products.

Cost of Revenues and Gross Profit

Cost of revenues increased $36.1 million, or 3.7%, from $985.8 million in fiscal 2021 to $1,021.9 million in fiscal 2022. The increase in fiscal 2022 was primarily driven by higher shipping costs, increased component costs and increase in general operating expenses.

Gross profit margin decreased to 39.6% in fiscal 2022 from 48.1% in fiscal 2021. The decline in GAAP gross margin for full fiscal 2022 versus full fiscal 2021 was primarily driven by higher shipping costs, increased component costs and an increase in general operating expenses. General transportation costs have increased materially, and we continue to incur additional costs on top of these general costs to expedite shipments.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased $21.5 million, or 18.5%, from $116.2 million in fiscal 2021 to $137.7 million in fiscal 2022. As a percentage of revenues, research and development expenses increased from 6% in fiscal 2021 to 8% in fiscal 2022. The increase in R&D expense for fiscal 2022 versus fiscal 2021 was primarily driven by higher employee related expenses, prototype testing expenses, software expenses, depreciation and amortization expenses and rent.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $16.4 million, or 30.5%, from $53.5 million in fiscal 2021 to $69.9 million in fiscal 2022. As a percentage of revenues, sales, general and administrative expenses increased from 3% in fiscal 2021 to

4% in fiscal 2022. The increase in fiscal 2022 SG&A expenses as compared to fiscal 2021 was primarily driven by increased fees associated with webstore credit card processing, increased travel expense and donations to humanitarian relief organizations addressing the military conflict between Russia and Ukraine, offset in part by lower legal related costs.

Provision for Income Taxes

Our provision for income taxes decreased 40.8% from $111.1 million for fiscal 2021 to $65.8 million for fiscal 2022. Our effective tax rate decreased to 14.8% in fiscal 2022 as compared to 15.3% for fiscal 2021. The decrease in the effective tax rate in fiscal 2022 is primarily due to reduced domestic pre-tax income along with certain discrete tax benefits recognized during the fiscal year, partially offset by an increase in local taxes in foreign jurisdictions. While our effective rate has remained relatively consistent, the rate can vary based upon changes in the mix of the taxable income earned in various tax jurisdictions and the timing of provisions related to discrete tax items.

Comparison of Year Ended June 30, 2021 and 2020

Pursuant to Regulation S-K item 303, a detailed review of our fiscal 2021 performance compared to our fiscal 2020 performance is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed with the SEC on August 27, 2021.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $136.2 million and $249.4 million at June 30, 2022 and 2021, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Years Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$370,259	$612,022
Net cash provided by (used in) investing activities	(11,180)	(19,266)
Net cash (used in) financing activities	(472,273)	(485,955)
Net (decrease) increase in cash and cash equivalents	$(113,194)	$106,801

Cash Flows from Operating Activities

Net cash provided by operating activities in fiscal 2022 consisted primarily of net income of $378.7 million, partially offset by the changes in operating assets and liabilities that resulted in net cash outflows of $38.1 million. This net change consisted primarily of $29.6 million increase in inventory, $79.0 million increase in vendor deposits, and a $10.3 million decrease in taxes payable due to the timing of federal tax payments offset by $52.7 million decrease in accounts receivable due to lower revenue for the period, a $1.8 million decrease in prepaid and other assets, and a $29.9 million increase in accounts payable, accrued and other liabilities.

Net cash provided by operating activities in fiscal 2021 consisted primarily of net income of $616.6 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $32.3 million. This net change consisted primarily of $52.9 million decrease in inventory offset by $17.1 million increase in vendor deposits, $30.5 million increase in accounts receivable due to higher revenue for the period, a $30.5 million increase in prepaid and other assets, a $27.8 million decrease in taxes payable due to the timing of federal tax payments, and a $12.9 million increase in accounts payable and accrued liabilities. Due to our inability to meet demand because of the supply chain constraints and general price increases, we expect that we will need to increase our investment in inventory and vendor deposits.

Cash Flows from Investing Activities

We used $11.2 million of cash in investing activities during fiscal 2022. Our investing activities consisted primarily of $13.5 million of capital expenditures and purchase of intangible assets, offset by $2.3 million net proceeds from sales / maturities of our available-for-sale securities.

We used $19.3 million of cash in investing activities during fiscal 2021. Our investing activities consisted primarily of $18.3 million of capital expenditures and purchase of intangible assets, and $0.9 million net purchases for our available-for-sale securities.

Cash Flows from Financing Activities

We used $472.3 million of cash in financing activities during fiscal 2022. During fiscal 2022, we used $618.1 million for repurchase of common stock, $148.1 million for dividends paid on our common stock and received net proceeds from our borrowings of $295.0 million. See Note 8 - Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

We used $486.0 million of cash in financing activities during fiscal 2021. During fiscal 2021, we used $161.3 million of net funds for repayments under the Facilities, $219.8 million related to repurchase of common stock, $100.8 million related to dividends paid on our common stock and $3.3 million of debt issuance costs related to the amended and restated credit agreement. See Note 8 - Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

Liquidity

We believe our existing cash and cash equivalents, cash provided by operations and the availability of additional funds under the Facilities will be sufficient to meet our working capital, future stock repurchases, dividends, and capital expenditure needs for the next twelve months, as well as long-term liquidity requirements. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under the Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2022 or 2021.

Based upon our historical experience and information known as of the date of this Annual Report on Form 10-K, we do not believe it is likely that we will have material liability for the above indemnities as of June 30, 2022.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2022, we have recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2022. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $410.3 million to $1,276.6 million as of June 30, 2022, depending upon the timing of orders placed for these components by our manufacturers. See Note 10 - Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under purchase commitments as of June 30, 2022.

Transition Tax

We have obligations of $76.4 million as of June 30, 2022, related to transition tax. Payment of these obligations are expected to be $9.0 million for fiscal 2023, $16.9 million for fiscal 2024, $22.5 million for fiscal 2025 and $28.0 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our Consolidated Balance Sheets.

Other Obligations

As of June 30, 2022, we have other obligations of $3.4 million which consisted primarily of commitments related to raw materials and research and development projects.

Unrecognized Tax Benefits

As of June 30, 2022, we had $32.7 million and an additional $3.5 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $136.2 million and $249.4 million as of June 30, 2022 and 2021. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10%

increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2022, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $15.8 million over the next twelve months.

Foreign Currency Risk

The majority of our sales are denominated in U.S. dollars, and therefore substantially most of our revenues are not directly subject to foreign currency risk. However, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's net sales and gross margins as expressed in the U.S. dollars. Certain of our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $17.3 million for fiscal year June 30, 2022.

Item 8. Financial Statements

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2022.

The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2022 fiscal year end) under the headings “Election of Directors – Executive Officers and Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2022 fiscal year end) under the headings “Executive Compensation”, “CEO Pay Ratio”, “Proposal One Election of Directors – Directors’ Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2022 fiscal year end) under the headings “Security Ownership of Certain

Beneficial Owners and Management Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2022 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2022 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     1. Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page 55 of this Annual Report on Form 10-K.

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended, as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.4#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.7†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.8	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	January 23, 2018

10.9	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

10.10	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-Q	10.1	May 10, 2019

10.11	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	September 12, 2019

10.12	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 5, 2021

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Ubiquiti Inc.

Dated:	August 26, 2022	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 26, 2022	By:	/s/ Kevin Radigan
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

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2022

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)	August 26, 2022

/s/ Ronald A. Sege Ronald A. Sege	Director	August 26, 2022

/s/ Rafael Torres Rafael Torres	Director	August 26, 2022

/s/ Brandon Arrindell Brandon Arrindell	Director	August 26, 2022

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Unrecognized tax benefits
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company records a liability for unrecognized tax benefits associated with uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions only if there is more than a 50% likelihood that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. As of June 30, 2022, the Company has recorded a liability for gross unrecognized tax benefits, excluding associated interest and penalties, of $32.7 million.
We identified the assessment of certain gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of tax law in the United States and certain foreign jurisdictions in which it operates. This evaluation included the determination of which tax positions have more than a 50% likelihood of being sustained upon examination.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the Company’s gross unrecognized tax benefit process to:
•evaluate the Company’s tax structure and interpretation of United States and foreign tax laws,
•evaluate the gross unrecognized tax benefits associated with uncertain tax positions.

In addition, we involved tax professionals with specialized skills and knowledge, who assisted in performing the following procedures over certain jurisdictions:
•obtaining an understanding of the Company’s overall tax structure and assessing the Company’s compliance with tax laws,

•inspecting correspondence and assessments from taxing authorities to assess the Company’s determination of its tax positions having more than a 50% likelihood to be sustained upon examination, and

•performing an independent analysis of the Company’s uncertain tax positions and comparing our determination of its tax positions having more than a 50% likelihood to be sustained upon examination to the Company’s assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
August 26, 2022

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$136,224	$249,418
Investments — short-term	427	1,320
Accounts receivable, net of allowance for doubtful accounts of $52 and $47 at June 30, 2022 and 2021 respectively	119,627	172,289
Inventories	262,441	233,767
Vendor deposits	89,661	20,013
Prepaid expenses and other current assets	13,193	17,349
Total current assets	621,573	694,156
Property and equipment, net	80,232	79,061
Operating lease right-of-use assets, net	64,231	40,011
Deferred tax assets	6,618	4,776
Investments — long-term	—	1,035
Other long-term assets	72,058	71,946
Total assets	$844,712	$890,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,663	$112,071
Income taxes payable	14,061	14,496
Debt — short-term	23,865	23,865
Other current liabilities	189,361	125,980
Total current liabilities	310,950	276,412
Income tax payable — long-term	94,169	104,022
Operating lease liabilities — long-term	54,025	32,258
Debt — long-term	762,622	467,030
Other long-term liabilities	5,822	8,564
Total liabilities	1,227,588	888,286
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,420,525 and 62,582,858 outstanding at June 30, 2022 and 2021, respectively	60	63
Additional paid–in capital	650	—
Accumulated other comprehensive (loss) income	(474)	1
Retained earnings (deficit)	(383,112)	2,635
Total stockholders’ equity (deficit)	(382,876)	2,699
Total liabilities and stockholders’ equity	$844,712	$890,985

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended June 30,
	2022	2021	2020
Revenues	$1,691,692	$1,898,094	$1,284,500
Cost of revenues	1,021,880	985,818	676,328
Gross profit	669,812	912,276	608,172
Operating expenses:
Research and development	137,689	116,171	89,405
Sales, general and administrative	69,859	53,513	40,569
Total operating expenses	207,548	169,684	129,974
Income from operations	462,264	742,592	478,198
Interest expense and other, net	(17,815)	(14,938)	(28,002)
Income before income taxes	444,449	727,654	450,196
Provision for income taxes	65,792	111,070	69,899
Net income	$378,657	$616,584	$380,297
Net income per share of common stock:
Basic	$6.14	$9.79	$5.81
Diluted	$6.13	$9.78	$5.80
Weighted average shares used in computing net income per share of common stock:
Basic	61,689	62,991	65,427
Diluted	61,723	63,052	65,514

Other comprehensive income:
Unrealized (losses) on available-for-sale securities	(475)	(8)	(384)
Other comprehensive (loss)	(475)	(8)	(384)
Comprehensive income	$378,182	$616,576	$379,913
See notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balances at June 30, 2019	69,472,568	$69	$—	$98,815	$393	$99,277
Net Income	—	—	—	380,297	—	380,297
Other comprehensive income (loss)	—	—	—	—	(384)	(384)
Stock options exercised	22,582	—	179	—	—	179
Restricted stock units issued, net of tax withholdings	35,541	—	(1,132)	—	—	(1,132)
Repurchase of Common Stock	(5,842,800)	(5)	(1,488)	(696,408)	—	(697,901)
Stock-based compensation expense	—	—	2,888	—	—	2,888
Dividends paid on Common Stock ($1.20 per share)	—	—	—	(78,682)	—	(78,682)
Balances at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	616,584	—	616,584
Other comprehensive income (loss)	—		—	—	(8)	(8)
Stock options exercised	11,734	—	125	—	—	125
Restricted stock units issued, net of tax withholdings	28,421	—	(998)	—	—	(998)
Repurchase of Common Stock	(1,145,188)	(1)	(2,603)	(217,158)	—	(219,762)
Stock-based compensation expense	—	—	3,029	—	—	3,029
Dividends paid on Common Stock ($1.60 per share)	—	—	—	(100,813)	—	(100,813)
Balances at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	378,657	—	378,657
Other comprehensive income (loss)	—	—	—	—	$(475)	(475)
Stock options exercised	8,413	—	98	—	—	98
Restricted stock units issued, net of tax withholdings	23,107	—	(1,185)	—	—	(1,185)
Repurchase of Common Stock	(2,193,853)	(3)	(1,779)	(616,349)	—	(618,131)
Stock-based compensation expense	—	—	3,516	—	—	3,516
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(148,055)	—	(148,055)
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$378,657	$616,584	$380,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,689	12,100	7,695
Impairment of cost-based investment	—	—	5,000
Amortization of debt issuance costs	1,319	1,791	1,807
Non-cash lease expense	1,142	251	1,146
Premium amortization and (discount accretion), net	88	16	(52)
Write off unamortized debt issuance costs	—	267	105
Provision for inventory obsolescence	2,413	(249)	6,617
Provision for sales returns	1,004	—	—
Provisions for loss on vendor deposits and purchase commitments	8,907	10,712	3,327
Stock-based compensation	3,516	3,029	2,888
Deferred taxes	(1,842)	(674)	(1,194)
Other, net	(555)	509	265
Changes in operating assets and liabilities:
Accounts receivable	52,657	(30,136)	13,883
Inventories	(29,565)	52,890	(28,053)
Vendor deposits	(79,034)	(17,092)	3,124
Prepaid expenses and other assets	1,841	(30,543)	(10,824)
Accounts payable	(28,686)	(43,343)	116,900
Income taxes payable	(10,288)	(27,774)	(3,527)
Deferred revenues	(3,593)	7,463	855
Accrued and other liabilities	58,589	56,221	(39,975)
Net cash provided by operating activities	370,259	612,022	460,284
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(13,468)	(18,325)	(30,619)
Purchase of investments	(1,479)	(1,863)	(27,538)
Proceeds from sale of investments	2,457	—	111,909
Proceeds from maturity of investments	1,310	922	15,832
Net cash (used in) provided by investing activities	(11,180)	(19,266)	69,584
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	—	37,500	37,500
Proceeds from borrowing under the credit facility - Revolver	345,000	75,000	390,000
Repayment against credit facility - Revolver	(25,000)	(255,000)	(245,000)
Repayment against credit facility - Term	(25,000)	(18,750)	(25,000)
Debt issuance costs	—	(3,257)	(3,138)
Repurchases of common stock	(618,131)	(219,762)	(700,125)
Payment of common stock cash dividends	(148,055)	(100,813)	(78,682)
Proceeds from exercise of stock options	98	125	179
Tax withholdings related to net share settlements of restricted stock units	(1,185)	(998)	(1,132)
Net cash (used in) financing activities	(472,273)	(485,955)	(625,398)
Net (decrease) increase in cash and cash equivalents	(113,194)	106,801	(95,530)
Cash and cash equivalents at beginning of period	249,418	142,617	238,147
Cash and cash equivalents at end of period	$136,224	$249,418	$142,617
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$78,180	$139,623	$74,918
Interest paid	$11,561	$11,811	$21,817
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$34,516	$24,281	$8,610
Unpaid property and equipment and other long-term assets	$511	$233	$366
Net unsettled investment purchases (sales, and maturities)	$—	$—	$522

See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for enterprises, service providers and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2022, 2021 and 2020 as fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

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

Recognition of Revenues

Revenue consists of revenue from sales of hardware and the related essential software (“Products”) as well as related implied post-contract customer support (“PCS”). We recognize revenue when obligations under the terms of a contract with our customers are satisfied, generally, upon transfer of control of promised goods or services to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We apply the following five-step revenue recognition model:

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

Our contracts with the majority of our distribution customers do not include provisions for cancellations, returns, inventory swaps, or refunds that materially impact recognized revenue. Internet or Web based sales include regulatory provisions which allow customers to return the goods, generally within 30 days. The Company records a provision for returns related to this variable consideration based upon its historical returns experience with these customers.

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

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2022 and 2021, the Company had deferred revenues of $26.6 million and $30.2 million, respectively, related to PCS obligations.

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

Inventory and Inventory Valuation

The Company’s inventories are primarily finished goods and, to a lesser extent, raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (“NRV”). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. Should actual market conditions differ from the Company’s estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

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

The allowance for doubtful accounts activity was as follows (in thousands):

	Years Ended June 30,
	2022	2021	2020
Beginning balance	$47	$203	$203
Charged to (released from) expenses	5	7	85
Bad debt write-offs	—	(163)	(85)
Ending balance	$52	$47	$203

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

Long Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2022, 2021 and 2020.

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

Stock-based Compensation

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2022, fiscal 2021, or fiscal 2020. Restricted stock units are valued based on the fair value of the Company’s common stock on the date of grant.

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

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which amends the existing guidance relating to the accounting for income taxes. ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company’s fiscal year beginning July 1, 2021. As of July 1, 2021, the Company adopted the new standard, including identifying, evaluating and quantifying the impact on its consolidated financial statements The Company concluded that the adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows and related disclosures.

NOTE 3—REVENUES

Revenue is primarily generated from the sale of hardware as well as the related implied PCS.

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

Disaggregation of Revenue

See Note 15 “Segment Information” for disaggregation of revenue by product category and geography.

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

As of June 30, 2022 and 2021, the Company’s customer deposits were $1.1 million and $2.7 million, respectively.

As of June 30, 2022, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.8 million and $5.8 million, respectively.

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

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2022 and 2021 (in thousands):

	June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Corporate Securities	901	—	(474)	427	—	427	—
Total	$901	$—	$(474)	$427	$—	$427	$—
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

During fiscal year end June 30, 2022, the Company reclassified realized net gains of $0.03 million to earnings from accumulated other comprehensive income. During fiscal year end June 30, 2021, the Company did not recognize any net gains or losses from accumulated other comprehensive income related to realized gains or losses.

During fiscal years ended June 30, 2022 and June 30, 2021, interest income on the Company's investments securities was immaterial.

The Company had no material continuous unrealized loss position from marketable securities as of June 30, 2022 and 2021.

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during fiscal year end June 30, 2022 and 2021.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of June 30, 2022 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	901	427
Total	$901	$427

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.

As of June 30, 2022 and 2021 the Company had an outstanding loan associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of June 30, 2022 and 2021, the fair value of the Company’s debt carried at historical cost was $788.8 million and $493.8 million, respectively.

NOTE 5—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Years Ended June 30,
	2022	2021	2020
Numerator:
Net income	$378,657	$616,584	$380,297
Denominator:
Weighted-average shares used in computing basic net income per share	61,689	62,991	65,427
Add—dilutive potential common shares:
Stock options	7	16	30
Restricted stock units	27	45	57
Weighted-average shares used in computing diluted net income per share	61,723	63,052	65,514
Net income per share of common stock:
Basic	$6.14	$9.79	$5.81
Diluted	$6.13	$9.78	$5.80

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Years Ended June 30,
	2022	2021	2020
Restricted stock units	8	5	6

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2022	2021
Finished goods	$253,260	$228,514
Raw materials	9,181	5,253
Total	$262,441	$233,767

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2022	2021
Testing equipment	$16,999	$15,279
Tooling equipment	18,398	15,490
Leasehold improvements	18,589	15,071
Computer and other equipment	11,078	8,966
Software	10,509	7,842
Furniture and fixtures	2,668	2,529
Corporate aircraft	65,807	65,807
Property and equipment, gross	144,048	130,984
Less: Accumulated depreciation	(63,816)	(51,923)
Property and equipment, net	$80,232	$79,061

The Company recorded depreciation expense of $12.1 million, $11.2 million and $7.6 million in fiscal 2022, 2021 and 2020, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2022	2021
Hong Kong tax deposit (1)	$59,992	$57,423
Intangible assets, net (2)	7,228	8,684
Other long-term assets	4,838	5,839
Total	$72,058	$71,946
(1) The Company expects the deposits made with the IRD to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.

(2) Accumulated amortization was $4.3 million and $2.8 million for the periods ending June 30, 2022 and June 30, 2021, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,
	2022	2021
Deferred revenue — short term revenue	$20,766	$21,617
Accrued expenses	42,305	21,702
Lease liability — current	12,744	9,149
Warranty accrual	6,394	4,812
Accrued compensation and benefits	6,168	5,273
Customer deposits	1,059	2,693
Reserves for sales returns	4,297	2,242
Inventory received not billed	86,953	55,548
Other payables	8,675	2,944
Total	$189,361	$125,980

Other Long-Term Liabilities

	June 30,
	2022	2021
Deferred Revenue — long term	$5,822	$8,564
Total	$5,822	$8,564

NOTE 7—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2022	2021
Beginning balance	$4,812	$4,538
Accruals for warranties issued during the period	8,384	8,754
Changes in liability for pre-existing warranties during the period	790	(1,291)
Settlements made during the period	(7,592)	(7,189)
Total	$6,394	$4,812

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

The Third Amended and Restated Credit Agreement replaced the Company's existing $700 million senior secured revolving facility (the “Existing Revolving Facility”) and $500 million senior secured term loan facility (the “Existing Term Facility”, together with the Existing Revolving Facility, the “Existing Facilities”) under the Second Amended & Restated Credit Agreement, dated as of January 17, 2018 (as amended by the First Amendment, dated as of June 29, 2018, the Second Amendment, dated as of March 15, 2019 and the Third Amendment, dated as of September 9, 2019, the “Existing Credit Agreement”), which has been terminated in connection with the Third Amended and Restated Credit Agreement.

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

The Company incurred $3.3 million of debt issuance costs which are capitalized and amortized as interest expense over the life of the Facilities.

Our Debt consisted of the following (in thousands):

	June 30,
	2022	2021
Term Loan - short term	$25,000	$25,000
Debt issuance costs, net	(1,135)	(1,135)
Total Debt - short term	23,865	23,865
Term Loan - long term	443,750	468,750
Revolver - long term	320,000	—
Debt issuance costs, net	(1,128)	(1,720)
Total Debt - long term	$762,622	$467,030

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

The Facilities

As of June 30, 2022, $468.8 million was outstanding on the Term Facility and $320 million was outstanding on the Revolving Facility, leaving $380 million available on the Revolving Facility.

Term Facility:

During fiscal year 2022, the Company made aggregate payments of $33.7 million under the Term Facility, of which $25.0 million was a repayment of principal and $8.7 million was a payment of interest.

As of June 30, 2022, the interest rate on the term loan was 3.17%. This interest rate will reset on July 29, 2022.

Revolving Facility:

Under the Third Amended and Restated Credit Agreement, during fiscal year 2022, the Company made aggregate payments of $27.1 million under the Revolving Facility, of which $25.0 million was a repayment of principal and $2.1 million was a payment of interest.

Debt Payment Obligations	Interest Rate as of June 30, 2022	Rate Reset Date as of June 30, 2022
$60 Million Revolver	3.01%	July 18, 2022
$40 Million Revolver	3.12%	July 27, 2022
$25 Million Revolver	2.69%	July 11, 2022
$175 Million Revolver	2.75%	July 13, 2022
$20 Million Revolver	3.10%	July 21, 2022

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2022, for fiscal 2023 and future fiscal years (in thousands):

Fiscal Year	2023	2024	2025	2026	2027	Thereafter	Total
Debt payment obligations	$25,000	$25,000	$25,000	$393,750	$—	$—	$468,750
Interest and other payments on debt payment obligations (1)	15,518	14,756	13,913	9,882	—	—	54,069
Total	$40,518	$39,756	$38,913	$403,632	$—	$—	$522,819
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2022. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 9—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of June 30, 2022, we included such options in determining the lease terms for certain of our leases as we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for fiscal year ended June 30, 2022 and 2021 (in thousands):

		June 30,
		2022	2021
Operating lease costs:	Financial Statement Classification
Fixed lease costs	Operating expenses	$9,447	$7,770
Fixed lease costs	Cost of revenues	4,352	2,036
Variable lease costs	Operating expenses	811	798
Variable lease costs	Cost of revenues	905	520
Total lease costs		$15,515	$11,124

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for fiscal year June 30, 2022, and 2021 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For fiscal year June 30, 2022 and 2021, the cash paid for amounts associated with our operating lease liabilities were approximately $14.4 million and $11.2 million, respectively. Cash paid for amounts associated with the Company's operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2022:

Fiscal 2023	$14,066
Fiscal 2024	13,529
Fiscal 2025	12,302
Fiscal 2026	8,475
Fiscal 2027	4,922
Thereafter	18,544
Total future fixed operating lease payments	$71,838

Less: Imputed interest	$5,069
Total operating lease liabilities	$66,769

Weighted-average remaining lease term - operating leases	Seven years
Weighted-average discount rate - operating leases	2.2%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 9 - Leases for future minimum lease payments under non-cancelable operating leases as of June 30, 2022.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of June 30, 2022, we have recorded a purchase obligation liability of $7.8 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of June 30, 2022. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. The Company may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligation to range from $410.3 million to $1,276.6 million as of June 30, 2022, depending upon the timing of orders placed for these components by our manufacturers.

Other Obligations

As of June 30, 2022, the Company has other obligations of $3.4 million which consisted primarily of commitments related to raw materials and research and development projects.

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

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “‘296 Patent”), 7,729,728 (the “‘728 Patent”), and 6,611,231 (the “‘231 Patent” and, collectively, the “Patents-in-Suit”). (the “Original Action”).

On April 11, 2018, the Court stayed the Original Action pending completion of certain inter partes review proceedings before the Patent Trial and Appeal Board (“PTO”). The PTO invalidated asserted claims of two of the three Patents-in-Suit, but it rejected the challenge to the ‘231 Patent. That decision was appealed, and on November 25, 2020, the Federal Circuit Court of Appeals affirmed the Patent Trial and Appeal Board decision. Following the Federal Circuit's affirmance, the District Court lifted the stay on March 1, 2021 to resume proceedings on the '231 Patent in the Original Action.

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

On November 24, 2021, the Company and the remaining defendants in the Original Action filed a motion for judgment on the pleadings regarding the ’231 Patent. On January 4, 2022, the Court granted defendants’ motion and dismissed Vivato’s claims based on the ’231 Patent. That ruling is now on appeal. All claims asserted against the Company in the Original Action have been dismissed.

A claim construction hearing took place on January 18, 2022 before a court-appointed Special Master and, on January 27, 2022, the Special Master issued his Report and Recommendation. On April 18, 2022, the court adopted the Special Master’s report on claim construction, with some modifications, and also granted in part the motion for judgment on the pleadings dismissing one of the four remaining claims of the ‘728 Patent.

On August 1, 2022, Vivato voluntarily dismissed, with prejudice, its remaining claims related to the ‘728 patent, as well as claims 22-31 of the ‘376 Patent.

Trial in the New Action is currently scheduled for November 14, 2022.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 11—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On May 5, 2020, the Company's Board of Directors approved a $500 million stock repurchase program (the “2020 May Program”). Under the 2020 May Program, the Company is authorized to repurchase up to $500 million of its common stock. The 2020 May Program expires on March 31, 2022. During the twelve months ended June 30, 2022, under the 2020 May Program, the Company repurchased and retired 1,074,820 shares of common stock at an average price per share of $295.98 for an aggregate amount of $318.1 million. As of June 30, 2022, the Company had no remaining balance available for share repurchases under the 2020 May Program.

On February 1, 2022 the Company's Board of Directors approved a $300 million stock repurchase program (the "2022 February Program"). Under the 2022 February Program, the Company is authorized to repurchase up to $300 million of its common stock. The 2022 February Program expires on June 30, 2023. During the twelve months ended June 30, 2022, under the 2022 February Program, the Company repurchased and retired 1,119,033 shares of common stock at an average price per share of $268.09 for an aggregate amount of $300 million. As of June 30, 2022, the Company had no remaining balance available for share repurchases under the 2022 February Program.

On May 3, 2022, the Board of Directors of the Company approved a $200 million stock repurchase program (the “2022 May Program”). Under the 2022 May Program, the Company is authorized to repurchase up to $200 million of common stock. The 2022 May Program expires on September 30, 2023. The Company did not make any repurchases under the 2022 May Program during the twelve months ended June 30, 2022. As of June 30, 2022, the Company has $200 million available for share purchase under the 2022 May Program.

The following table provides information with respect to the Company’s 2020 May Program, 2022 February Program and 2022 May Program and the activity under the available share repurchase program during the fiscal year ended June 30, 2022 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Programs	Expiration date of Program
May 8, 2020	$500	1,074,820	$295.98	$318.1	July 7, 2021 - February 3, 2022	$—	3/31/2022
February 4, 2022	$300	1,119,033	$268.09	$300.0	February 4, 2022- May 3, 2022	$—	6/30/2023
May 6, 2022	$200	—	—	—	—	$200	9/30/2023
The following table summarizes total activity related to our stock repurchase programs for the fiscal year end as indicated (in millions, except average price per share):

	June 30,
	2022	2021	2020
Number of shares repurchased and retired	2.2	1.1	5.8
Average price per share	$281.75	$191.90	$119.45
Aggregate purchase price	$618.1	$219.8	$697.9

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the fiscal year ended June 30, 2022 and 2021, the Company’s accumulated other comprehensive income includes net unrealized losses from the Company’s available-for-sale securities, respectively.

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

2020 Equity Incentive Plan

In December 2020, the Company's stockholders approved the Ubiquiti Inc. 2020 Omnibus Incentive Plan (the “2020 Equity Plan”)

that will succeed the 2010 Plan, and no additional awards will be granted under the 2010 Plan following January 31, 2021. Under the terms of the 2020 Equity Plan, the Company is authorized to grant awards for up to five million shares of common stock over the term of the 2020 Equity Plan. Outstanding awards under the 2010 Plan remain in effect pursuant to the terms of the 2010 Plan.

The 2020 Equity Plan and the 2010 Plan are each administered by the Company’s Board of Directors or a committee of the Company’s Board of Directors. Subject to the terms and conditions of the 2020 Equity Plan and the 2010 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2020 Equity Plan and the 2010 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2020 Equity Plan and the 2010 Plan. Options and RSUs generally vest over a four-year period from the date of grant and generally expire ten years from the date of grant. The terms of the 2020 Equity Plan and the 2010 Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.

As of June 30, 2022, the Company had 4,968,708 authorized shares available for future issuance under all of its stock incentive plans.

Stock-based Compensation

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2022, 2021 and 2020 (in thousands):

	Years Ended June 30,
	2022	2021	2020
Cost of revenues	$74	$102	$121
Research and development	2,541	2,114	2,022
Sales, general and administrative	901	813	745
	$3,516	$3,029	$2,888

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2022:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2021	10,525	$11.51	1.29	$3,165
Exercised	(8,413)	$11.70
Cancellations	—	$—
Balance, June 30, 2022	2,112	$10.77	0.37	$584,982
Vested as of June 30, 2022	2,112	$10.77	0.37	$584,982
Vested and exercisable as of June 30, 2022	2,112	$10.77	0.37	$584,982

Additional information regarding options outstanding as of June 30, 2022 is as follows:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$10.77 - $10.77	2,112	0.37	$10.77
	2,112

During fiscal 2022, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $2.3 million, $3.1 million, and $3.9 million, respectively, as determined as of the date of option exercise.

As of June 30, 2022, the Company had no unrecognized compensation cost related to stock options.

The Company did not grant any stock options during fiscal 2022, fiscal 2021, or fiscal 2020.

Forfeiture rate

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

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2021	61,533	$143.28
RSUs granted	21,600	$307.34
RSUs vested	(26,934)	$117.18
RSUs forfeited	(2,825)	$154.69
Non-vested RSUs, June 30, 2022	53,374	$222.24

The intrinsic value of RSUs vested in fiscal 2022, 2021 and 2020 was $8.2 million, $7.7 million and $7.0 million, respectively. The total intrinsic value of all outstanding RSUs was $15.4 million as of June 30, 2022.

As of June 30, 2022, there was unrecognized compensation costs related to RSUs of $8.2 million which the Company expects to recognize over a weighted average period of 3.3 years.

NOTE 14—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Years Ended June 30,
	2022	2021	2020
Domestic	$102,145	$225,224	$125,060
Foreign	342,304	502,430	325,136
	$444,449	$727,654	$450,196
The provision for income taxes consisted of the following (in thousands):

	Years Ended June 30,
	2022	2021	2020
Current
Federal	$55,259	$93,639	$60,740
State	6,814	14,390	8,569
Foreign	5,561	3,715	1,782
Current tax expense	67,634	111,744	71,091
Deferred
Federal	(882)	(1,465)	(1,602)
State	(960)	791	410
Deferred tax benefit (expense)	(1,842)	(674)	(1,192)
Provision for income taxes	$65,792	$111,070	$69,899

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows:

	Years Ended June 30,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations	(8.0)	(7.6)	(7.6)
State tax expense	1.0	1.7	1.6
Stock-based compensation	(0.1)	—	(0.1)
Other permanent items	0.9	0.2	0.6
Effective tax rate	14.8%	15.3%	15.5%

The Company’s effective tax rate decreased 0.5% to 14.8% in fiscal 2022 from 15.3% in fiscal 2021. The Company recorded tax provisions of $65.8 million for fiscal 2022 as compared to $111.1 million for fiscal 2021. Our effective tax rate and resulting provision for income taxes for fiscal 2022 and fiscal 2021 years reflect the full impact of the 2017 Tax Act, which resulted in a reduction in the U.S. statutory rate to 21% which is partially offset by a reduced tax benefit from foreign operations.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2022 are as follows (in thousands):

	June 30,
	2022	2021
Deferred tax assets
Reserves and allowances	$9,396	$4,720
Stock-based compensation	329	323
Accrued expenses	738	289
State tax	1,260	2,277
Investments	1,086	1,325
Lease liabilities	5,873	8,772
Other	3,755	1,056
Total deferred tax assets	22,437	18,762
Deferred tax liabilities
Property and equipment	(4,898)	(3,402)
Right of use assets	(5,647)	(8,576)
Other liabilities	(4,188)	(683)
Total deferred tax liabilities	(14,733)	(12,661)
Valuation allowance	(1,086)	(1,325)
Net deferred tax assets	$6,618	$4,776

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2022, 2021 and 2020 consists of the following (in thousands):

	Years Ended June 30,
	2022	2021	2020
Unrecognized benefit—beginning of year	$32,092	$31,350	$30,850
Gross increases—current year tax positions	4,629	6,855	4,169
Gross decreases—prior year tax positions due to statute lapse	(4,036)	(6,113)	(3,669)
Unrecognized benefit—end of year	$32,685	$32,092	$31,350

As of June 30, 2022, the Company had approximately $32.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of June 30, 2022, the Company had $3.5 million accrued interest related to uncertain tax matters.

The Company, and one or more of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the Hong Kong Inland Revenue Department ("IRD"). All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company's foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2016 tax years.

During fiscal years 2022, 2021, 2020, 2019 and 2018, the Company made a total of $3.0 million, $21.9 million, $15.5 million, $13.4 million, and $6.6 million, respectively, of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2016 tax years. On March 2, 2022, the Company received notification that the Hong Kong IRD is seeking an additional $23.5 million deposit covering the 2016 tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $3.0 million which was remitted on May, 23, 2022. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $60.0 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it’s possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the Company's credit facilities. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment for $12.7 million to the Company with respect to the fiscal 2015 and fiscal 2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law ensued. The Appeals process has now been completed and Appeals has allowed the Proposed Adjustment to stand. The Company intends to pursue a dismissal of the IRS Proposed Adjustment in Tax Court. The Company continues to strongly believe the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment associated with taxability of obligations under the credit facility would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.
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

Revenue

Revenues by product type were as follows (in thousands, except percentages):

	Years Ended June 30,
	2022		2021		2020
Enterprise Technology	1,316,685	78%	1,274,931	67%	842,477	66%
Service Provider Technology	$375,007	22%	$623,163	33%	$442,023	34%
Total revenues	$1,691,692	100%	$1,898,094	100%	$1,284,500	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Years Ended June 30,
	2022		2021		2020
North America (1)	$790,809	47%	$836,032	44%	$571,901	45%
Europe, the Middle East and Africa	675,306	40%	785,288	41%	517,132	40%
Asia Pacific	134,961	8%	154,536	8%	112,121	9%
South America	90,616	5%	122,238	7%	83,346	6%
Total revenues	$1,691,692	100%	$1,898,094	100%	$1,284,500	100%
(1) Revenue for the United States was $734.5 million, $774.3 million and $539.0 million for fiscal 2022, 2021 and 2020, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended June 30,			June 30,
	2022	2021	2020	2022	2021
Customer A	*	*	*	11%	*
Customer B	*	*	12%	*	*
 * denotes less than 10%

NOTE 16 - SUBSEQUENT EVENTS

Dividends

On August 26, 2022, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on September 13, 2022 to shareholders of record at the close of business on September 6, 2022. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Exhibit Index
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Ubiquiti Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended, as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.4#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.7†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.8	Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	8-K	10.1	January 23, 2018

10.9	First Amendment to Second Amended and Restated Credit Agreement and Joinder Agreement, dated as of June 29, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, an exempted company incorporated under the laws of Cayman Islands, certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-K	10.1	August 24, 2018

10.10	Second Amendment, dated as of March 15, 2019, to Second Amended and Restated Credit Agreement, dated as of January 17, 2018, by and among Ubiquiti Networks, Inc. and Ubiquiti International Holding Company Limited, as borrowers, certain subsidiaries of the borrowers, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent.	10-Q	10.1	May 10, 2019

10.11	Third Amendment, dated as of September 9, 2019, to Second Amended & Restated Credit Agreement, dated as of January 17, 2018, by Ubiquiti Inc., as borrower, Ubiquiti International Holding Company Limited, as a released party, and certain subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Associations, as administrative agent	8-K	10.1	September 12, 2019

10.12	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 5, 2021

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (contained in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.