Form 10-Q
period 2022-09-30
Ubiquiti Inc.
filed 2022-11-04
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2022, 60,428,811 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$136,519	$136,224
Investments — short-term	378	427
Accounts receivable, net of allowance for doubtful accounts of $55 and $52 at September 30, 2022 and June 30, 2022, respectively	147,567	119,627
Inventories	354,662	262,441
Vendor deposits	58,369	89,661
Prepaid expenses and other current assets	14,067	13,193
Total current assets	711,562	621,573
Property and equipment, net	85,170	80,232
Operating lease right-of-use assets, net	61,626	64,231
Deferred tax assets	6,483	6,618
Other long-term assets	72,398	72,058
Total assets	$937,239	$844,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$93,987	$83,663
Income taxes payable	35,133	14,061
Debt — short-term	24,410	23,865
Other current liabilities	207,964	189,361
Total current liabilities	361,494	310,950
Income taxes payable — long-term	77,547	94,169
Operating lease liabilities —long-term	51,649	54,025
Debt — long-term	766,019	762,622
Other long-term liabilities	6,002	5,822
Total liabilities	1,262,711	1,227,588
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,428,811 and 60,420,525 outstanding as of September 30, 2022 and June 30, 2022, respectively	60	60
Additional paid–in capital	1,177	650
Accumulated other comprehensive (loss)	(523)	(474)
Retained (deficit)	(326,186)	(383,112)
Total stockholders’ (deficit)	(325,472)	(382,876)
Total liabilities and stockholders’ deficit	$937,239	$844,712
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues	$498,083	$458,914
Cost of revenues	326,715	249,451
Gross profit	171,368	209,463
Operating expenses:
Research and development	32,659	32,051
Sales, general and administrative	16,696	15,714
Total operating expenses	49,355	47,765
Income from operations	122,013	161,698
Interest expense and other, net	(10,651)	(3,815)
Income before income taxes	111,362	157,883
Provision for income taxes	18,180	25,733
Net income	$93,182	$132,150
Net income per share of common stock:
Basic	$1.54	$2.11
Diluted	$1.54	$2.11
Weighted average shares used in computing net income per share of common stock:
Basic	60,427	62,519
Diluted	60,446	62,561

Other comprehensive income:
Unrealized losses on available-for-sale securities	$(49)	$(1)
Other comprehensive loss	(49)	(1)
Comprehensive income	$93,133	$132,149
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	93,182	—	93,182
Other comprehensive income (loss)	—	—		—	(49)	(49)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	6,174	—	(544)	—	—	(544)
Stock-based compensation expense	—	—	1,048	—	—	1,048
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,256)	—	(36,256)
Balance at September 30, 2022	60,428,811	$60	$1,177	$(326,186)	$(523)	$(325,472)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	132,150	—	132,150
Other comprehensive (loss)	—	—	—	—	(1)	(1)
Stock options exercised	1,605	—	17	—	—	17
Restricted stock units issued, net of tax withholdings	7,887	—	(952)	—	—	(952)
Repurchases of Common Stock	(130,994)	(1)	125	(39,376)	—	(39,252)
Stock-based compensation expense	—	—	810	—	—	810
Dividends Paid on Common Stock ($0.60 per share)	—	$—	$—	$(37,499)	$—	$(37,499)
Balance at September 30, 2021	62,461,356	$62	$—	$57,910	$—	$57,972

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$93,182	$132,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,686	3,244
Amortization of debt issuance costs	321	332
Non-cash lease expense	172	609
Provision for inventory obsolescence	1,576	64
Provision for loss on vendor deposits and purchase commitments	(2,090)	2,252
Stock-based compensation	1,048	810
Deferred taxes	135	23
Other, net	564	123
Changes in operating assets and liabilities:
Accounts receivable	(27,937)	(1,645)
Inventories	(94,244)	(27,588)
Vendor deposits	30,393	(20,333)
Prepaid income taxes	(36)	(3,703)
Prepaid expenses and other assets	(1,672)	(17,696)
Accounts payable	10,414	9,728
Income taxes payable	4,450	17,404
Deferred revenues	(1,744)	577
Accrued and other liabilities	23,766	4,587
Net cash provided by operating activities	41,984	100,938
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(8,662)	(2,971)
Purchase of investments	—	(569)
Proceeds from maturities of investments	—	550
Net cash (used in) investing activities	(8,662)	(2,990)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	50,000	—
Repayment against credit facility- Revolver	(40,000)	—
Repayment against credit facility- Term	(6,250)	(6,250)
Repurchases of common stock	—	(36,752)
Payment of common stock cash dividends	(36,256)	(37,499)
Proceeds from exercise of stock options	23	—
Tax withholdings related to net share settlements of restricted stock units	(544)	(935)
Net cash (used in) financing activities	(33,027)	(81,436)
Net increase in cash and cash equivalents	295	16,512
Cash and cash equivalents at beginning of period	136,224	249,418
Cash and cash equivalents at end of period	$136,519	$265,930
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$13,780	$11,964
Interest paid	$6,738	$2,501
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$236	$24,344
Unpaid stock repurchases	$—	$2,497
Unpaid property and equipment and other long-term assets	$421	$580
See notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ending June 30, 2023 and 2022, as fiscal 2023 and fiscal 2022 respectively.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2022 balance sheet was derived from the audited consolidated financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2022, included in its Annual Report on Form 10-K, as filed with the SEC on August 26, 2022 (the “Annual Report”). The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the fiscal year ended June 30, 2022, included in the Annual Report on Form 10-K. Except as noted below, there have been no other changes to the Company’s significant accounting policies as discussed in the Annual Report.

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Those estimated assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts and sales return reserves; inventory valuation and vendor deposits; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; determinations of fair value for stock-based awards; estimate of incremental borrowing rate for determining the present value of future lease payments; and valuation of warranty accruals. We evaluate our estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

Contract Balances

The timing of revenue recognition, billing and cash collections results in billed accounts receivable, deferred revenue primarily attributable to PCS and customer deposits on the consolidated balance sheets. Accounts receivable are recognized in the period our right to the consideration is unconditional. Our contract liabilities consist of advance payments (Customer deposits) as well as billing in excess of revenue recognized primarily related to deferred revenue. We classify customer deposits as a current liability, and deferred revenue as a current or non-current liability based on the timing of when we expect to fulfill these remaining performance obligations. The current portion of deferred revenue is included in other current liabilities and the non-current portion is included in other long-term liabilities in our consolidated balance sheets.

As of September 30, 2022 and June 30, 2022, the Company’s customer deposits were $1.8 million and $1.1 million, respectively.

As of September 30, 2022, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $18.9 million and $6.0 million, respectively.

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

The Company held no Level 3 financial instruments as of September 30, 2022 and June 30, 2022.

The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Corporate Securities	$901	$—	$(523)	$378	$—	$378	$—
Total	$901	$—	$(523)	$378	$—	$378	$—
(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

	June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments	Long-Term Investments
Level 1
Corporate securities	$901	$—	$(474)	$427	$—	$427	$—
Total	$901	$—	$(474)	$427	$—	$427	$—
(1) Cash and cash equivalents on the consolidated balance sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

For the three months ended September 30, 2022, the Company did not recognize any material net gains or losses from accumulated other comprehensive income related to realized gains or losses.

During the three months ended September 30, 2022 and 2021, interest income on the Company’s investment securities was immaterial.

The Company had no continuous unrealized loss position from corporate securities as of September 30, 2022.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of September 30, 2022 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year and money market funds	$901	$378
Total	$901	$378

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.

As of September 30, 2022 and June 30, 2022, the Company had outstanding loans associated with its credit facilities, which are carried at historical cost. The fair value of the Company’s debt disclosed below was estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities and was a Level 2 measurement. As of September 30, 2022 and June 30, 2022, the fair value of the Company’s debt, which is carried at historical cost was $792.5 million and $788.8 million, respectively.

NOTE 5—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net income	$93,182	$132,150
Denominator:
Weighted-average shares used in computing basic earnings per share	60,427	62,519
Add—dilutive potential common shares:
Stock options	2	10
Restricted stock units	17	32
Weighted-average shares used in computing diluted net income per share	60,446	62,561
Net income per share of common stock:
Basic	$1.54	$2.11
Diluted	$1.54	$2.11

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-

dilutive to net income per share amounts.

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Finished goods	$344,349	$253,260
Raw materials	10,313	9,181
Total	$354,662	$262,441

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Testing equipment	$19,260	$16,999
Tooling equipment	18,562	18,398
Leasehold improvements	20,391	18,589
Computer and other equipment	10,970	11,078
Software	10,540	10,509
Furniture and fixtures	1,818	2,668
Corporate aircraft	65,807	65,807
Property and equipment, gross	147,348	144,048
Less: Accumulated depreciation	(62,178)	(63,816)
Property and equipment, net	$85,170	$80,232

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Hong Kong Tax deposit (1)	59,972	59,992
Intangible assets, net (2)	6,864	7,228
Other long-term assets, net	5,562	4,838
Total	$72,398	$72,058
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 14 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $4.7 million and $4.3 million as of September 30, 2022, and June 30, 2022, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Deferred revenue — short-term	$18,938	20,766
Accrued expenses	27,318	42,305
Lease liability— current	12,688	12,744
Warranty accrual	7,159	6,394
Accrued compensation and benefits	6,544	6,168
Customer deposits	1,821	1,059
Reserve for sales returns	4,104	4,297
Inventory received not billed	116,493	86,953
Other payables	12,899	8,675
Total	$207,964	$189,361

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Deferred Revenue — long-term	$6,002	$5,822

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Beginning balance	$6,394	$4,812
Accruals for warranties issued during the period	$2,824	2,054
Changes in liability for pre-existing warranties during the period	$71	191
Settlements made during the period	$(2,130)	(1,876)
Ending balance	$7,159	$5,181

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

The Company has $2.1 million of debt issuance costs which are capitalized and are being amortized as interest expense over the remaining life of the facilities.

The Company’s Debt consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Term Facility - short term	$25,000	$25,000
Debt issuance costs, net	(590)	(1,135)
Total Debt - short term	24,410	23,865
Term Facility - long term	437,500	443,750
Revolving Facility - long term	330,000	320,000
Debt issuance costs, net	(1,481)	(1,128)
Total Debt - long term	$766,019	$762,622

The Revolving Facility includes a sub-limit of $25.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Third Amended and Restated Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company’s common stock. Under the Third Amended and Restated Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 30, 2026, at which time all amounts borrowed must be repaid. The Term Facility is payable in quarterly installments of 1.25% of the original principal amount of the Term Facility, commencing with the quarter ending June 30, 2021. The Facilities may be prepaid at any time without penalty.

Revolving and Term facilities bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate (or replacement rate) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate (or replacement rate) for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Third Amended and Restated Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

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

The Facilities

As of September 30, 2022, $462.5 million was outstanding on the Term Facility and $330 million outstanding on the Revolving Facility, leaving $370 million available on the Revolving Facility.

Term Facility:

During the three months ended September 30, 2022, the Company made aggregate payments of $10.7 million under the Term Facility, of which $6.3 million was repayment of principal and $4.4 million was payment of interest.

As of September 30, 2022, the interest rate on the Term Facility was 4.87%. This interest rate will reset on October 31, 2022.

Revolving Facility:

Under the Third Amended and Restated Credit Agreement, during the three months ended September 30, 2022, the Company made aggregate payments of $42.8 million under the Revolving Facility, of which $40 million was a repayment of principal and $2.8 million was a payment of interest. As at September 30, 2022, the interest rates on the Revolving Facility were 4.45% - 4.87%.

The following table summarizes the Company’s estimated debt and interest payment obligations as of September 30, 2022, for the remainder of fiscal 2023 and future fiscal years (in thousands):

	2023 (remainder)	2024	2025	2026	2027	Thereafter	Total
Debt payment obligations	$18,750	$25,000	$25,000	$723,750	$—	$—	$792,500
Interest and other payments on debt payment obligations (1)	29,711	38,751	37,412	27,176	—	—	133,050
Total	$48,461	$63,751	$62,412	$750,926	$—	$—	$925,550
(1) - Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2022 and assumes the outstanding revolver balance remains at $330 million. Although the Company’s interest rates on debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.

NOTE 9—LEASES

The Company enters into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2022, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three months ended September 30, 2022 and 2021 (in thousands):

	Financial Statement Classification	Three Months Ended September 30,
		2022	2021
Operating lease costs:
Fixed lease costs	Operating expenses	$2,804	$2,145
Fixed lease costs	Cost of revenues	1,003	1,145
Variable lease costs	Operating expenses	—	144
Variable lease costs	Cost of revenues	14	130
Total lease costs		$3,821	$3,564

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for three months ended September 30, 2022 and 2021 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2022 and 2021, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $3.6 million and $3.0 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2022:

Remainder of Fiscal 2023	$10,591
Fiscal 2024	13,845
Fiscal 2025	12,625
Fiscal 2026	8,612
Fiscal 2027	4,922
Thereafter	18,544
Total future fixed operating lease payments	$69,139

Less: Imputed interest	$4,802
Total operating lease liabilities	$64,337

Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	2.3%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 9 - Leases for future minimum lease payments under non-cancelable operating leases as of September 30, 2022.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2022, we have recorded a purchase obligation liability of $7.7 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of September 30, 2022. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $1,697.7 million to $2,362.8 million as of September 30, 2022, depending upon the timing of orders placed for these components by our contract manufacturers.

Other Obligations

As of September 30, 2022, the Company has other obligations of $6.7 million which consisted primarily of commitments related to research and development projects.

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

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “’296 Patent”), 7,729,728 (the “’728 Patent”), and 6,611,231 (the “’231 Patent” and, collectively, the “Patents-in-Suit”), (the “Original Action”). On April 11, 2018, the Court stayed the Original Action pending completion of certain inter partes review (“IPR”) proceedings before the Patent Trial and Appeal Board (“PTO”). The PTO invalidated asserted claims of two of the three Patents-in-Suit. The District Court lifted the stay on March 1, 2021 to resume proceedings on the ’231 Patent in the Original Action.

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

On April 18, 2022, the court granted in part the motion for judgment on the pleadings with respect to the ’728 patent, dismissing one of the four remaining claims.

On July 28, 2022, Vivato voluntarily dismissed, with prejudice, its remaining claims related to the ’728 patent, as well as claims 22-31 of the ‘376 Patent. On October 20, 2022, an IPR was instituted with respect to the asserted claims of the ’376 Patent. On October 26, 2022, the court stayed the case pending completion of the IPR.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.
NOTE 11—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On May 3, 2022, the Board of Directors of the Company approved a $200 million stock repurchase program (the “2022 May Program”). Under the 2022 May Program, the Company is authorized to repurchase up to $200 million of common stock. The 2022 May Program expires on September 30, 2023. The Company did not make any repurchases under the 2022 May Program during the three months ended September 30, 2022. As of September 30, 2022, the Company had $200 million available for share purchase under the 2022 May Program.

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income pursuant to GAAP. For the three months ended September 30, 2022 and 2021, the Company’s accumulated other comprehensive income includes net unrealized gains and losses from the Company’s available-for-sale securities, respectively.

NOTE 13—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s 2020, 2010 and 2005 Equity Incentive Plan are described in the Company’s Annual Report.

As of September 30, 2022, the Company had 4,959,923 authorized shares available for future issuance under all of its stock incentive plans.

Stock-Based Compensation

The following table shows total stock-based compensation expense included in the consolidated statements of operations and comprehensive income for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of revenues	$11	$22
Research and development	769	570
Sales, general and administrative	268	218
	1,048	810

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the three months ended September 30, 2022:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2022	2,112	$10.77	0.37	$584,982
Exercised	(2,112)	$10.77
Forfeitures and cancellations
Balance, September 30, 2022	—	$—	—	$—
Vested as of September 30, 2022	—	$—	—	$—
Vested and exercisable as of September 30, 2022	—	$—	—	$—

During the three months ended September 30, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.6 million and $0.5 million, respectively, as determined as of the date of option exercise.

As of September 30, 2022, the Company had no unrecognized compensation costs related to stock options.

The Company did not grant any employee stock options during the three months ended September 30, 2022, and 2021.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2022	53,374	$222.24
RSUs granted	9,091	$265.87
RSUs vested	(8,381)	$123.06
RSUs canceled	(230)	$206.58
Non-vested RSUs, September 30, 2022	53,854	$245.11

The intrinsic value of RSUs vested in the three months ended September 30, 2022 and 2021 was $2.1 million and $3.4 million, respectively.

The total intrinsic value of all outstanding RSUs was $15.8 million as of September 30, 2022.

As of September 30, 2022, there were unrecognized compensation costs related to RSUs of $9.4 million which the Company expects to recognize over a weighted average period of 3.4 years.

NOTE 14—INCOME TAXES

The Company recorded tax provisions of $18.2 million for the three months ended September 30, 2022 as compared to $25.7 million for the three months ended September 30, 2021. The decrease is primarily related to the reduction in profit before tax and changes in the mix of profit before tax for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

The Company’s estimated fiscal year 2023 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under Global Intangible Low-Taxes Income (GILTI) rules.

As of September 30, 2022, the Company had approximately $33.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended September 30, 2022, the Company recorded an increase of its unrecognized tax benefits of $1.1 million and a release of $(0.4) million of its unrecognized tax benefits due to the lapse of the application statute of limitations for the quarter ended September 30, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of September 30, 2022, the Company had $3.6 million accrued interest related to uncertain tax matters.

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

During fiscal years 2022, 2021, 2020, 2019, and 2018, the Company made a total of $3.0 million, $21.9 million, $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2016 tax years. On March 2, 2022, the Company received notification that the Hong Kong IRD is seeking an additional $23.5 million deposit covering the 2016 tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $3.0 million which was remitted on May 23, 2022. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $60.0 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company has filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
Enterprise technology	$426,298	86%	$346,773	76%
Service Provider Technology	71,785	14%	112,141	24%
Total revenues	$498,083	100%	$458,914	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
North America (1)	$225,713	45%	$209,073	46%
Europe, the Middle East and Africa (“EMEA”)	200,143	40%	172,643	38%
Asia Pacific	45,332	9%	42,939	9%
South America	26,895	6%	34,259	7%
Total revenues	$498,083	100%	$458,914	100%
 (1) Revenue for the United States was $210.3 million and $190.6 million for the three months ended September 30, 2022 and 2021, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with net revenues of 10% or greater of total revenues.

NOTE 16 - SUBSEQUENT EVENTS

Dividends

On November 4, 2022, the Company's Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on November 21, 2022 to shareholders of record at the close of business on November 14, 2022. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

COVID-19 Update - The 2019 novel coronavirus (COVID-19), which the World Health Organization (“WHO”) characterized as a pandemic in March 2020, continues to disrupt global economies, and has spread to the major markets in which we operate, including the United States, Asia, Europe and South America. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel, stay-at-home orders or work remote or from home conditions in many of the locations where we have offices. We have taken and will continue to take precautionary measures intended to help minimize the risk of COVID-19 to our employees. While we have not yet experienced a significant disruption to the productivity of our employees as a result of the COVID-19 pandemic, if the stay-at-home orders or work remote or from home conditions in any of our facilities continue for an extended period of time, or if an outbreak occurs in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and an overall lack of productivity. We have experienced a disruption in our supply chain and production as a result of the COVID-19 related restrictions and the global shortage of components. The current environment has impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional cost to expedite deliveries of components and services. For example, in fiscal 2022, and the first quarter of fiscal 2023, we experienced reduced availability for certain components (including the chipsets) used to manufacture our products, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly the chipsets, and may result in delays in product production, which shortages may be further exacerbated by increasing global shipping lead times and delays. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the chipsets used to manufacture our products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. The extent to which the COVID-19 pandemic and the global availability of components impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including further disruptions to our supply chain, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19-related events. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to “Part II – Item IA. Risk Factors” for a discussion of these factors and other risks.

Recent Developments

Russia-Ukraine Military Conflict - We are monitoring the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated economic sanctions. While the impact on our operations in Ukraine and its surrounding countries has not been material to our business or results of operations as of the date hereof, the full impact of the military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our operations in Ukraine and its surrounding countries, and its impact on global supply chains. Refer to “Part II – Item IA. Risk Factors” for a discussion of these factors and other risks.

China-Taiwan Tensions - We are monitoring the escalating tensions between China and Taiwan, and associated tensions between the U.S. and China. While the impact on our operations in Taiwan has not been material to our business or results of operations as of the date hereof, the full impact of the escalating tensions and potential military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on China-U.S. relations, including its impact on our operations in Taiwan, and its impact on global supply chains. Refer to “Part II – Item IA. Risk Factors” for a discussion of these factors and other risks.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 61% of our revenues during the three months ended September 30, 2022. Direct sales accounted for 39% of our revenue during the three months ended September 30, 2022.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 26, 2022, and there have been no material changes other than that have been disclosed in Note 2 to our consolidated financial statements herein. Additionally, as the COVID-19 pandemic continues to develop and supply chain constraints on the global supply of components, particularly the chipsets, we use to manufacture our products persists, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022		2021
	(In thousands, except percentages)
Revenues	$498,083	100%	$458,914	100%
Cost of revenues (1)	326,715	66%	249,451	54%
Gross profit	171,368	34%	209,463	46%
Operating expenses:
Research and development (1)	32,659	7%	32,051	7%
Sales, general and administrative (1)	16,696	3%	15,714	3%
Total operating expenses	49,355	10%	47,765	10%
Income from operations	122,013	24%	161,698	35%
Interest expense and other, net	(10,651)	(2%)	(3,815)	(1%)
Income before income taxes	111,362	22%	157,883	34%
Provisions for income taxes	18,180	4%	25,733	6%
Net income	$93,182	18%	$132,150	29%
(1) Includes stock-based compensation as follows:
Cost of revenues	11		22
Research and development	769		570
Sales, general and administrative	268		218
Total stock-based compensation	$1,048		$810
Revenues

Total revenues increased $39.2 million, or 9%, from $458.9 million in the three months ended September 30, 2021 to $498.1 million in the three months ended September 30, 2022.

The increase in revenues was primarily driven by our Enterprise Technology platform. The revenue from the Service Provider Technology platform declined when compared to the comparable prior year period. While revenues increased, our revenues continue to be negatively impacted by our inability to fulfill demand due to the global component supply shortage. Revenues also continue to be impacted by our ability to build products across all platforms as we are allocated available components to certain products.

Revenues by Product Type

	Three Months Ended September 30,
	2022		2021
	(in thousands, except percentages)
Enterprise technology	426,298	86%	346,773	76%
Service Provider Technology	$71,785	14%	$112,141	24%
Total revenues	$498,083	100%	$458,914	100%

Enterprise Technology revenue increased $79.5 million, or 23%, from $346.8 million in the three months ended September 30, 2021 to $426.3 million in the three months ended September 30, 2022.

The increase in Enterprise Technology revenue during the three months ended September 30, 2022 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.

Service Provider Technology revenue decreased $40.3 million, or 36%, from $112.1 million in the three months ended September 30, 2021 to $71.8 million in the three months ended September 30, 2022.

The decrease in Service Provider Technology revenue during the three months ended September 30, 2022 as compared to the same period in the prior year, was primarily due to decreased revenue in all regions across all the platforms.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
	(in thousands, except percentages)
North America(1)	$225,713	45%	$209,073	46%
Europe, the Middle East and Africa (“EMEA”)	200,143	40%	172,643	38%
Asia Pacific	45,332	9%	42,939	9%
South America	26,895	6%	34,259	7%
Total revenues	$498,083	100%	$458,914	100%
(1) Revenue for the United States was $210.3 million and $190.6 million for the three months ended September 30, 2022 and 2021, respectively.

North America

Revenues in North America increased $16.6 million, or 8%, from $209.1 million in the three months ended September 30, 2021 to $225.7 million in the three months ended September 30, 2022.

The increase in North America revenues during the three months ended September 30, 2022 as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology products offset in part, by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased $27.5 million, or 16%, from $172.6 million in the three months ended September 30, 2021 to $200.1 million in the three months ended September 30, 2022.

The increase in EMEA revenues during the three months ended September 30, 2022 as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology products offset in part, by decreased revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $2.4 million, or 6%, from $42.9 million in the three months ended September 30, 2021 to $45.3 million in the three months ended September 30, 2022.

The increase in Asia Pacific revenues during the three months ended September 30, 2022 as compared to the same period in the prior year was primarily due to increased revenue from Enterprise Technology products offset in part, by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America decreased $7.4 million, or 22%, from $34.3 million in the three months ended September 30, 2021 to $26.9 million in the three months ended September 30, 2022.

The decrease in South America revenues during the three months ended September 30, 2022 as compared to the same period in the prior year was primarily due to decreased revenue from Service Provider Technology products offset in part by increased revenue from Enterprise Technology products.

Cost of Revenues and Gross Profit

Cost of revenues increased $77.2 million, or 31%, from $249.5 million in the three months ended September 30, 2021 to $326.7 million in the three months ended September 30, 2022. The increase is primarily due to higher component costs and shipping costs.

Gross profit margin decreased to 34.4% in the three months ended September 30, 2022 compared to 45.6% in the three months ended September 30, 2021, primarily driven by changes in product mix, higher component costs and shipping costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased marginally by $0.6 million, or 2%, from $32.1 million in the three months ended September 30, 2021 to $32.7 million in the three months ended September 30, 2022. As a percentage of revenues, R&D expenses remained consistent at 7% for both periods.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $1.0 million, or 6%, from $15.7 million in the three months ended September 30, 2021 to $16.7 million in the three months ended September 30, 2022. As a percentage of revenues, SG&A expenses remained consistent at 3% for both periods. The increase in SG&A costs as compared to the comparable prior year period was primarily due to higher webstore credit card processing fees and professional fees, offset in part by lower marketing expenses.

Provision for Income Taxes

Our provision for income taxes decreased $7.5 million, or 29%, from $25.7 million for the three months ended September 30, 2021 to $18.2 million for the three months ended September 30, 2022. Our effective tax rates were 16.3% for both periods.

Our effective tax rates for the three months ended September 30, 2022 as compared to the same period in the prior year was primarily driven by changes in the mix of the income earned in various tax jurisdictions negated by an increase in the Global Intangible Low-Taxed Income (GILTI) inclusion for the U.S. taxable income. The increase in GILTI is primarily attributable to the mandatory research and development capitalization rules under the 2017 Tax Cuts and Jobs Act that went into effect for the Company's period ending September 30, 2022.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term and long-term investments. We had cash and cash equivalents of $136.5 million and $136.2 million as of September 30, 2022 and June 30, 2022, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$41,984	$100,938
Net cash (used in) investing activities	(8,662)	(2,990)
Net cash (used in) financing activities	(33,027)	(81,436)
Net increase in cash and cash equivalents	$295	$16,512

Cash Flows from Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2022 consisted primarily of net income of $93.2 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $56.6 million. This net change consisted primarily of a $94.2 million increase in inventory, a $27.9 million increase in accounts receivable, a $1.7 million increase prepaid expense and other assets, a $34.2 million increase in net accounts payable and accrued liabilities, a $4.5 million increase in taxes payable due to the timing of federal tax payments and a $30.4 million decrease in vendor deposits.

Net cash provided by operating activities in the three months ended September 30, 2021 consisted primarily of net income of $132.2 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $38.7 million. This net change consisted primarily of a $27.6 million increase in inventory, $20.3 million increase in vendor deposit, $14.3 million increase in net accounts payable and accrued liabilities, a $1.6 million increase in accounts receivable, a $17.4 million increase in taxes payable due to the timing of federal tax payments and a $17.7 million increase in prepaid expense and other assets.

Cash Flows from Investing Activities

We used $8.7 million of cash in investing activities during the three months ended September 30, 2022. Our investing activities consisted primarily of $8.7 million of capital expenditures.

We used $3.0 million of cash in investing activities during the three months ended September 30, 2021. Our investing activities consisted of $3.0 million of capital expenditures, and $0.6 million purchase of investments partially offset by maturities of investment securities of $0.6 million.

Cash Flows from Financing Activities

We used $33.0 million of cash in financing activities during the three months ended September 30, 2022. During the three months ended September 30, 2022, we used $36.3 million related to dividends paid on our common stock and received $3.8 million (net) of funds under the Company's credit facilities.

We used $81.4 million of cash in financing activities during the three months ended September 30, 2021. During the three months ended September 30, 2021, we used $6.3 million of funds for repayments under the Company’s credit facilities, $36.8 million related to the repurchase of our common stock and $37.5 million related to dividends paid on our common stock.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2022.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of September 30, 2022.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, our contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of September 30, 2022, we have recorded a purchase obligation liability of $7.7 million related to component purchase commitments. There have been no other significant liabilities for cancellations recorded as of September 30, 2022. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $1,697.7 million to $2,362.8 million as of September 30, 2022, depending upon the timing of orders placed for these components by our contract manufacturers.

Transition Tax

We have obligations of $67.4 million as of September 30, 2022, related to transition tax. Payment of these obligations are expected to be $16.9 million for fiscal 2024, $22.5 million for fiscal 2025 and $28.0 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $6.7 million as of September 30, 2022, which consisted primarily of commitments related to raw materials and research and development projects.

Unrecognized Tax Benefits

As of September 30, 2022, we had $33.4 million of unrecognized tax benefits and an additional $3.6 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $136.5 million and $136.2 million as of September 30, 2022 and June 30, 2022, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10 % increase or decrease in interest rates due mainly to the short-term nature of these instruments

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2022, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $15.9 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $1.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. If any event related to these known or unknown risks or uncertainties actually occurs, our business prospects, operating results, and financial condition could be materially adversely affected.

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

We rely upon a limited number of distributors, and changes in our relationships with our distributors or changes within our distributors may disrupt our sales.
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

We rely upon a limited number of contract manufacturers to produce our products. Shortages of components or manufacturing capacity could increase our costs or delay our ability to fulfill future orders and could have a material adverse impact on our business and results of operations.
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
We use components that are subject to price fluctuations, shortages or interruptions of supply, including chipsets that have been subject to ongoing significant shortages. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components could delay or disrupt the supply of our products and affect our business, results of operations and financial condition. Since 2020, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which has impacted, and we expect will continue to impact our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture or products. While we are continuing to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of the supply shortage, there are many companies seeking to purchase the limited supply of chipsets and other components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. We expect that shortages of chipsets and other components will continue and may have an adverse impact on our ability to manufacture our products and meet demand for our products. Should the shortage of chipsets and other components used to manufacture our products continue, there is no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters, military conflicts or geopolitical tensions in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, we have experienced a disruption in our supply chain as a result of the COVID-19 related restrictions that have impacted our suppliers’ ability to manufacture or provide key components or services, and we have incurred, and continue to incur, additional costs to expedite deliveries of components and services. The disruptions in our supply chain have not been fully remediated as of the date of this Quarterly Report on Form 10-Q. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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
As of September 30, 2022, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility (each as defined herein), was $462.5 million and $330.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of November 4, 2022, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Additionally, California enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. Given the recent implementation of the regulations, we cannot yet predict the impact of the CCPA on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CSL and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition. Further, it is anticipated that the California Privacy Rights Act, or CPRA, effective January 1, 2023, will significantly expand the CCPA, creating obligations relating to consumer data beginning on January 1, 2023, with implementing regulations expected in the third or fourth quarter of 2022, and enforcement beginning July 1, 2023. It will also create a new California Privacy Protection Agency authorized to issue substantive regulations and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Utah Consumer Privacy Act and Connecticut passed the Act Concerning Personal Data Privacy and Online Monitoring, each of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The preparation of consolidated financial statements also requires us to make estimates and assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Additionally, as the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.

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
We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities. Tax authorities could challenge our assertions with respect to how we have conducted our business operations which might result in a claim for larger tax payments from us, including, but not limited to, income and withholding taxes and potential fines or penalties. The expense of defending and resolving such audits may be significant. The amount of time to resolve such audits is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these audits or other reviews to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our business, results of operations and financial condition.

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

From time to time the United States, foreign and state governments make substantive changes to tax laws and regulations. For example, in 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, which made a number of changes, including changing the taxation of certain foreign earnings and the requirement to capitalize and amortize research and development expenditures. Further, in 2022, the U.S. government enacted the Inflation Reduction Act, which made a number of changes, including adding a 1% excise tax on stock buybacks by publicly-traded corporations and a 15% corporate minimum tax for companies with higher than $1 billion of certain adjusted financial statement income. As a result of the 1% excise tax, the cost to us of making repurchases will increase and the number of shares repurchased pursuant to our stock repurchase programs will be reduced. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S., may materially and adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2022 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 6, 2022	$200	—	$—	$—	0	$200	9/30/2023

There was no Common Stock repurchase activity under the share repurchase programs during the three months ended September 30, 2022.

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

UBIQUITI INC.

Dated:	November 4, 2022	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 4, 2022	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)