Form 10-Q
period 2022-12-31
Ubiquiti Inc.
filed 2023-02-03
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 2, 2023, 60,441,502 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED December 31, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$159,505	$136,224
Investments — short-term	162	427
Accounts receivable, net of allowance for doubtful accounts of $55 and $52 at December 31, 2022 and June 30, 2022, respectively	151,945	119,627
Inventories	644,133	262,441
Vendor deposits	67,995	89,661
Prepaid expenses and other current assets	20,919	13,193
Total current assets	1,044,659	621,573
Property and equipment, net	86,351	80,232
Operating lease right-of-use assets, net	58,951	64,231
Deferred tax assets	6,487	6,618
Other long-term assets	72,211	72,058
Total assets	$1,268,659	$844,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$244,695	$83,663
Income taxes payable	7,047	14,061
Debt — short-term	24,410	23,865
Other current liabilities	238,449	189,361
Total current liabilities	514,601	310,950
Income taxes payable — long-term	76,830	94,169
Operating lease liabilities —long-term	49,074	54,025
Debt — long-term	869,918	762,622
Other long-term liabilities	6,186	5,822
Total liabilities	1,516,609	1,227,588
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,430,958 and 60,420,525 outstanding as of December 31, 2022 and June 30, 2022, respectively	60	60
Additional paid–in capital	2,228	650
Accumulated other comprehensive (loss)	—	(474)
Retained (deficit)	(250,238)	(383,112)
Total stockholders’ (deficit)	(247,950)	(382,876)
Total liabilities and stockholders’ deficit	$1,268,659	$844,712
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues	$493,571	$431,565	$991,654	$890,479
Cost of revenues	296,010	256,867	622,725	506,319
Gross profit	197,561	174,698	368,929	384,160
Operating expenses:
Research and development	33,765	32,870	66,424	64,920
Sales, general and administrative	18,643	16,437	35,339	32,151
Total operating expenses	52,408	49,307	101,763	97,071
Income from operations	145,153	125,391	267,166	287,089
Interest expense and other, net	(11,272)	(2,717)	(21,923)	(6,532)
Income before income taxes	133,881	122,674	245,243	280,557
Provision for income taxes	21,676	19,025	39,856	44,758
Net income	$112,205	$103,649	$205,387	$235,799
Net income per share of common stock:
Basic	$1.86	$1.66	$3.40	$3.78
Diluted	$1.86	$1.66	$3.40	$3.78
Weighted average shares used in computing net income per share of common stock:
Basic	60,429	62,323	60,428	62,421
Diluted	60,448	62,361	60,448	62,461

Other comprehensive income:
Unrealized losses on available-for-sale securities	$—	$7	$—	$7
Other comprehensive loss	—	7	—	7
Comprehensive income	$112,205	$103,656	$205,387	$235,806
See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three and Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	93,182	—	93,182
Other comprehensive income (loss)	—	—		—	(49)	(49)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	6,174	—	(544)	—	—	(544)
Stock-based compensation expense	—	—	1,048	—	—	1,048
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,256)	—	(36,256)
Balance at September 30, 2022	60,428,811	$60	$1,177	$(326,186)	$(523)	$(325,472)
Net Income	—	—	—	112,205	—	112,205
Reclassification adjustment for loss on investments included in net income	—	—	—	—	523	523
Restricted stock units issued, net of tax withholdings	2,147	—	(50)	—	—	(50)
Stock-based compensation expense	—	—	1,101	—	—	1,101
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,257)	—	(36,257)
Balances at December 31, 2022	60,430,958	$60	$2,228	$(250,238)	$—	$(247,950)

	Three and Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	132,150	—	132,150
Other comprehensive (loss)	—	—	—	—	(1)	(1)
Stock options exercised	1,605	—	17	—	—	17
Restricted stock units issued, net of tax withholdings	7,887	—	(952)	—	—	(952)
Repurchases of Common Stock	(130,994)	(1)	125	(39,376)	—	(39,252)
Stock-based compensation expense	—	—	810	—	—	810
Dividends Paid on Common Stock ($0.60 per share)	—	$—	$—	$(37,499)	$—	$(37,499)
Balance at September 30, 2021	62,461,356	$62	$—	$57,910	$—	$57,972
Net Income	—	—	—	103,649	—	103,649
Other comprehensive income (loss)	—	—	—	—	7	7
Stock options exercised	2,584	—	36	—	—	36
Restricted stock units issued, net of tax withholdings	7,947	—	(181)	—	—	(181)
Repurchases of Common Stock	(434,271)	—	(587)	(128,457)	—	(129,044)
Stock-based compensation expense	—	—	819	—	—	819
Dividends Paid on Common Stock ($0.60 per share)	—	$—	$—	$(37,445)	$—	$(37,445)
Balances at December 31, 2021	62,037,616	$62	$87	$(4,343)	$7	$(4,187)

See notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$205,387	$235,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,636	6,546
Amortization of debt issuance costs	654	665
Non-cash lease expense	342	1,063
Premium amortization and (discount accretion), net	—	24
Provision for inventory obsolescence	5,619	1,396
Provision for loss on vendor deposits and purchase commitments	(1,165)	5,501
Stock-based compensation	2,148	1,628
Provisions for doubtful accounts	(3)	7
Deferred taxes	131	228
Recovery of impaired investment	—	(902)
Change in unrealized loss on available-for-sale securities	739	13
Other, net	(100)	(280)
Changes in operating assets and liabilities:
Accounts receivable	(32,315)	46,822
Inventories	(388,144)	(44,724)
Vendor deposits	15,027	(19,151)
Prepaid expenses and other assets	(8,946)	2,988
Accounts payable	161,186	(5,628)
Income taxes payable	(24,353)	(13,330)
Deferred revenues	(1,843)	(1,397)
Accrued and other liabilities	60,333	(21,143)
Net cash provided by operating activities	2,333	196,125
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(13,468)	(6,492)
Purchase of investments	—	(802)
Proceeds from maturities of investments	—	750
Net cash (used in) investing activities	(13,468)	(6,544)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	180,000	30,000
Repayment against credit facility- Revolver	(60,000)	—
Repayment against credit facility- Term	(12,500)	(12,500)
Repurchases of common stock	—	(168,294)
Payment of common stock cash dividends	(72,513)	(74,945)
Proceeds from exercise of stock options	23	51
Tax withholdings related to net share settlements of restricted stock units	(594)	(1,132)
Net cash provided by (used in) financing activities	34,416	(226,820)
Net increase (decrease) in cash and cash equivalents	23,281	(37,239)
Cash and cash equivalents at beginning of period	136,224	249,418
Cash and cash equivalents at end of period	$159,505	$212,179
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$64,285	$62,684
Interest paid	$18,482	$4,816
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$1,826	$27,272
Unpaid property and equipment and other long-term assets	$357	$469
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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2022, included in its Annual Report on Form 10-K, as filed with the SEC on August 26, 2022 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for any future periods.

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

Disaggregation of Revenue

See Note 13, "Segment Information, Revenues by Geography and Significant Customers" for disaggregation of revenue by product category and geography.

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

As of December 31, 2022 and June 30, 2022, the Company’s customer deposits were $0.9 million and $1.1 million, respectively.

As of December 31, 2022, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $19.1 million and $6.2 million, respectively.

As of June 30, 2022, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.8 million and $5.8 million, respectively.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income	$112,205	$103,649	$205,387	$235,799
Denominator:
Weighted-average shares used in computing basic earnings per share	60,429	62,323	60,428	62,421
Add—dilutive potential common shares:
Stock options	—	7	1	8
Restricted stock units	19	31	19	32
Weighted-average shares used in computing diluted net income per share	60,448	62,361	60,448	62,461
Net income per share of common stock:
Basic	$1.86	$1.66	$3.40	$3.78
Diluted	$1.86	$1.66	$3.40	$3.78

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Finished goods	$573,175	$253,260
Raw materials	70,958	9,181
Total	$644,133	$262,441

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Testing equipment	$19,488	$16,999
Tooling equipment	19,399	18,398
Leasehold improvements	23,643	18,589
Computer and other equipment	11,069	11,078
Software	10,739	10,509
Furniture and fixtures	1,899	2,668
Corporate aircraft	65,807	65,807
Property and equipment, gross	152,044	144,048
Less: Accumulated depreciation	(65,693)	(63,816)
Property and equipment, net	$86,351	$80,232

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Hong Kong Tax deposit (1)	60,262	59,992
Intangible assets, net (2)	6,474	7,228
Other long-term assets, net	5,475	4,838
Total	$72,211	$72,058
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 12, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $5.1 million and $4.3 million as of December 31, 2022, and June 30, 2022, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Deferred revenue — short-term	$19,099	20,766
Accrued expenses	21,116	42,305
Lease liability— current	12,757	12,744
Warranty accrual	7,852	6,394
Accrued compensation and benefits	8,597	6,168
Customer deposits	915	1,059
Reserve for sales returns	3,048	4,297
Inventory received not billed	155,990	86,953
Other payables	9,075	8,675
Total	$238,449	$189,361

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Deferred Revenue — long-term	$6,186	$5,822

NOTE 6—ACCRUED WARRANTY

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Beginning balance	$6,394	$4,812
Accruals for warranties issued during the period	$5,822	4,220
Changes in liability for pre-existing warranties during the period	$222	445
Settlements made during the period	$(4,586)	(3,855)
Ending balance	$7,852	$5,622

NOTE 7—DEBT

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

The Company has $1.9 million of debt issuance costs which are capitalized and are being amortized as interest expense over the remaining life of the facilities.

The Company’s Debt consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Term Facility - short term	$25,000	$25,000
Debt issuance costs, net	(590)	(1,135)
Total Debt - short term	24,410	23,865
Term Facility - long term	431,250	443,750
Revolving Facility - long term	440,000	320,000
Debt issuance costs, net	(1,332)	(1,128)
Total Debt - long term	$869,918	$762,622

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

The Third Amended and Restated Credit Agreement requires the Company to maintain during the term of the Facilities a maximum consolidated total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. In addition, the Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Third Amended and Restated Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Third Amended and Restated Credit Agreement.

The Facilities

As of December 31, 2022, $456.3 million was outstanding on the Term Facility and $440 million outstanding on the Revolving Facility, leaving $260 million available on the Revolving Facility.

Term Facility

During the six months ended December 31, 2022, the Company made aggregate payments of $23.3 million under the Term Facility, of which $12.5 million was repayment of principal and $10.8 million was payment of interest.

As of December 31, 2022, the interest rate on the Term Facility was 6.13%. This interest rate reset on January 30, 2023.

Revolving Facility

Under the Third Amended and Restated Credit Agreement, during the six months ended December 31, 2022, the Company made aggregate payments of $67.7 million under the Revolving Facility, of which $60 million was repayment of principal and $7.7 million was payment of interest. As of December 31, 2022, the interest rates on the Revolving Facility were 6.04% - 6.10%.

The following table summarizes the Company’s estimated debt and interest payment obligations as of December 31, 2022, for the remainder of fiscal 2023 and future fiscal years (in thousands):

	2023 (remainder)	2024	2025	2026	2027	Thereafter	Total
Debt payment obligations	$12,500	$25,000	$25,000	$833,750	$—	$—	$896,250
Interest and other payments on debt payment obligations (1)	27,869	55,187	53,482	38,986	—	—	175,524
Total	$40,369	$80,187	$78,482	$872,736	$—	$—	$1,071,774
(1) Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2022 and assumes the outstanding revolver balance remains at $440 million. Although the Company’s interest rates on debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company enters into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of December 31, 2022, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and six months ended December 31, 2022 and 2021 (in thousands):

	Financial Statement Classification	Three Months Ended December 31,		Six Months Ended December 31,
		2022	2021	2022	2021
Operating lease costs:
Fixed lease costs	Operating expenses	$2,722	$2,326	$5,526	$4,471
Fixed lease costs	Cost of revenues	962	1,150	1,965	2,296
Variable lease costs	Operating expenses	153	176	154	320
Variable lease costs	Cost of revenues	142	199	157	329
Total lease costs		$3,979	$3,851	$7,802	$7,416

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and six months ended December 31, 2022 and 2021 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended December 31, 2022 and 2021, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.0 million and $3.5 million, respectively. For the six months ended December 31, 2022 and 2021, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $7.6 million and $6.5 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2022:

Remainder of Fiscal 2023	$7,048
Fiscal 2024	14,054
Fiscal 2025	12,834
Fiscal 2026	8,821
Fiscal 2027	5,062
Thereafter	18,544
Total future fixed operating lease payments	$66,363

Less: Imputed interest	$4,532
Total operating lease liabilities	$61,831

Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	2.3%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 8, "Leases" for future minimum lease payments under non-cancelable operating leases as of December 31, 2022.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability. There have been no significant liabilities for cancellations recorded as of December 31, 2022. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $440.6 million to $916.5 million as of December 31, 2022, depending upon the timing of orders placed for these components by our contract manufacturers.

Other Obligations

As of December 31, 2022, the Company has other obligations of $5.4 million which consisted primarily of commitments related to research and development projects.

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
NOTE 10—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On May 3, 2022, the Board of Directors of the Company approved a $200 million stock repurchase program (the “2022 May Program”). Under the 2022 May Program, the Company is authorized to repurchase up to $200 million of common stock. The 2022 May Program expires on September 30, 2023. The Company did not make any repurchases under the 2022 May Program during the three and six months ended December 31, 2022. As of December 31, 2022, the Company had $200 million available for share purchase under the 2022 May Program.

NOTE 11—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s 2020, 2010 and 2005 Equity Incentive Plan are described in the Company’s Annual Report.

As of December 31, 2022, the Company had 4,960,216 authorized shares available for future issuance under all of its stock incentive plans.

Stock-Based Compensation

The following table shows total stock-based compensation expense included in the consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of revenues	$13	$23	$24	$45
Research and development	813	587	1,581	1,157
Sales, general and administrative	275	209	543	427
	1,101	819	$2,148	$1,629

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the six months ended December 31, 2022:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2022	2,112	$10.77	0.37	$584,982
Exercised	(2,112)	$10.77
Forfeitures and cancellations
Balance, December 31, 2022	—	$—	—	$—
Vested as of December 31, 2022	—	$—	—	$—
Vested and exercisable as of December 31, 2022	—	$—	—	$—

During the three months ended December 31, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.0 million and $0.7 million, respectively, as determined as of the date of option exercise.

During the six months ended December 31, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.6 million and $1.3 million, respectively, as determined as of the date of option exercise.

As of December 31, 2022, the Company had no unrecognized compensation costs related to stock options.

The Company did not grant any employee stock options during the three and six months ended December 31, 2022, and 2021.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2022	53,374	$222.24
RSUs granted	9,282	$265.89
RSUs vested	(10,706)	$124.64
RSUs canceled	(740)	$274.04
Non-vested RSUs, December 31, 2022	51,210	$249.81

The intrinsic value of RSUs vested in the three months ended December 31, 2022 and 2021 was $0.6 million and $3.0 million, respectively.

The intrinsic value of RSUs vested in the six months ended December 31, 2022 and 2021 was $2.7 million and $6.0 million, respectively.

The total intrinsic value of all outstanding RSUs was $15.2 million as of December 31, 2022.

As of December 31, 2022, there were unrecognized compensation costs related to RSUs of $8.4 million which the Company expects to recognize over a weighted average period of 3.1 years.

NOTE 12—INCOME TAXES

The Company recorded tax provisions of $21.7 million and $39.9 million for the three and six months ended December 31, 2022 as compared to $19.0 million and $44.8 million for the three and six months ended December 31, 2021. The increased provision for the three months ended December 31, 2022 is attributable to an increase in taxable income in higher tax jurisdictions as compared to the prior year. The overall reduction to the tax provision for the six months ended December 31, 2022 is primarily related to the overall decrease in income before income taxes for the period.

The Company’s estimated fiscal year 2023 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under Global Intangible Low-Taxed Income ("GILTI") rules.

As of December 31, 2022, the Company had approximately $33.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended December 31, 2022, the Company recorded an increase of its unrecognized tax benefits of $1.5 million and a release of $1.3 million of its unrecognized tax benefits due to the lapse of the application statute of limitations for the quarter ended December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of December 31, 2022, the Company had $3.3 million accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service and the Hong Kong Inland Revenue Department (“IRD”). All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company’s foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2016 tax years.

During fiscal years 2022, 2021, 2020, 2019, and 2018, the Company made a total of $3.0 million, $21.9 million, $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2016 tax years. On March 2, 2022, the Company received notification that the Hong

Kong IRD is seeking an additional $23.5 million deposit covering the 2016 tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $3.0 million which was remitted on May 23, 2022. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $60.3 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the Internal Revenue Service (“IRS”) proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed on October 24, 2022, and the IRS filed its answer on December 27, 2022. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Enterprise technology	$417,408	85%	$330,358	77%	$843,706	85%	$677,131	76%
Service Provider Technology	76,163	15%	101,207	23%	147,948	15%	213,348	24%
Total revenues	$493,571	100%	$431,565	100%	$991,654	100%	$890,479	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
North America (1)	$227,452	46%	$187,063	43%	$453,165	46%	$396,136	44%
Europe, the Middle East and Africa (“EMEA”)	195,098	40%	190,966	44%	395,241	40%	363,609	41%
Asia Pacific	43,946	9%	32,758	8%	89,278	9%	75,697	9%
South America	27,075	5%	20,778	5%	53,970	5%	55,037	6%
Total revenues	$493,571	100%	$431,565	100%	$991,654	100%	$890,479	100%
 (1) Revenue for the United States was $209.4 million and $172.3 million for the three months ended December 31, 2022 and 2021, respectively. Revenue for the United States was $419.7 million and $362.8 million for the six months ended December 31, 2022 and 2021, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with net revenues of 10% or greater of total revenues.

NOTE 14—SUBSEQUENT EVENTS

Dividends

On January 31, 2023, the Company's Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on February 21, 2023 to shareholders of record at the close of business on February 13, 2023. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this quarterly report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report, particularly in Note 9, “Commitments and Contingencies” to our consolidated financial statements and Part II “Other Information”, Item 1-Legal Proceedings and 1A-Risk Factors, in this report.

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

Supply Constraints and Risks – We continue to experience significant supply constraints caused, in part, by the COVID-19 pandemic. The continued duration of these supply constraints remains uncertain. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, they have increased, and are expected to continue to increase, our balances of finished goods and raw material inventories. The increasing balance of finished goods and raw material inventory significantly increases the risks of future material excess, obsolete inventory and related losses. We believe that we are taking the right actions to mitigate these continuing supply constraints, however, we recognize the associated risks.

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

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding the segment can be found in Note 13, "Segment Information, Revenues by Geography and Significant Customers" to our consolidated financial statements. Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied PCS.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 63% of our revenues during the six months ended December 31, 2022. Direct sales accounted for 37% of our revenue during the six months ended December 31, 2022.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 26, 2022, and there have been no material changes other than that have been disclosed in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements herein. Additionally, as the COVID-19 pandemic continues to develop and supply chain constraints on the global supply of components, particularly the chipsets, we use to manufacture our products persists, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Six Months Ended December 31, 2022 and 2021

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$493,571	100%	$431,565	100%	$991,654	100%	$890,479	100%
Cost of revenues (1)	296,010	60%	256,867	60%	622,725	63%	506,319	57%
Gross profit	197,561	40%	174,698	40%	368,929	37%	384,160	43%
Operating expenses:
Research and development (1)	33,765	7%	32,870	8%	66,424	7%	64,920	7%
Sales, general and administrative (1)	18,643	4%	16,437	4%	35,339	4%	32,151	4%
Total operating expenses	52,408	11%	49,307	11%	101,763	11%	97,071	11%
Income from operations	145,153	29%	125,391	29%	267,166	26%	287,089	32%
Interest expense and other, net	(11,272)	(2%)	(2,717)	(1%)	(21,923)	(2%)	(6,532)	(1%)
Income before income taxes	133,881	27%	122,674	28%	245,243	24%	280,557	31%
Provisions for income taxes	21,676	4%	19,025	4%	39,856	4%	44,758	5%
Net income	$112,205	23%	$103,649	24%	$205,387	20%	$235,799	26%
(1) Includes stock-based compensation as follows:
Cost of revenues	13		23		24		45
Research and development	813		587		1,581		1,157
Sales, general and administrative	275		209		543		427
Total stock-based compensation	$1,101		$819		2,148		1,629
Revenues

Total revenues increased $62.0 million, or 14%, from $431.6 million in the three months ended December 31, 2021 to $493.6 million in the three months ended December 31, 2022.

Total revenues increased $101.2 million, or 11%, from $890.5 million in the six months ended December 31, 2021 to $991.7 million in the six months ended December 31, 2022.

The increase in revenues was primarily driven by our Enterprise Technology platform. The revenue from the Service Provider Technology platform declined when compared to the comparable prior year period.

Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	(in thousands, except percentages)				(in thousands, except percentages)
Enterprise technology	$417,408	85%	$330,358	77%	$843,706	85%	$677,131	76%
Service Provider Technology	76,163	15%	101,207	23%	147,948	15%	213,348	24%
Total revenues	$493,571	100%	$431,565	100%	$991,654	100%	$890,479	100%

Enterprise Technology revenue increased $87.1 million, or 26%, from $330.4 million in the three months ended December 31, 2021 to $417.4 million in the three months ended December 31, 2022. Enterprise Technology revenue increased $166.6 million, or 25%, from $677.1 million in the six months ended December 31, 2021 to $843.7 million in the six months ended December 31, 2022.

The increase in Enterprise Technology revenue during the three and six months ended December 31, 2022 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.

Service Provider Technology revenue decreased $25.0 million, or 25%, from $101.2 million in the three months ended December 31, 2021 to $76.2 million in the three months ended December 31, 2022. Service Provider Technology revenue decreased $65.4 million, or 31%, from $213.3 million in the six months ended December 31, 2021 to $147.9 million in the six months ended December 31, 2022.

The decrease in Service Provider Technology revenue during the three and six months ended December 31, 2022 as compared to the same periods in the prior year, was primarily due to decreased revenue in all regions across all the platforms.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$227,452	46%	$187,063	43%	$453,165	46%	$396,136	44%
Europe, the Middle East and Africa (“EMEA”)	195,098	40%	190,966	44%	395,241	40%	363,609	41%
Asia Pacific	43,946	9%	32,758	8%	89,278	9%	75,697	9%
South America	27,075	5%	20,778	5%	53,970	5%	55,037	6%
Total revenues	$493,571	100%	$431,565	100%	$991,654	100%	$890,479	100%
(1) Revenue for the United States was $209.4 million and $172.3 million for the three months ended December 31, 2022 and 2021, respectively. Revenue for the United States was $419.7 million and $362.8 million for the six months ended December 31, 2022 and 2021, respectively.

North America

Revenues in North America increased $40.4 million, or 22%, from $187.1 million in the three months ended December 31, 2021 to $227.5 million in the three months ended December 31, 2022 and increased $57.0 million, or 14%, from $396.1 million in the six months ended December 31, 2021 to $453.2 million in the six months ended December 31, 2022.

The increase in North America revenues during the three and six months ended December 31, 2022 as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology products offset in part, by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased $4.1 million, or 2%, from $191.0 million in the three months ended December 31, 2021 to $195.1 million in the three months ended December 31, 2022 and increased $31.6 million, or 9%, from $363.6 million in the six months ended December 31, 2021 to $395.2 million in the six months ended December 31, 2022.

The increase in EMEA revenues during the three and six months ended December 31, 2022 as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology products offset in part, by decreased revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $11.2 million, or 34%, from $32.8 million in the three months ended December 31, 2021 to $43.9 million in the three months ended December 31, 2022 and increased $13.6 million, or 18%, from $75.7 million in the six months ended December 31, 2021 to $89.3 million in the six months ended December 31, 2022.

The increase in Asia Pacific revenues during the three and six months ended December 31, 2022 as compared to the same period in the prior year was primarily due to increased revenue from Enterprise Technology products offset in part, by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America increased $6.3 million, or 30%, from $20.8 million in the three months ended December 31, 2021 to $27.1 million in the three months ended December 31, 2022 and decreased $1.1 million, or 2%, from $55.0 million in the six months ended December 31, 2021 to $54.0 million in the six months ended December 31, 2022.

The increase in South America revenues during the three months ended December 31, 2022 as compared to the same period in the prior year was primarily due to increased revenue from Enterprise Technology products offset in part by decreased revenue from Service Provider Technology products. The decrease in South America revenues during the six months ended December 31, 2022 as compared to the same period in the prior year was primarily due to decreased revenue from Service Provider Technology products offset in part by increased revenue from Enterprise Technology products.

Cost of Revenues and Gross Profit

Cost of revenues increased $39.1 million, or 15%, from $256.9 million in the three months ended December 31, 2021 to $296.0 million in the three months ended December 31, 2022. The increase is primarily due to increased revenues and higher component and shipping costs.

Cost of revenues increased $116.4 million, or 23%, from $506.3 million in the six months ended December 31, 2021 to $622.7 million in the six months ended December 31, 2022. The increase is primarily due to due to increased revenues and higher component and shipping costs.

Gross profit margin decreased to 40.0% in the three months ended December 31, 2022 compared to 40.5% in the three months ended December 31, 2021 and decreased to 37.2% in the six months ended December 31, 2022 compared to 43.1% in the six months ended December 31, 2021, primarily driven by changes in product mix and increased component and shipping costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $0.9 million, or 3%, from $32.9 million in the three months ended December 31, 2021 to $33.8 million in the three months ended December 31, 2022. As a percentage of revenues, R&D expenses remained consistent at 7% for the three months ended December 31, 2022 compared to 8% in the three months ended December 31, 2021.

Research and development (“R&D”) expenses increased marginally by $1.5 million, or 2%, from $64.9 million in the six months ended December 31, 2021 to $66.4 million in the six months ended December 31, 2022. As a percentage of revenues, R&D expenses remained consistent at 7% for both periods.

The increase in R&D expenses as compared to the comparable prior year periods was primarily due to higher employee related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $2.2 million, or 13%, from $16.4 million in the three months ended December 31, 2021 to $18.6 million in the three months ended December 31, 2022. As a percentage of revenues, SG&A expenses remained consistent at 4% for both periods.

Sales, general and administrative (“SG&A”) expenses increased $3.2 million, or 10%, from $32.2 million in the six months ended December 31, 2021 to $35.3 million in the six months ended December 31, 2022. As a percentage of revenues, SG&A expenses remained consistent at 4% for both periods.

The increase in SG&A costs as compared to the comparable prior year period was primarily due to higher credit card processing fees, offset in part by lower professional fees.

Provision for Income Taxes

Our provision for income taxes increased $2.7 million, or 14%, from $19.0 million for the three months ended December 31, 2021 to $21.7 million for the three months ended December 31, 2022. Our effective tax rate increased to 16.2% for the three months ended December 31, 2022 as compared to 15.5% for the three months ended December 31, 2021.

Our provision for income taxes decreased $4.9 million, or 11%, from $44.8 million for the six months ended December 31, 2021 to $39.9 million for the six months ended December 31, 2022. Our effective tax rate increased to 16.3% for the six months ended

December 31, 2022 as compared to 16.0% for the six months ended December 31, 2021.

The change in effective tax rates for the three and six months ended December 31, 2022, as compared to the same periods in the prior year was primarily driven by changes in the mix of the income earned in various tax jurisdictions as well as an increase in current U.S taxes as a result of mandatory capitalization and amortization of research and development expenditures incurred in fiscal year 2023, as required by the 2017 Tax Cuts and Jobs Act (“TCJA”), and its interplay with GILTI. There is no offsetting deferred benefit due to our election to treat GILTI as a period cost.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $159.5 million and $136.2 million as of December 31, 2022 and June 30, 2022, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$2,333	$196,125
Net cash (used in) investing activities	(13,468)	(6,544)
Net cash provided by (used in) financing activities	34,416	(226,820)
Net increase (decrease) in cash and cash equivalents	$23,281	$(37,239)

Cash Flows from Operating Activities

Net cash provided by operating activities in the six months ended December 31, 2022 consisted primarily of net income of $205.4 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $219.1 million. This net change consisted primarily of a $388.1 million increase in inventory, a $32.3 million increase in accounts receivable, a $8.9 million increase in prepaid expense and other assets, a $221.5 million increase in net accounts payable and accrued liabilities, a $24.4 million decrease in taxes payable due to the timing of federal tax payments and a $15.0 million decrease in vendor deposits.

Net cash provided by operating activities in the six months ended December 31, 2021 consisted primarily of net income of $235.8 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $55.6 million. This net change consisted primarily of a $44.7 million increase in inventory, $19.2 million increase in vendor deposit, a $46.8 million decrease in accounts receivable, a $21.5 million decrease in net accounts payable and accrued liabilities, a $13.3 million decrease in taxes payable due to the timing of federal tax payments and a $3.0 million increase in prepaid expense and other assets.

Cash Flows from Investing Activities

We used $13.5 million of cash in investing activities during the six months ended December 31, 2022. Our investing activities consisted primarily of $13.5 million of capital expenditures.

We used $6.5 million of cash in investing activities during the six months ended December 31, 2021. Our investing activities consisted primarily of $6.5 million of capital expenditures and $0.8 million purchase of investments, partially offset by maturities of investment securities of $0.8 million.

Cash Flows from Financing Activities

We used $34.4 million of cash in financing activities during the six months ended December 31, 2022. During the six months ended December 31, 2022, we used $72.5 million related to dividends paid on our common stock and received $107.5 million (net) of funds under the Company's credit facilities.

We used $226.8 million of cash in financing activities during the six months ended December 31, 2021. During the six months ended

December 31, 2021, we used $17.5 million of net funds for repayments under the Company’s credit facilities, $168.3 million related to the repurchase of our common stock and $74.9 million related to dividends paid on our common stock.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2022.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of December 31, 2022.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability. There have been no significant liabilities for cancellations recorded as of December 31, 2022. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $440.6 million to $916.5 million as of December 31, 2022, depending upon the timing of orders placed for these components by our contract manufacturers.

Transition Tax

We have obligations of $67.4 million as of December 31, 2022, related to transition tax. Payment of these obligations are expected to be $16.9 million for fiscal 2024, $22.5 million for fiscal 2025 and $28.0 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $5.4 million as of December 31, 2022, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of December 31, 2022, we had $33.5 million of unrecognized tax benefits and an additional $3.3 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements.

Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future price reductions, our competitive status, our interest rate and foreign currency risks, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, our Facilities, future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and the impact of COVID-19 pandemic and the military conflict between Russia and Ukraine on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of U.S. tariffs on results of operations, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the networking industry and fluctuations in general economic conditions, the impact of COVID-19 pandemic and the military conflict between Russia and Ukraine on our business, results and liquidity, volatility in our short-term investments, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $159.5 million and $136.2 million as of December 31, 2022 and June 30, 2022, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2022, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $17.9 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $0.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 9, "Commitments and Contingencies" of the notes to consolidated financial statements for a discussion of our legal proceedings.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters, military conflicts or geopolitical tensions in these geographic areas are significant. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems currently cause and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may continue to cause disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, when our suppliers’ ability to manufacture or provide key components or services is impacted by supply chain disruptions, such as disruptions caused by COVID-19 related restrictions and shortages, we have incurred, and continue to incur, additional costs to expedite deliveries of components and services. The disruptions in our supply chain have not been fully remediated as of the date of this Quarterly Report on Form 10-Q. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems will impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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
As of December 31, 2022, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility (each as defined herein), was $456.3 million and $440.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of February 3, 2023, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the six months ended December 31, 2022 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 6, 2022	$200	—	$—	$—	N/A	$200	9/30/2023

There was no Common Stock repurchase activity under the share repurchase programs during the six months ended December 31, 2022.

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

UBIQUITI INC.

Dated:	February 3, 2023	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 3, 2023	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)