Form 10-Q
period 2023-03-31
Ubiquiti Inc.
filed 2023-05-05
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2023, 60,441,733 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$152,520	$136,224
Investments — short-term	121	427
Accounts receivable, net of allowance for doubtful accounts of $66 and $52 at March 31, 2023 and June 30, 2022, respectively	146,359	119,627
Inventories	743,397	262,441
Vendor deposits	89,321	89,661
Prepaid expenses and other current assets	20,674	13,193
Total current assets	1,152,392	621,573
Property and equipment, net	85,122	80,232
Operating lease right-of-use assets, net	59,562	64,231
Deferred tax assets	6,483	6,618
Other long-term assets	71,638	72,058
Total assets	$1,375,197	$844,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$159,075	$83,663
Income taxes payable	1,705	14,061
Debt — short-term	24,410	23,865
Other current liabilities	177,190	189,361
Total current liabilities	362,380	310,950
Income taxes payable — long-term	77,783	94,169
Operating lease liabilities —long-term	48,583	54,025
Debt — long-term	1,063,814	762,622
Other long-term liabilities	7,112	5,822
Total liabilities	1,559,672	1,227,588
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,441,733 and 60,420,525 issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	60	60
Additional paid–in capital	3,391	650
Accumulated other comprehensive (loss)	—	(474)
Retained (deficit)	(187,926)	(383,112)
Total stockholders’ (deficit)	(184,475)	(382,876)
Total liabilities and stockholders’ deficit	$1,375,197	$844,712
See notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues	$457,773	$358,068	$1,449,427	$1,248,547
Cost of revenues	269,297	242,050	892,023	748,369
Gross profit	188,476	116,018	557,404	500,178
Operating expenses:
Research and development	38,210	35,261	104,633	100,181
Sales, general and administrative	16,741	18,151	52,080	50,302
Total operating expenses	54,951	53,412	156,713	150,483
Income from operations	133,525	62,606	400,691	349,695
Interest expense and other, net	(16,497)	(3,252)	(38,421)	(9,784)
Income before income taxes	117,028	59,354	362,270	339,911
Provision for income taxes	18,451	9,000	58,306	53,758
Net income	$98,577	$50,354	$303,964	$286,153
Net income per share of common stock:
Basic	$1.63	$0.82	$5.03	$4.61
Diluted	$1.63	$0.82	$5.03	$4.61
Weighted average shares used in computing net income per share of common stock:
Basic	60,441	61,411	60,432	62,089
Diluted	60,455	61,435	60,451	62,125

Other comprehensive income:
Unrealized losses on available-for-sale securities	$—	$(439)	$—	$(433)
Other comprehensive loss	—	(439)	—	(433)
Comprehensive income	$98,577	$49,915	$303,964	$285,720
See notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except per share amounts)
(Unaudited)

	Three and Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	93,182	—	93,182
Other comprehensive income (loss)	—	—		—	(49)	(49)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	6,174	—	(544)	—	—	(544)
Stock-based compensation expense	—	—	1,048	—	—	1,048
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,256)	—	(36,256)
Balance at September 30, 2022	60,428,811	$60	$1,177	$(326,186)	$(523)	$(325,472)
Net Income	—	—	—	112,205	—	112,205
Reclassification adjustment for loss on investments included in net income	—	—	—	—	523	523
Restricted stock units issued, net of tax withholdings	2,147	—	(50)	—	—	(50)
Stock-based compensation expense	—	—	1,101	—	—	1,101
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,257)	—	(36,257)
Balances at December 31, 2022	60,430,958	$60	$2,228	$(250,238)	$—	$(247,950)
Net Income	—	—	—	98,577	—	98,577
Restricted stock units issued, net of tax withholdings	10,775	—	(83)	—	—	(83)
Stock-based compensation expense	—	—	1,246	—	—	1,246
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,265)	—	(36,265)
Balances at March 31, 2023	60,441,733	$60	$3,391	$(187,926)	$—	$(184,475)

	Three and Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	132,150	—	132,150
Other comprehensive (loss)	—	—	—	—	(1)	(1)
Stock options exercised	1,605	—	17	—	—	17
Restricted stock units issued, net of tax withholdings	7,887	—	(952)	—	—	(952)
Repurchases of Common Stock	(130,994)	(1)	125	(39,376)	—	(39,252)
Stock-based compensation expense	—	—	810	—	—	810
Dividends Paid on Common Stock ($0.60 per share)	—	$—	$—	$(37,499)	$—	$(37,499)
Balance at September 30, 2021	62,461,356	$62	$—	$57,910	$—	$57,972
Net Income	—	—	—	103,649	—	103,649
Other comprehensive income (loss)	—	—	—	—	7	7
Stock options exercised	2,584	—	36	—	—	36
Restricted stock units issued, net of tax withholdings	7,947	—	(181)	—	—	(181)
Repurchases of Common Stock	(434,271)	—	(587)	(128,457)	—	(129,044)
Stock-based compensation expense	—	—	819	—	—	819
Dividends Paid on Common Stock ($0.60 per share)	—	$—	$—	$(37,445)	$—	$(37,445)
Balances at December 31, 2021	62,037,616	$62	$87	$(4,343)	$7	$(4,187)
Net Income	—	—	—	50,354	—	50,354
Other comprehensive income (loss)	—	—	—	—	(439)	(439)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	7,225	—	(52)	—	—	(52)
Repurchases of Common Stock	(1,264,974)	(1)	(932)	(343,777)	—	(344,710)
Stock-based compensation expense	—	—	874	—	—	874
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,860)	—	(36,860)
Balances at March 31, 2022	60,781,979	$61	$—	$(334,626)	$(432)	$(334,997)

See notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$303,964	$286,153
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	12,164	10,110
Amortization of debt issuance costs	979	990
Non-cash lease expense	325	1,029
Premium amortization and (discount accretion), net	—	35
Provision for inventory obsolescence	8,142	1,437
Provision for loss on vendor deposits and purchase commitments	(2,419)	8,430
Stock-based compensation	3,394	2,503
Provisions for doubtful accounts	14	—
Deferred taxes	135	109
Recovery of impaired investment	—	(902)
Change in unrealized loss on available-for-sale securities	780	(407)
Provision for sales returns	62	83
Other, net	325	—
Changes in operating assets and liabilities:
Accounts receivable	(26,746)	84,808
Inventories	(489,463)	(13,520)
Vendor deposits	(5,045)	(34,844)
Prepaid expenses and other assets	(8,695)	(796)
Accounts payable	74,827	(9,812)
Income taxes payable	(28,742)	(12,663)
Deferred revenues	(2,561)	(2,721)
Accrued and other liabilities	(1,312)	(19,742)
Net cash (used in) provided by operating activities	(159,872)	300,280
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(15,650)	(11,063)
Purchase of investments	—	(864)
Proceeds from maturities of investments	—	1,209
Net cash (used in) investing activities	(15,650)	(10,718)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	380,000	250,000
Repayment against credit facility- Revolver	(60,000)	—
Repayment against credit facility- Term	(18,750)	(18,750)
Repurchases of common stock	—	(513,005)
Payment of common stock cash dividends	(108,778)	(111,804)
Proceeds from exercise of stock options	23	76
Tax withholdings related to net share settlements of restricted stock units	(677)	(1,185)
Net cash provided by (used in) financing activities	191,818	(394,668)
Net increase (decrease) in cash and cash equivalents	16,296	(105,106)
Cash and cash equivalents at beginning of period	136,224	249,418
Cash and cash equivalents at end of period	$152,520	$144,312
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$87,315	$72,826
Interest paid	$34,241	$7,403
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$5,814	$27,524
Unpaid stock repurchases	$—	$10,000
Unpaid property and equipment and other long-term assets	$1,097	$264
See notes to consolidated financial statements (unaudited).

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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2022, included in its Annual Report on Form 10-K, as filed with the SEC on August 26, 2022 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for any future periods.

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

As of March 31, 2023 and June 30, 2022, the Company’s customer deposits were $0.8 million and $1.1 million, respectively.

As of March 31, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $17.2 million and $7.1 million, respectively.

As of June 30, 2022, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.8 million and $5.8 million, respectively.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income	$98,577	$50,354	$303,964	$286,153
Denominator:
Weighted-average shares used in computing basic earnings per share	60,441	61,411	60,432	62,089
Add—dilutive potential common shares:
Stock options	—	5	—	7
Restricted stock units	14	19	19	29
Weighted-average shares used in computing diluted net income per share	60,455	61,435	60,451	62,125
Net income per share of common stock:
Basic	$1.63	$0.82	$5.03	$4.61
Diluted	$1.63	$0.82	$5.03	$4.61

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Finished goods	$645,520	$253,260
Raw materials	97,877	9,181
Total	$743,397	$262,441

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Testing equipment	$19,800	$16,999
Tooling equipment	19,918	18,398
Leasehold improvements	23,898	18,589
Computer and other equipment	11,398	11,078
Software	10,346	10,509
Furniture and fixtures	1,961	2,668
Corporate aircraft	65,807	65,807
Property and equipment, gross	153,128	144,048
Less: Accumulated depreciation	(68,006)	(63,816)
Property and equipment, net	$85,122	$80,232

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Hong Kong Tax deposit (1)	59,972	59,992
Intangible assets, net (2)	6,085	7,228
Other long-term assets, net	5,581	4,838
Total	$71,638	$72,058
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 12, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $5.5 million and $4.3 million as of March 31, 2023, and June 30, 2022, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Deferred revenue — short-term	$17,161	20,766
Accrued expenses	18,349	42,305
Lease liability— current	13,842	12,744
Warranty accrual	7,943	6,394
Accrued compensation and benefits	5,757	6,168
Customer deposits	753	1,059
Reserve for sales returns	3,995	4,297
Inventory received not billed	101,466	86,953
Other payables	7,924	8,675
Total	$177,190	$189,361

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Deferred Revenue — long-term	$7,112	$5,822

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Beginning balance	$6,394	$4,812
Accruals for warranties issued during the period	8,344	6,342
Changes in liability for pre-existing warranties during the period	206	790
Settlements made during the period	(7,001)	(5,847)
Ending balance	$7,943	$6,097

NOTE 7—DEBT

On March 30, 2021, the Company, as borrower and certain domestic subsidiaries entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that extended the $700 million senior secured revolving credit facility (the “Revolving Facility”) and provided a $500 million senior secured term loan facility (the “Term Facility”, together with the Revolving Facility, the “Facilities”), and extended the maturity of the Facilities to March 30, 2026. In addition, the Facilities include an option to request increases in the amounts of such credit facilities by up to an additional $500 million in the aggregate.

The Company has $1.8 million of debt issuance costs which are capitalized and are being amortized as interest expense over the remaining life of the facilities.

The Company’s debt consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Term Facility - short term	$25,000	$25,000
Debt issuance costs, net	(590)	(1,135)
Total Debt - short term	24,410	23,865
Term Facility - long term	425,000	443,750
Revolving Facility - long term	640,000	320,000
Debt issuance costs, net	(1,186)	(1,128)
Total Debt - long term	$1,063,814	$762,622

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

The Revolving and Term Facilities bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable LIBOR rate (or the Secured Overnight Financing Rate ("SOFR") rate for any new or existing loans that reset after April 2, 2023) for a specified period, plus a margin of between 1.50% and

2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the base rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the greatest of (A) Wells Fargo’s prime rate, (B) the federal funds rate plus 0.50% or (C) the applicable LIBOR rate (or SOFR rate for any new or existing loans that reset after April 2, 2023) for a period of one month plus 1.00%. A default interest rate shall apply on all obligations during certain events of default under the Third Amended and Restated Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

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

The Facilities

As of March 31, 2023, $450.0 million was outstanding on the Term Facility and $640 million was outstanding on the Revolving Facility, leaving $60 million available on the Revolving Facility.

Term Facility

During the nine months ended March 31, 2023, the Company made aggregate payments of $36.8 million under the Term Facility, of which $18.8 million was repayment of principal and $18.0 million was payment of interest.

As of March 31, 2023, the interest rate on the Term Facility was 6.59%. This interest rate reset on April 28, 2023.

Revolving Facility

Under the Third Amended and Restated Credit Agreement, during the nine months ended March 31, 2023, the Company made aggregate payments of $76.3 million under the Revolving Facility, of which $60 million was repayment of principal and $16.3 million was payment of interest. As of March 31, 2023, the interest rates on the Revolving Facility were 6.46% - 6.53%.

The following table summarizes the Company’s estimated debt and interest payment obligations as of March 31, 2023, for the remainder of fiscal 2023 and future fiscal years (in thousands):

	2023 (remainder)	2024	2025	2026	2027	Thereafter	Total
Debt payment obligations	$6,250	$25,000	$25,000	$1,033,750	$—	$—	$1,090,000
Interest and other payments on debt payment obligations (1)	18,196	72,139	70,272	51,468	—	—	212,075
Total	$24,446	$97,139	$95,272	$1,085,218	$—	$—	$1,302,075
(1) Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2023 and assumes the outstanding revolver balance remains at $640 million. Although the Company’s interest rates on debt obligations may vary, the Company has assumed the most recent available interest rates for all periods presented.

The Facilities were amended on April 3, 2023. For additional information regarding the Facilities, refer to Note 14 - Subsequent Events.

NOTE 8—LEASES

The Company enters into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of March 31, 2023, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and nine months ended March 31, 2023 and 2022 (in thousands):

	Financial Statement Classification	Three Months Ended March 31,		Nine Months Ended March 31,
		2023	2022	2023	2022
Operating lease costs:
Fixed lease costs	Operating expenses	$2,761	$2,390	$8,287	$6,861
Fixed lease costs	Cost of revenues	1,010	1,051	2,975	3,347
Variable lease costs	Operating expenses	234	230	388	549
Variable lease costs	Cost of revenues	149	139	305	468
Total lease costs		$4,154	$3,810	$11,955	$11,225

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and nine months ended March 31, 2023, were $0.2 million and $0.4 million, respectively. Total short-term costs for the three and nine months ended March 31, 2022, were $0.2 million and $0.4 million, respectively. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended March 31, 2023 and 2022, cash paid for amounts associated with the Company's operating lease liabilities were approximately $3.8 million and $3.8 million, respectively. For the nine months ended March 31, 2023 and 2022, cash paid for amounts associated with the Company’s operating lease liabilities were approximately $11.4 million and $10.2 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2023:

Remainder of Fiscal 2023	$3,805
Fiscal 2024	15,163
Fiscal 2025	13,831
Fiscal 2026	9,683
Fiscal 2027	5,727
Thereafter	18,726
Total future fixed operating lease payments	$66,935

Less: Imputed interest	$4,510
Total operating lease liabilities	$62,425

Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	2.5%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 8, "Leases" for future minimum lease payments under non-cancelable operating leases as of March 31, 2023.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability. There have been no significant liabilities for cancellations recorded as of March 31, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $1,279.2 million to $1,390.5 million as of March 31, 2023, depending upon the timing of orders placed for these components by our contract manufacturers.

Other Obligations

As of March 31, 2023, the Company has other obligations of $5.8 million which consisted primarily of commitments related to research and development projects.

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
NOTE 10—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On May 3, 2022, the Board of Directors of the Company approved a $200 million stock repurchase program (the “2022 May Program”). Under the 2022 May Program, the Company is authorized to repurchase up to $200 million of common stock. The 2022 May Program expires on September 30, 2023. The Company did not make any repurchases under the 2022 May Program during the three and nine months ended March 31, 2023. As of March 31, 2023, the Company had $200 million available for share purchase under the 2022 May Program.

NOTE 11—STOCK BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s 2020, 2010 and 2005 Equity Incentive Plans are described in the Company’s Annual Report.

As of March 31, 2023, the Company had 4,939,274 authorized shares available for future issuance under all of its stock incentive plans.

Stock-Based Compensation

The following table shows total stock-based compensation expense included in the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of revenues	$24	$18	$47	$63
Research and development	942	629	2,524	1,786
Sales, general and administrative	280	227	823	654
	1,246	874	$3,394	$2,503

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for the nine months ended March 31, 2023:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2022	2,112	$10.77	0.37	$584,982
Exercised	(2,112)	$10.77
Forfeitures and cancellations
Balance, March 31, 2023	—	$—	—	$—
Vested as of March 31, 2023	—	$—	—	$—
Vested and exercisable as of March 31, 2023	—	$—	—	$—

During the three months ended March 31, 2023 and 2022, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.0 million and $0.5 million, respectively, as determined as of the date of option exercise.

During the nine months ended March 31, 2023 and 2022, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.6 million and $1.8 million, respectively, as determined as of the date of option exercise.

As of March 31, 2023, the Company had no unrecognized compensation costs related to stock options.

The Company did not grant any employee stock options during the three and nine months ended March 31, 2023, and 2022.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2022	53,374	$222.24
RSUs granted	30,559	$271.27
RSUs vested	(21,783)	$182.18
RSUs canceled	(801)	$276.53
Non-vested RSUs, March 31, 2023	61,349	$260.18

The intrinsic value of RSUs vested in the three months ended March 31, 2023 and 2022 was $3.1 million and $2.2 million, respectively.

The intrinsic value of RSUs vested in the nine months ended March 31, 2023 and 2022 was $5.8 million and $8.2 million, respectively.

The total intrinsic value of all outstanding RSUs was $16.7 million as of March 31, 2023.

As of March 31, 2023, there were unrecognized compensation costs related to RSUs of $12.3 million which the Company expects to recognize over a weighted average period of 3.5 years.

NOTE 12—INCOME TAXES

The Company recorded tax provisions of $18.5 million and $58.3 million for the three and nine months ended March 31, 2023 as compared to $9.0 million and $53.8 million for the three and nine months ended March 31, 2022. The increased provision for the three months ended March 31, 2023 is primarily related to the overall increase in income before income taxes for the period as compared to the three months ended March 31, 2022. The increase to the tax provision for the nine months ended March 31, 2023 is attributable to the overall increase in income before income taxes for the period as well as an increase in taxable income in higher tax jurisdictions as compared to the prior year.

The Company’s estimated fiscal year 2023 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under Global Intangible Low-Taxed Income ("GILTI") rules.

As of March 31, 2023, the Company had approximately $34.9 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended March 31, 2023, the Company recorded an increase of its unrecognized tax benefits of $1.3 million. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of March 31, 2023, the Company had $3.5 million accrued interest related to uncertain tax matters.

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

During fiscal years 2022, 2021, 2020, 2019, and 2018, the Company made a total of $3.0 million, $21.9 million, $15.5 million, $13.4 million, and $6.6 million of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2016 tax years. On March 30, 2023, the Company received notification that the Hong Kong IRD is seeking an additional $0.3 million deposit covering the 2017 tax year. The Company has filed a formal protest in response to this notice and is awaiting a response from the Assessor's office. The Company does not expect the deposit, with respect to the 2017 tax year, to be material in nature. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $60.0 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
Enterprise technology	$373,573	82%	$295,043	82%	$1,217,279	84%	$972,173	78%
Service Provider Technology	84,200	18%	63,025	18%	232,148	16%	276,374	22%
Total revenues	$457,773	100%	$358,068	100%	$1,449,427	100%	$1,248,547	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
North America (1)	$230,741	50%	$183,575	51%	$683,907	47%	$579,711	47%
Europe, the Middle East and Africa (“EMEA”)	173,262	38%	135,227	38%	568,502	39%	498,836	40%
Asia Pacific	26,880	6%	26,455	7%	116,158	8%	102,152	8%
South America	26,890	6%	12,811	4%	80,860	6%	67,848	5%
Total revenues	$457,773	100%	$358,068	100%	$1,449,427	100%	$1,248,547	100%
 (1) Revenue for the United States was $214.3 million and $173.9 million for the three months ended March 31, 2023 and 2022, respectively. Revenue for the United States was $634.0 million and $536.8 million for the nine months ended March 31, 2023 and 2022, respectively.

For the periods presented, there were no customers with net revenues of 10% or greater of total revenues. Customers with an accounts receivable balance of 10% or greater of total accounts receivable are presented below for the periods indicated:

	Percentage of Accounts Receivable
	March 31,	June 30,
	2023	2022
Customer A	12%	*
* denotes less than 10%

NOTE 14—SUBSEQUENT EVENTS

First Amendment to Third Amended & Restated Credit Agreement

On April 3, 2023, the Company as borrower and certain domestic subsidiaries, as guarantors (the “Domestic Guarantors”) entered into a first amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”) with the financial institutions named as lenders therein and Wells Fargo. The First Amendment added a new term loan facility in an aggregate principal amount of $250.0 million (the “First Amendment Term Loan”) which is payable in quarterly installments equal to $3.125 million, commencing with the quarter ended June 30, 2023, and has a maturity date of March 30, 2026. The First Amendment Term Loan bears interest, at the Company’s option, at either (i) a floating rate per annum equal to Base Rate plus a margin of between 1.00% and 1.75%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable Adjusted Term SOFR rate for a specified period, plus a margin of between 2.00% and 2.75%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter.

The obligations of the Company and certain domestic subsidiaries under the First Amendment Term Loan are required to be guaranteed by the Domestic Guarantors and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Domestic Guarantors.

The First Amendment also (a) provided that all loans bearing interest at a LIBOR rate under the Amended Credit Agreement (each, a “LIBOR Rate Loan”) and the applicable interest periods in respect of such LIBOR Rate Loans under the Amended Credit Agreement will not be renewed or extended and, upon the expiration or earlier termination of such interest periods, such LIBOR Rate Loans will be (i) repaid or (ii) converted to loans accruing at Base Rate (as defined in the Amended Credit Agreement) or Adjusted Term SOFR (as defined below), at the Company’s option; (b) implemented “Adjusted Term SOFR” as a reference rate for borrowings under the Amended Credit Agreement, and (c) modified the definition of “Base Rate” to replace the LIBOR rate component with Adjusted Term SOFR. Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1%; each change in the Base Rate shall take effect simultaneously with the corresponding change or changes in the Prime Rate, the Federal Funds Rate or Adjusted Term SOFR, as applicable (provided that clause (c) shall not be applicable during any period in which Adjusted Term SOFR is unavailable or unascertainable). The Base Rate shall not be less than 1.00%. Adjusted Term SOFR is Term SOFR (as defined in the Amended Credit Agreement) plus 0.10% per annum; provided that Adjusted Term SOFR shall in no event be less than 0.00%.

Dividends

On May 5, 2023, the Company's Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on May 22, 2023 to shareholders of record at the close of business on May 15, 2023. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

Supply Constraints and Risks – We have experienced significant supply constraints caused, in part, by the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, they have increased, and are expected to continue to increase, our balances of finished goods and raw material inventories. The increasing balance of finished goods and raw material inventory significantly increases the risks of future material excess, obsolete inventory and related losses. We believe that we are taking the right actions to mitigate these continuing supply constraints, however, we recognize the associated risks.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 63% of our revenues during the nine months ended March 31, 2023. Direct sales accounted for 37% of our revenue during the nine months ended March 31, 2023.

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

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. These tariffs have already affected our operating results and margins. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—

Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 26, 2022, and there have been no material changes other than that have been disclosed in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements herein. Additionally, as the supply chain constraints caused, in part, by the COVID-19 pandemic continue to develop with supply chain constraints on the global supply of components persisting, particularly for the chipsets, we use to manufacture our products, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended March 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$457,773	100%	$358,068	100%	$1,449,427	100%	$1,248,547	100%
Cost of revenues (1)	269,297	59%	242,050	68%	892,023	62%	748,369	60%
Gross profit	188,476	41%	116,018	32%	557,404	38%	500,178	40%
Operating expenses:
Research and development (1)	38,210	8%	35,261	10%	104,633	7%	100,181	8%
Sales, general and administrative (1)	16,741	4%	18,151	5%	52,080	3%	50,302	4%
Total operating expenses	54,951	12%	53,412	15%	156,713	10%	150,483	12%
Income from operations	133,525	29%	62,606	17%	400,691	28%	349,695	28%
Interest expense and other, net	(16,497)	(3%)	(3,252)	(1%)	(38,421)	(3%)	(9,784)	(1%)
Income before income taxes	117,028	26%	59,354	16%	362,270	25%	339,911	27%
Provisions for income taxes	18,451	4%	9,000	3%	58,306	4%	53,758	4%
Net income	$98,577	22%	$50,354	13%	$303,964	21%	$286,153	23%
(1) Includes stock-based compensation as follows:
Cost of revenues	24		18		47		63
Research and development	942		629		2,524		1,786
Sales, general and administrative	280		227		823		654
Total stock-based compensation	$1,246		$874		$3,394		$2,503
Revenues

Total revenues increased $99.7 million, or 28%, from $358.1 million in the three months ended March 31, 2022 to $457.8 million in the three months ended March 31, 2023.

Total revenues increased $200.9 million, or 16%, from $1,248.5 million in the nine months ended March 31, 2022 to $1,449.4 million in the nine months ended March 31, 2023.

The increase in revenues was primarily driven by our Enterprise Technology platform. The revenue from the Service Provider Technology platform increased when compared to the comparable quarter in the prior year and declined when compared to the comparable prior year period.

Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	(in thousands, except percentages)				(in thousands, except percentages)
Enterprise technology	$373,573	82%	$295,043	82%	$1,217,279	84%	$972,173	78%
Service Provider Technology	84,200	18%	63,025	18%	232,148	16%	276,374	22%
Total revenues	$457,773	100%	$358,068	100%	$1,449,427	100%	$1,248,547	100%

Enterprise Technology revenue increased $78.5 million, or 27%, from $295.0 million in the three months ended March 31, 2022 to $373.6 million in the three months ended March 31, 2023. Enterprise Technology revenue increased $245.1 million, or 25%, from $972.2 million in the nine months ended March 31, 2022 to $1217.3 million in the nine months ended March 31, 2023.

The increase in Enterprise Technology revenue during the three months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions except Asia Pacific. The increase in Enterprise Technology revenue during the nine months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to product expansion and further adoption of our UniFi technology platform across all regions.

Service Provider Technology revenue increased $21.2 million, or 34%, from $63.0 million in the three months ended March 31, 2022 to $84.2 million in the three months ended March 31, 2023. Service Provider Technology revenue decreased $44.2 million, or 16%, from $276.4 million in the nine months ended March 31, 2022 to $232.1 million in the nine months ended March 31, 2023.

The increase in Service Provider Technology revenue during the three months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to increased revenue in all regions across all platforms. The decrease in Service Provider Technology revenue during the nine months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to decreased revenue in all regions across all the platforms.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$230,741	50%	$183,575	51%	$683,907	47%	$579,711	47%
Europe, the Middle East and Africa (“EMEA”)	173,262	38%	135,227	38%	568,502	39%	498,836	40%
Asia Pacific	26,880	6%	26,455	7%	116,158	8%	102,152	8%
South America	26,890	6%	12,811	4%	80,860	6%	67,848	5%
Total revenues	$457,773	100%	$358,068	100%	$1,449,427	100%	$1,248,547	100%
(1) Revenue for the United States was $214.3 million and $173.9 million for the three months ended March 31, 2023 and 2022, respectively. Revenue for the United States was $634.0 million and $536.8 million for the nine months ended March 31, 2023 and 2022, respectively.

North America

Revenues in North America increased $47.2 million, or 26%, from $183.6 million in the three months ended March 31, 2022 to $230.7 million in the three months ended March 31, 2023 and increased $104.2 million, or 18%, from $579.7 million in the nine months ended March 31, 2022 to $683.9 million in the nine months ended March 31, 2023.

The increase in North America revenues during the three months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology and Service Provider Technology products. The increase in North America revenues during the nine months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology products offset in part, by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased $38.0 million, or 28%, from $135.2 million in the three months ended March 31, 2022 to $173.3 million in the three months ended March 31, 2023, and increased $69.7 million, or 14%, from $498.8 million in the nine months ended March 31, 2022 to $568.5 million in the nine months ended March 31, 2023.

The increase in EMEA revenues during the three months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology and Service Provider Technology products. The increase in EMEA revenues during the nine months ended March 31, 2023, as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology products offset, in part, by decreased revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $0.4 million, or 2%, from $26.5 million in the three months ended March 31, 2022 to $26.9 million in the three months ended March 31, 2023, and increased $14.0 million, or 14%, from $102.2 million in the nine months ended March 31, 2022 to $116.2 million in the nine months ended March 31, 2023.

The increase in Asia Pacific revenues during the three months ended March 31, 2023 as compared to the same period in the prior year was primarily due to increased revenue from Service Provider Technology products offset, in part, by decreased revenue from our Enterprise Technology products. The increase in Asia Pacific revenues during the nine months ended March 31, 2023, as compared to the same period in the prior year, was primarily due to increased revenue from Enterprise Technology products offset, in part, by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America increased $14.1 million, or 110%, from $12.8 million in the three months ended March 31, 2022 to $26.9 million in the three months ended March 31, 2023 and increased $13.0 million, or 19%, from $67.8 million in the nine months ended March 31, 2022 to $80.9 million in the nine months ended March 31, 2023.

The increase in South America revenues during the three months ended March 31, 2023 as compared to the same period in the prior year was due to increased revenue from Enterprise Technology and Service Provider Technology products. The increase in South America revenues during the nine months ended March 31, 2023 as compared to the same period in the prior year was primarily due to increased revenue from Enterprise Technology products offset, in part, by decreased revenue from Service Provider Technology products.

Gross Profit

Gross profit margin increased to 41.2% in the three months ended March 31, 2023, compared to 32.4% in the three months ended March 31, 2022 and decreased to 38.0% in the nine months ended March 31, 2023, compared to 40.0% in the nine months ended March 31, 2022. The increase in gross profit margin for the three months ended March 31, 2023, as compared to the comparable prior year period was primarily driven by lower shipping costs. The decrease in gross profit margin for the nine months ended March 31, 2023, as compared to the comparable prior year period was primarily driven by changes in product mix and increased component costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $2.9 million, or 8%, from $35.3 million in the three months ended March 31, 2022 to $38.2 million in the three months ended March 31, 2023. As a percentage of revenues, R&D expenses decreased from 10% for the three months ended March 31, 2022 to 8% for the three months ended March 31, 2023.

Research and development (“R&D”) expenses increased by $4.5 million, or 4%, from $100.2 million in the nine months ended March 31, 2022 to $104.6 million in the nine months ended March 31, 2023. As a percentage of revenues, R&D expenses decreased from 8% for the nine months ended March 31, 2022 to 7% for the nine months ended March 31, 2023.

The increase in R&D expenses as compared to the comparable prior year periods was primarily due to higher employee related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses decreased $1.4 million, or 8%, from $18.2 million in the three months ended March 31, 2022 to $16.7 million in the three months ended March 31, 2023. As a percentage of revenues, SG&A expenses decreased from 5% for the three months ended March 31, 2022 to 4% for the three months ended March 31, 2023.

Sales, general and administrative (“SG&A”) expenses increased $1.8 million, or 4%, from $50.3 million in the nine months ended March 31, 2022 to $52.1 million in the nine months ended March 31, 2023. As a percentage of revenues, SG&A expenses decreased from 4.0% for the nine months ended March 31, 2022 to 3% for the nine months ended March 31, 2023.

The decrease in SG&A costs during the three months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to lower marketing expenses, professional fees and charitable contributions offset, in part, by higher employee related expenses and credit card processing fees. The increase in SG&A costs during the nine months ended March 31, 2023, as compared to the comparable prior year period was primarily due to higher credit card processing fees and travel expenses offset, in part, by lower professional fees and marketing expenses.

Provision for Income Taxes

Our provision for income taxes increased $9.5 million, or 105%, from $9.0 million for the three months ended March 31, 2022 to

$18.5 million for the three months ended March 31, 2023. Our effective tax rate increased to 15.8% for the three months ended March 31, 2023 as compared to 15.2% for the three months ended March 31, 2022.

Our provision for income taxes increased $4.5 million, or 8%, from $53.8 million for the nine months ended March 31, 2022 to $58.3 million for the nine months ended March 31, 2023. Our effective tax rate increased to 16.1% for the six months ended March 31, 2023 as compared to 15.8% for the six months ended March 31, 2022.

The change in effective tax rates for the three and nine months ended March 31, 2023, as compared to the same periods in the prior year was primarily driven by a change in the mix of the income earned in the various jurisdictions as well as an increase in current U.S. taxes as a result of mandatory capitalization and amortization of research and development expenditures incurred in fiscal year 2023, as required by the 2017 Tax Cuts and Jobs Act ("TCJA"), and its interplay with GILTI. There is no offsetting deferred benefit due to our election to treat GILTI as a period cost.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $152.5 million and $136.2 million as of March 31, 2023 and June 30, 2022, respectively. In April 2023, we entered the First Amendment Term Loan, which increased the size of our credit facilities by $250 million.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by operating activities	$(159,872)	$300,280
Net cash (used in) investing activities	(15,650)	(10,718)
Net cash provided by (used in) financing activities	191,818	(394,668)
Net increase (decrease) in cash and cash equivalents	$16,296	$(105,106)

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended March 31, 2023 consisted primarily of net income of $304.0 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $487.7 million. This net change consisted primarily of a $489.5 million increase in inventory, a $26.7 million increase in accounts receivable, a $8.7 million increase in prepaid expense and other assets, a $73.5 million increase in net accounts payable and accrued liabilities, a $28.7 million decrease in taxes payable due to the timing of federal tax payments and a $5.0 million increase in vendor deposits.

Net cash provided by operating activities in the nine months ended March 31, 2022 consisted primarily of net income of $286.2 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $9.3 million. This net change consisted primarily of a $13.5 million increase in inventory, $34.8 million increase in vendor deposits, a $84.8 million decrease in accounts receivable, a $29.6 million decrease in net accounts payable and accrued liabilities, a $12.7 million decrease in taxes payable due to the timing of federal tax payments and a $0.8 million increase in prepaid expense and other assets.

Cash Flows from Investing Activities

We used $15.7 million of cash in investing activities during the nine months ended March 31, 2023. Our investing activities consisted primarily of $15.7 million of capital expenditures.

We used $10.7 million of cash in investing activities during the nine months ended March 31, 2022. Our investing activities consisted primarily of $11.1 million of capital expenditures and $0.9 million purchase of investments, partially offset by maturities of investment securities of $1.2 million.

Cash Flows from Financing Activities

We received $191.8 million of cash from financing activities during the nine months ended March 31, 2023. During the nine months ended March 31, 2023, we received $301.3 million (net) of funds under the Company's Facilities and used $108.8 million related to dividends paid on our common stock.

We used $394.7 million of cash in financing activities during the nine months ended March 31, 2022. During the nine months ended March 31, 2022, we used $231.3 million of net funds for repayments under the Company’s Facilities, $513.0 million related to the repurchase of our common stock and $111.8 million related to dividends paid on our common stock.

Liquidity

In April 2023, we entered the First Amendment Term Loan, which increased the size of our credit facility by $250 million. We used the First Amendment Term Loan to repay $250 million of outstanding revolver loans under our Revolving Facility, allowing us to increase the cash available to be drawn under the Revolving Facility by the same amount. We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, future stock repurchases, dividends, and capital expenditure needs for the next twelve months, as well as long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under the Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2023.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of March 31, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and have purchase commitments with key component suppliers. During the normal course of business, the Company’s contract manufacturers procure components and manufacture products based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability. There have been no significant liabilities for cancellations recorded as of March 31, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred. We may be subject to additional purchase obligations for supply agreements and components ordered by our contract manufacturers based on manufacturing forecasts we provide them each month. We estimate the amount of these additional purchase obligations to range from $1,279.2 million to $1,390.5 million as of March 31, 2023, depending upon the timing of orders placed for these components by our contract manufacturers.

Transition Tax

We have obligations of $67.5 million as of March 31, 2023, related to transition tax. Payment of these obligations are expected to be $16.9 million for fiscal 2024, $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $5.8 million as of March 31, 2023, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of March 31, 2023, we had $34.9 million of unrecognized tax benefits and an additional $3.5 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $152.5 million and $136.2 million as of March 31, 2023 and June 30, 2022, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of March 31, 2023, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $21.8 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $2.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
•exposure to adverse developments affecting financial institutions at which we maintain deposits;
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
We use components that are subject to price fluctuations, shortages or interruptions of supply, such as chipsets. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components could delay or disrupt the supply of our products and affect our business, results of operations and financial condition. Since 2020, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which has impacted our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture our products. If there are shortages of chipsets or other components used to manufacture our products, while we expect to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of such supply shortage, there are many companies seeking to purchase the same components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. There is also no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.

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
The global macroeconomic environment has been challenging and inconsistent caused by instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, including the June 2016 referendum by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit”. The United Kingdom ceased to be a member of the European Union on January 31, 2020. An agreement governing the U.K.’s departure from the European Union, Brexit, was agreed to on December 24, 2020, but a “transition period” keeping most pre-departure arrangements in place ended on December 31, 2020. Accordingly, although an agreement on post-

Brexit trade and future European Union-United Kingdom relations (the European Union-United Kingdom Trade and Cooperation Agreement) was reached on December 24, 2020, and the formal ratification process was completed in April 2021, there continues to be uncertainty over some of the practical consequences of Brexit and as to its application, including as to the United Kingdom’s trading policies with the European Union and other countries as it issues new rules and regulations. The most significant impact of the new trade agreement is new regulations regarding trade, tax, and employees, among others, in the United Kingdom that resulted in the creation of non-tariff barriers and have increased our shipping and regulatory costs and complexities for moving our products between the United Kingdom and the European Union. The full effects of Brexit will depend on agreements the United Kingdom may make and rules and regulations it may issue concerning trading among the United Kingdom and the European Union. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have generally and how such withdrawal will affect us. The consequences of Brexit have brought legal uncertainty and increased complexity which could continue as national laws and regulations in the United Kingdom differ from the European Union laws and regulations and additional requirements come into effect in the United Kingdom and the European Union relating to testing, authorization, labeling and other requirements that may impact our ability to import, export and otherwise distribute our products, services, and solutions. Brexit could continue to cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

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
As of March 31, 2023, our balance outstanding under the Third Amended and Restated Credit Agreement for our Term Facility and Revolving Facility (each as defined herein), was $450.0 million and $640.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the SOFR. Whether SOFR will become a widely accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternative reference rates are uncertain at this time. The terms of our Amended Credit Agreement provide for the use of an alternative rate. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative rate could be higher and more volatile than LIBOR prior to its discontinuance and may result in interest obligations which are higher or lower or that do not otherwise correlate over time with the interest payments that would have been made on such debt if LIBOR remained in its current form. Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined. Further, the same costs and risks that may lead to the unavailability of LIBOR may make one or more of the alternative rate methods impossible or impracticable to determine. Any of these proposals or consequences could materially and adversely affect our financing costs, and as a result, our financial condition, operating results and cash flows.

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

As of May 5, 2023, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the nine months ended March 31, 2023 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 6, 2022	$200	—	$—	$—	N/A	$200	9/30/2023

There was no Common Stock repurchase activity under the share repurchase programs during the nine months ended March 31, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.

Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.1	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among Ubiquiti Inc., as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent.	8-K	10.1	April 7, 2023

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	May 5, 2023	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 5, 2023	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

10.1	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among Ubiquiti Inc., as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent.	8-K	10.1	April 7, 2023

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)