Form 10-K
period 2023-06-30
Ubiquiti Inc.
filed 2023-08-25
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,138,793,189 based upon the closing price of $273.53 of such common stock on the New York Stock Exchange on December 30, 2022 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 30, 2022 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 24, 2023, 60,446,854 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I

Note About Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components (including chipsets) used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, the Facilities (as defined herein), future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board ,the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of the global shortage of components (including chipsets) and pricing inflation associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Annual Report on Form 10-K, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Annual Report on Form 10-K also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. These industry publications, surveys and forecasts generally indicate that their information has been obtained from sources believed to be reliable. While we believe these industry publications, surveys and forecasts are reliable, we have not independently verified such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Item 1A. “Risk Factors.”

Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Inc. and its subsidiaries as a whole. Ubiquiti refers to the fiscal years ended June 30, 2023, 2022 and 2021 as fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 13 to our Consolidated Financial Statements. Our revenues were $1.9 billion, $1.7 billion and $1.9 billion in the fiscal years ended June 30, 2023, 2022 and 2021, respectively. We reported net income of $407.6 million, $378.7 million and $616.6 million in the fiscal years ended June 30, 2023, 2022 and 2021, respectively. Refer to our Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K for more financial information.

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

Our current Enterprise Provider solutions include:

•UniFi Gateway Console - UniFi Console is an Enterprise class router and security gateway device that is expandable and extends the UniFi enterprise solutions to provide cost-effective, reliable routing and advanced network security.
•UniFi WiFi - our UniFi WiFi platform was designed as an enterprise Wi-Fi system, combining Wi-Fi certified hardware with software-based management controller (UniFi OS). UniFi uses a virtual controller that allows for on-site management or remote management through the cloud, allowing for configuration of the network and individual access points.
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
•UniFi Talk - A new approach to business telephony. UniFi Talk is a plug-and-play phone system and VoIP subscription service designed for small and medium-sized businesses.

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

As of June 30, 2023, our research and development team consisted of 1,059 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Sweden, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $145.2 million, $137.7 million and $116.2 million for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase. For a further discussion of the uncertainties and business risks associated with our international workforce and operations, refer to risk factors under “Part I - Item 1A. Risk Factors - Risks Related to Our International Operations.”

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

Since 2020, we have experienced, and expect to continue to experience, periodic volatility in the supply of components used to manufacture our products, especially chipsets. This has resulted in supply constraints and corresponding increases in component delivery lead times and costs to obtain components, and resulted in delays in product production.

We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture our products and we generally do not have any guaranteed supply arrangements with our suppliers for these components (including the chipsets). While we have attempted to mitigate supply shortages through our contract manufacturers and exploring open-market avenues to procure the necessary components, there is no assurance that we will be able to obtain sufficient supply of such components on suitable terms, including the pricing terms. If we need to seek a suitable second source for these components for our products, there can be no assurance that we would be able to successfully source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets. We believe any shortage or delay in the supply of these components would harm our ability to continue to manufacture and supply our products, which would adversely affect our product offerings and revenues. For a further discussion of the uncertainties and business risks associated with the shortages of components, see “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, it could disrupt our business or have a material adverse effect on our results of operations and financial condition.”

We have experienced significant supply constraints caused, in part, by the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have increased, and are expected to continue to increase, our balances of finished goods and raw material inventories and vendor deposits. The increasing balances of finished goods and raw material inventory and vendor deposits significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we are taking the right actions to mitigate these continuing supply constraints, however, we recognize the associated risks. For a further discussion of the uncertainties and business risks associated with the supply constraints, refer to “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition.”

Tariffs

In June 2018, the Office of the United States Trade Representative announced new proposed tariffs for certain products imported into the U.S. from China. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. On January 22, 2020, the United States of Trade Representative announced it will reduce Section 301 List 4A additional tariffs from 15% to 7.5% and the List 4B tariffs would not go into effect. These tariffs have affected our operating results and margins. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I - Item 1A. Risk Factors - Risks Related to Our International Operations”. Our business may be negatively affected by political events and foreign policy responses” for additional information.

Sales and Distribution

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2023, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 75 countries. In fiscal 2023, 2022, and 2021, there were no customers that represented 10% or more of our revenue. Refer to Note 13 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.

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

Backlog

Our sales are primarily made through standard sale orders for delivery of products. Our inability to procure sufficient product due to COVID-19 and the worldwide chip shortage had led to a significant increase in our backlog of unfulfilled orders in fiscal 2022. However, with the abatement of supply constraints, we were able to reduce our backlog of unfulfilled orders in 2023. However, we do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

Environmental matters

We are subject to various environmental regulations governing materials usage, packaging and other environmental impacts in the United States and in various countries where our products are manufactured and sold. We are also subject to regulatory developments, including SEC disclosure regulations relating to "conflict minerals," relating to ethically responsible sourcing of the components and materials used in our products. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position.

Human Capital Management

Employee Overview

Our employees are at the center of everything we do at Ubiquiti and are the driving force for our innovation and success. Ubiquiti seeks to provide a safe, inclusive and positive employee experience for all its employees. It is our policy to make employment decisions and opportunities based on merit, qualifications, potential and competency. As of June 30, 2023, we employed and or contracted with 1,535 full time equivalent employees, of which 1,059 were in research and development, 365 in operations, and 111 in sales, general and administrative. Our workforce is diversified across multiple locations with 67%, 22% and 11% located in (i) Asia Pacific, (ii) Europe, the Middle East, and Africa (“EMEA”) and (iii) the Americas, respectively. The Company believes that its entrepreneurial, decentralized, and diversified work environment has contributed to its success. We seek to maintain a culture of accountability and performance that enables us to deliver highly-advanced and easily deployable solutions that appeal to a global market.

Talent and Human Capital Management

We believe that human capital management is key to our continued growth and success, and is critical to our ability to attract, retain and develop talented and skilled employees. We hire and compensate our talent based on their role, experiences, contributions and performance, regardless of their gender, race or ethnic background or other personal characteristics.

Our human capital is governed by employment regulations in each country in which we operate. We monitor key employment activities, such as hiring, termination and pay practices to comply with established regulations across the world.

Incentive Plans

Our incentive plans are designed to increase stockholder value by attracting, retaining and motivating high value personnel through the granting of equity and non-equity-based compensation awards. The principal purpose of our incentive plans is to motivate individuals to perform to the best of their abilities to achieve our short- and long-term objectives

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed or furnished with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed or furnished by the Company with the SEC are available free of charge on the Company’s website at http://ir.ui.com when such reports are available on the SEC website. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Also posted on our website on the Corporate Governance page is the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers. We will, if required, disclose future amendments to our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, or certain waivers of such provisions granted to such persons, on our website identified above.
The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Our executive office is located at 685 Third Avenue, 27th Floor, New York, New York 10017. Our website address is www.ui.com. From time to time, we may use our website as a channel of distribution of material information. The information on, or that can be assessed through, our website is not part of this Annual Report on Form 10-K.

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
•our inventory decisions, including, without limitation, for new product introductions, are based on assumptions and forecasts, which, if inaccurate, may result in write-downs of inventory or components and increases of vendor deposits;
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
•our reliance on a limited number of suppliers and our inability to predict shortages in components, such as the global shortage in chipsets, or other supply disruptions as a result of, including, without limitation, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan, or our failure to identify or qualify alternative suppliers;
•disruption to the manufacturing or shipping of our products due to natural disasters, labor shortages or operational reductions from outbreaks of diseases or other public health events, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan, or similar disruptions in the countries or regions in which our contract manufacturers or logistics contractors are located;
•a global economic downturn;
•lower than expected returns and exposure to increased operational risks from our investments in business lines, products, services, technologies, joint ventures and other strategic transactions;
• our enterprise and service provider technologies;
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
•exposure to adverse developments affecting financial institutions at which we maintain deposits
•exposure to increased economic and operational uncertainties from our international operations, including, without limitation, as a result of foreign policy and geopolitical developments, particularly those involving China and Russia, varying legal and regulatory regimes and the effects of foreign currency exchange rates;
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
•uncertainty surrounding the elimination of LIBOR and the transition to SOFR;
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

Risks Related to Our Business and Industry

We have limited visibility into future sales as a result of our reliance on distributors, which may increase volatility in our results and makes it difficult to forecast our future results of operations.
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and consumers, primarily through our network of distributors and resellers. We do not employ a traditional direct sales force. Sales to our distributors have accounted for the majority of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may build excess inventory, increase vendor deposits and we may not be able to decrease our expenses in time to offset any shortfall in revenues, which could harm our ability to achieve or sustain expected results of operations. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which may impair our distributor relationships, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations.

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

In addition, the lead times that we face for the procurement of components and subsequent manufacturing of our products are usually much longer than the lead time from our customers’ orders to the expected delivery date. This increases the risk that we may manufacture too many or not enough products in any given period. This risk may be further exacerbated by supply chain constraints on the global supply of components, particularly the chipsets, that we use to manufacture our products, as well as longer shipping lead times and delays.

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

We may need to build inventory for new product announcements and shipments or decide to increase or maintain higher levels of inventory, which may result in inventory write-downs and/or increased vendor deposits.
The Company must order components for its products, build inventory, both of finished products and components, and in certain cases, pay vendor deposits in advance of new product announcements and shipments. Decisions to build inventory for new products or to increase or maintain higher inventory levels and vendor deposit levels are typically based upon uncertain forecasts or other assumptions and may expose us to a greater risk of carrying excess or obsolete inventory. Because the markets in which the Company competes are volatile, competitive and subject to rapid technology changes, price changes, shortages and other disruptions, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory, increase vendor deposits or not fully utilize firm purchase commitments.

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
The market for our wireless broadband networking equipment is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for enterprise networking equipment and consumer products possess similar characteristics of rapid technological updates, evolving industry standards, frequent changes in consumer preferences, frequent new product introductions and short and unpredictable product life cycles. Our ability to keep pace in these markets depends upon our ability to enhance our current products, and to continue to develop and introduce new products rapidly and at competitive prices. The success of new product introductions or updates on existing products depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, development of sales channels, our ability to manage the risks associated with new product forecast, production ramp-up, the effective management of our inventory and manufacturing schedule and the risk that new products may have defects or other deficiencies in the early stages of introduction.

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
As we move into new markets for different types of products, our brand may not be as well-known as the incumbents’ brands in those markets. Potential customers may prefer to purchase from their existing suppliers or well-known brands rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies as our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants and there is no assurance that our entry into new markets will be successful. Many of these companies have significantly greater financial, technical, marketing, distribution and other resources than we do and are better positioned to acquire and offer complementary products and technologies.

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

Security vulnerabilities in our products, services and systems, in our distribution channel, or supply chain could lead to reduced revenues and claims against us.
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

Additionally, our sales to end customers through our webstores have increased, which may expose us to liabilities associated with the online collection of customer data, including credit card information, and the costs we may incur to mitigate such risks. Our sales to end customers through our webstores require the transmission of confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our end customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information and/or disrupt our operations. Any security breach could also expose us to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations. In addition, state and federal laws and regulations are increasingly enacted to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business and if we fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations. For additional information regarding the impact of privacy regulations applicable to our business, see “—Risks Related to Regulatory, Legal and Tax Matters — Our failure to comply with U.S. and foreign laws related to privacy, data security, cybersecurity and data protection, such as the E.U. Data Protection Directive and China Cybersecurity Law, could adversely affect our financial condition, results of operations, and our brand.”

We and certain of our vendors have experienced cyber-attacks in the past, and we, our vendors, suppliers, and distributors may experience cyber-attacks in the future. As a result, unauthorized parties have obtained, and may in the future obtain, access to our systems, our confidential business information and data and may have obtained, and may in the future obtain, our users’ or customers’ data. Our security measures have in the past, and may in the future, be breached due to human error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers or those of our vendors to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, costly and time-intensive notice requirements or other remediation efforts, damage to our reputation, and a loss of confidence in the security of our products and services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

For example, in January 2021, we became aware that certain of our information technology systems hosted by a third-party cloud provider were improperly accessed and certain of our source code and the credentials used to access the information technology systems themselves had been compromised. We received a threat to publicly release these materials unless we made a payment, which we have not done. As a result, it is possible that the source code and other information could be publicly disclosed or made available to our competitors. Due to the nature of the source code and the other information that we believe was improperly accessed, we at this time do not believe that any public disclosure will have a material adverse effect on our business or operations, but it is impossible to gauge the precise impact of any such disclosure. We have taken, and will continue to take, steps to remediate access controls to our information technology systems.

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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, the increasing use of our webstores by customers, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. As of March 2021, the Company has recovered $18.6 million. No additional recoveries have been made since March 31, 2021. Any additional recoveries are likely remote and therefore cannot be assured.

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

Additionally, from time to time, unexpected events, such as the COVID-19 pandemic, have had, and may have in the future, adverse effects on the ability of our contract manufacturers to fulfill their obligations to us due to, among other things, work stoppages or slowdowns due to facility closures or other social distancing mitigation efforts, and, more recently, the inability of our contract manufacturers to procure adequate supplies of the components to manufacture our products, particularly chipsets. A shortage of adequate component supply or manufacturing capacity could increase our costs by requiring us to use alternative contract manufacturers or component suppliers, which may not be available to us on acceptable terms, if at all. Moreover, our use of chipsets from different or multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets, which would also increase our manufacturing costs and could delay our ability to manufacture products and result in decreased sales of our products. These increases in manufacturing costs or delays in manufacturing could have a material adverse impact on our business and results of operations. For additional discussion of the risks associated with supply chain issues or supplies of components, including chipsets, see the risk factor below captioned “We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, it could disrupt our business or have a material adverse effect on our results of operations and financial condition.”

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
We use components that are subject to price fluctuations, shortages or interruptions of supply, such as chipsets. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components could delay or disrupt the supply of our products and affect our business, results of operations and financial condition. In 2020 and through most of 2023, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which impacted our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture our products. If there are shortages of chipsets or other components used to manufacture our products, while we expect to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of such supply shortage, there are many companies seeking to purchase the same components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. There is also no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.

We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions, including, without limitation, due to increasing demand for electronics and reductions in supply as a result of unforeseen events such as COVID-19, geopolitical conditions (including China-Taiwan relations) or commercial disputes with the suppliers, may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions and reduce our gross margin and profitability if we are unable to pass these price increases through to our customers. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm Atheros and Broadcom, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in southern China and Vietnam. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters (including as a result of climate change), military conflicts or geopolitical tensions in these geographic areas are significant. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storm, sea-level rise and flooding. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems have caused and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may cause in the future disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, when our suppliers’ ability to manufacture or provide key components or services is impacted by supply chain disruptions, we have incurred, and may incur in the future, additional costs to expedite deliveries of components and services. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems may impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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
The global macroeconomic environment has been challenging and inconsistent caused by inflation, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, and the instability in the geopolitical environment in many parts of the world.

Inflation in the United States and the other countries that we operate has decreased from its previous elevated level, however, it is uncertain whether inflation will continue to decrease or whether it may rise again. Rising inflation could have an adverse impact on our expenses. Our costs are subject to fluctuations, including due to the costs of raw materials, labor, transportation and energy. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or financial conditions.

Unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, may negatively affect demand for our products and exacerbate some of the other risks that affect our business, results of operations and financial condition. Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. A tighter credit market for consumer, business, and service provider spending may have several adverse effects, including reduced demand for our products, increased price competition or deferment of purchases and orders by our customers. If global economic conditions are volatile or if economic conditions deteriorate, the consumer demand for our products may not reach our sales targets. Additional effects of unfavorable macroeconomic conditions may include increased demand for customer finance, difficulties in collection of accounts receivable, higher overhead costs as a percentage of revenue and higher interest expense, risk of supply constraints, risk of excess and obsolete inventories, risk of excess facilities and manufacturing capacity and increased risk of counterparty failures. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and results of operations.

Additionally, the United Kingdom ceased to be a member of the European Union on January 31, 2020, commonly referred to as “Brexit”. Although the formal ratification process was completed in April 2021, there continues to be uncertainty over some of the practical consequences of Brexit and as to its application, including as to the United Kingdom’s trading policies with the European Union and other countries as it issues new rules and regulations. The full effects of Brexit will depend on agreements the United Kingdom may make and rules and regulations it may issue concerning trading among the United Kingdom and the European Union. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have generally and how such withdrawal will affect us. The consequences of Brexit have brought legal uncertainty and increased complexity which could continue as national laws and regulations in the United Kingdom differ from the European Union laws and regulations and additional requirements come into effect in the United Kingdom and the European Union relating to testing, authorization, labeling and other requirements that may impact our ability to import, export and otherwise distribute our products, services, and solutions. Brexit could cause disruptions in the markets that we serve. Additionally, we may be adversely affected by the Brexit in ways we do not currently anticipate.

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
We believe that we must continually develop and introduce new products, enhance our existing products, effectively stimulate customer demand for new and upgraded products, and successfully manage the transition to these new and upgraded products to maintain or increase our revenue. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments, inventory levels and vendor deposit levels, the availability of products in appropriate quantities to meet anticipated demand, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Therefore, we may not correctly determine in advance the ultimate effect of new product introductions and transitions. Additionally, if the assumptions on which we based our forecasts and management of product demand, purchase commitments, inventory levels or vendor deposit levels turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory, increase the vendor deposit levels, or not fully utilize firm purchase commitments.

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
We depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our consumer products. In the United States, we primarily sell our consumer products through a mix of retail channels, including our webstores, e-commerce, big box, mid-market and specialty retailers, and we reach certain U.S. markets and international markets through distributors.

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
We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank, in which we did not have deposits at the time, failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (ESG) matters, both in the United States and internationally. ESG-related initiatives, goals, and/or commitments such as those regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, could be difficult to achieve and costly to implement. The achievement of any goals that we may announce may rely on the accuracy of our estimates and assumptions supporting those goals. We could fail to achieve, or be perceived to fail to achieve, ESG-related initiatives, goals or commitments that we might set, and the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them may not be acceptable to the Securities and Exchange Commission or other regulators or stakeholders, including our shareholders. Our actual or perceived failure to adopt or achieve any ESG-related initiatives, goals, or commitments that we make could negatively impact our reputation or otherwise materially harm our business.

Risks Related to Our International Operations

Our business is susceptible to risks associated with operations outside of the United States.
We have operations in China, the Czech Republic, Lithuania, Poland, Latvia, Ukraine, India, Taiwan, Vietnam and elsewhere, with our operations in Taiwan, in particular, increasingly important to our overall business. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

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
•increasing labor costs, especially in China and Vietnam;
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

Our third-party logistics and warehousing providers in China, Vietnam and elsewhere may fail to safeguard and accurately manage and report our inventory.
We use third-party logistics and warehousing providers located in China, Vietnam and other countries to fulfill a portion of our worldwide sales. We also rely on our third-party logistics and warehousing providers to safeguard and manage and report on the status of our products at their warehouse and in transit. These service providers may fail to safeguard our products, fail to accurately segregate and report our inventory, or fail to manage and track the delivery of our products, which could have a material adverse effect on our business, results of operations and financial condition.

We face significant political risks associated with doing business in mainland China and Taiwan, particularly due to the tense relationship between mainland China and Taiwan, that could negatively affect our business.
We conduct a portion of our business in mainland China and Taiwan, and our operations in mainland China and Taiwan are critical to our business. For example, we currently operate significant R&D activities and a warehousing facility in Taiwan. Accordingly, our product development, supply chain operation and overall business, financial condition and results of operations and the market price of our shares may be affected by changes in governmental policies, taxation, inflation or interest rates in mainland China and Taiwan and by social instability and diplomatic developments in or affecting mainland China and Taiwan, which are outside of our control. Relations between mainland China and Taiwan and other factors affecting military, political or economic conditions in mainland China and Taiwan, including responses by governments worldwide to the geopolitical tension or conflict between mainland China and Taiwan, could materially and adversely affect our business, financial condition and results of operations. In addition, both China and Taiwan are leading manufacturers of the world’s semiconductor supply. Conflict between China and Taiwan might lead to trade sanctions, technology disputes, or supply chain disruptions, which could, in particular, affect the semiconductor industry, which might result in reduced availability of components used to manufacture our products, especially chipsets, which may impact our ability and costs to manufacture our products.

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

Since these activities are currently conducted in China and Vietnam and could be expanded to other foreign countries, some of these risks may be more significant due to the less predictable legal and political environment. Additionally, changes in the local political, social and economic environment could adversely affect our ability and plans to develop our own manufacturing capacity.

Our business may be negatively affected by political events and foreign policy responses.
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability to manufacture and sell our products. The vast majority of our products that are imported into the U.S. from China are currently subject to tariffs that range between 7.5% and 25%. These tariffs have affected our operating results and margins. Additionally, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System (“HTS”), the value determination of the item and the country of origin of the item. Determination of the HTS, the value and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our valuation determinations and classifications of HTS and origin are appropriate, there is no certainty that government agencies will agree with us. If these agencies do not agree with our determinations, we could be subject to investigation and could be required to pay additional amounts, including potential penalties which could have a material adverse effect on our business, results of operations and financial condition.

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

Enforcement of our intellectual property rights abroad, particularly in China, Russia and South America, is limited.
The intellectual property protection and enforcement regimes in certain countries outside the United States are generally not as comprehensive as in the United States, and may not adequately protect our intellectual property. The legal regimes relating to the recognition and enforcement of intellectual property rights in China, Russia and South America are particularly limited. Legal proceedings to enforce our intellectual property in these jurisdictions may progress slowly, during which time infringement may continue largely unimpeded. Countries that have relatively inefficient intellectual property protection and enforcement regimes represent a significant portion of the demand for our products. These factors may make it more challenging for us to enforce our intellectual property rights against infringement. The infringement of our intellectual property rights, particularly in these jurisdictions, may materially harm our business in these markets and elsewhere by reducing our sales, and adversely affecting our results of operations, and diluting our brand or reputation.

Our contract manufacturers may not respect our intellectual property, and may produce products that compete with ours.
Our contract manufacturers operate primarily in China and Vietnam, where the prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Even if the agreements with our contract manufacturers, and applicable laws, prohibit them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights against them. We have in the past, and may continue to discover, counterfeit goods being sold as our products or as other brands.

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
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment and enterprise WLAN. As we expand into other products and services, such as video surveillance equipment, voice communication equipment, security access equipment, wireless backhaul, consumer electronics, and Software-as-a-Services, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins we expect, our results of operations may be harmed and we may not recover our product development and marketing expenditures.

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
As of June 30, 2023, our balance outstanding under the Amended Credit Agreement for our Term Facilities and Revolving Facility (each as defined herein), was $690.6 million and $390.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

Uncertainty surrounding the elimination of LIBOR and the transition to SOFR may adversely affect our financial condition, operating results and cash flows.
On July 30, 2023, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, ended its US dollar LIBOR bank panel and the overnight and 12-month US dollar LIBOR settings have permanently ceased. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has chosen to replace U.S. dollar LIBOR with a newly created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called SOFR. Whether SOFR will become a widely accepted benchmark in place of LIBOR, however, remains in question. The terms of our Amended Credit Agreement provide for the use of SOFR, and such rate could be higher and more volatile than LIBOR and may result in interest obligations which are higher or lower or that do not otherwise correlate over time with the interest payments that would have been made on such debt if LIBOR had remained. Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined. Further, the same costs and risks that led to the unavailability of LIBOR may make one or more of the alternative rate methods impossible or impracticable to determine. Any of these consequences could materially and adversely affect our financing costs, and as a result, our financial condition, operating results and cash flows.

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
Robert J. Pera, our founder, Chairman, and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, Mr. Pera has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. In the event of his death, the shares of our stock that Mr. Pera owns will be transferred to his successors, who may desire or be required to sell a significant portion of such shares. As a board member and officer, Mr. Pera owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pera is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

As of August 25, 2023, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera had informed us he has entered into arrangements under which he has pledged up to 25% of the shares of our common stock that he beneficially owns to secure loans with financial institutions. Mr. Pera had also indicated these loans have or will have various requirements to repay all or a portion of the loan upon the occurrence of various events, including when the price of the common stock goes below certain specified levels. Mr. Pera may need to sell shares of our common stock to meet these repayment requirements. Upon a default under one or more of these loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Sales of shares by Mr. Pera to reduce his loan balance or the lenders upon foreclosure are likely to adversely affect our stock price. Mr. Pera has informed us that he expects to pay off the secured borrowing described above in the next two weeks, which will result in the release of the pledge of our common stock beneficially owned by Mr. Pera and used to secure such borrowing. Mr. Pera has also indicated to us that he may in the future from time to time pledge additional shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Existing and new regulations, changes in existing regulations, or the enforcement of any regulations related to our products may result in unanticipated burdens, reduced demand, costs and liabilities and could materially and adversely affect our financial condition, results of operations, and our brand.
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

As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End customer uncertainty regarding future policies may also affect demand for communications products, including our products. For example, changes in government regulations providing funding for capital investment in new industries, products or services, such as any government funding of products supporting wireline connectivity rather than wireless connectivity, could adversely impact products that are purchased by our end customers and adversely impact our business, results of operations and financial condition. Further, government requirements around the world requiring or providing preference to, domestically produced goods may limit our ability to sell our products to customers in such jurisdictions, impacting our ability to grow our sales in such jurisdictions, adversely impacting our revenues, operations and financial condition.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. The costs of compliance with, and other burdens imposed by, these regulations may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition.

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

Additionally, California enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. The CCPA was significantly expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) became effective. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, states such as Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Tennessee, Montana and Texas have enacted their own data privacy laws. Given the recent implementation of these regulations, we cannot yet predict the impact of these regulations on our business or operations.

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
We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we conduct our activities. Tax authorities could challenge our assertions with respect to how we have conducted our business operations which might result in a claim for larger tax payments from us, including, but not limited to, income and withholding taxes and potential fines or penalties. The expense of defending and resolving such audits may be significant. The amount of time to resolve such audits is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these audits or other reviews to determine the adequacy of our provision for income taxes. Although we believe our interpretation of tax laws and tax estimates are reasonable, there can be no assurance that any final determination by taxing authorities will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our business, results of operations and financial condition.

In the ordinary course of our business, there are many instances where the determination of tax implications is uncertain. We record a liability for unrecognized tax benefits associated with uncertain tax positions which often involves significant management judgment as to the interpretations of applicable tax laws in the jurisdictions in which we file. The final determination of our income tax liabilities by taxing authorities may be materially different than what is reflected in our income tax provisions and accruals which could materially affect our tax obligations and effective tax rate.

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
• changes in share-based compensation; and
• changes in tax law and/or generally accepted accounting principles.

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

Below are our material locations as of June 30, 2023, all of which we lease.

Location	Sq. Ft	Lease expiration	Purpose
New York	6,400	9/30/2027	Corporate Office
Taiwan	328,000	7/31/2027	R&D and Administration
Czech Republic	64,000	3/31/2029	Warehouse
Utah	72,000	2/28/2027	Warehouse and R&D
Utah	86,000	8/31/2028	Warehouse
Suzhou	93,000	6/30/2024	Manufacturing Facility
Netherlands	149,000	5/31/2036	Warehouse
Memphis	161,000	8/31/2031	Warehouse

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 9 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of August 24, 2023, the number of record holders of our common stock, which is listed on the New York Stock Exchange under the ticker symbol "UI", was 6. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock from June 30, 2018 to June 30, 2023, with the comparable cumulative return the NYSE Composite Index and the S&P Computer & Retail Index. The graph assumes that $100 was invested on June 30, 2018 in our common stock, the NYSE Composite Index and the S&P Computer & Retail Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NYSE Composite Index and the S&P 500 Computer & Electronics Retail Index

$400
$350
$300
$250
$200
$150
$100
$50
Index Value
6/18
6/19
6/20
6/21
6/22
6/23
Period Ending
Ubiquiti Inc.
NYSE Composite
S&P 500 Computer & Electronic Retail

*100 invested on June 30, 2018 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase program and the activity under the available share repurchase program during fiscal year ended June 30, 2023 (in millions, except share and per share amounts):

Date of Approved and Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchase	Estimated Remaining Balance Available for Share Repurchase under the Program	Expiration date of Program
May 6, 2022	$200	—	$—	—	N/A	$200.00	9/30/2023

The following table provides information with respect to the Company’s share repurchase program and the activity under the available share repurchase program during fiscal quarter ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1, 2023 to April 30, 2023	—	—	—	$ 200 Million
May 1, 2023 to May 31, 2023	—	—	—	$ 200 Million
June1, 2023 to June 30, 2023	—	—	—	$ 200 Million
Total	—	—	—

Dividends

The following tables provides information with respect to the Company’s cash dividends declared and frequency of payments during fiscal year ended June 30, 2023 and 2022:

Year ended June 30, 2023
	Q1	Q2	Q3	Q4
Dividends declared date	August 26, 2022	November 4, 2022	January 31, 2023	May 5, 2023
Dividends payment date	September 13, 2022	November 21, 2022	February 21, 2023	May 22, 2023
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

Year ended June 30, 2022
	Q1	Q2	Q3	Q4
Dividends declared date	August 27, 2021	November 3, 2021	February 3, 2022	May 3, 2022
Dividends payment date	September 15, 2021	November 22, 2021	February 22, 2022	May 23, 2022
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

On August 25, 2023, the Company announced that its Board of Directors declared a cash dividend of $0.60 per share payable on September 11, 2023 to shareholders of record at the close of business on September 5, 2023. The Company intends to pay regular quarterly cash dividends of at least $0.60 per share during each remaining quarter of fiscal 2024, however any future dividends will be subject to the approval of the Company’s Board of Directors. In determining whether to approve future dividends, the Company’s Board of Directors will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.

Unregistered Securities Sold During fiscal 2023

We did not sell any unregistered securities during fiscal 2023.

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

Supply Constraints and Risks – We have experienced significant supply constraints caused, in part, by the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have increased, and are expected to continue to increase, our inventory and vendor deposit balances. The increasing balances of inventories and vendor deposits significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we are taking the right actions to mitigate these continuing supply constraints, however, we recognize the associated risks.

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

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 13, "Segment Information, Revenues by Geography and Significant Customers," to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied PCS.

We classify our revenues into two primary product categories: Enterprise Technology and Service Provider Technology.

•Enterprise Technology includes our UniFi platforms, including UniFi Gateway Consoles, UniFi WiFi, UniFi Switches, UniFi Protect, UniFi Access, UniFi-Talk and our AmpliFi platform.

•Service Provider Technology includes our airMAX, EdgeMAX, UFiber, Wave, GPON and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE.

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 64% and 65% of our revenues during the years ended June 30, 2023 and 2022, respectively. Direct sales accounted for 36% and 35% of our revenues during the years ended June 30, 2023 and 2022, respectively.

Cost of Revenues

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our contract manufacturers and certain key components that we consign to certain of our contract manufacturers. In addition, cost of revenues includes labor and other costs which include salary, benefits and share-based compensation, in addition to costs associated with tooling, testing and quality assurance, warranty costs, logistics costs, tariffs and excess and obsolete inventory write-downs.

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

•Research and development expenses consist primarily of salary and benefit expenses, including share-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, licensed or purchased intellectual property, facilities and travel. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products in addition to new versions of our existing products.

•Sales, general and administrative expenses include salary and benefit expenses, including share-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs of legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a traditional direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations.

Provisions for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. We must assess potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, the provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than our original estimate. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Refer to “Part I —Item 1A. Risk Factors — Risks Related to Regulatory, Legal and Tax Matters — Changes in applicable tax regulations could negatively affect our financial results” for additional information.

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

We record amounts billed for shipping and handling costs as revenues. We classify shipping and handling costs incurred by us as cost of revenue. Deposits payments received from distributors in advance of recognition of revenues are included in current liabilities of our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.

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

The valuation of inventory also requires us to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand which is dependent on various factors and requires us to use judgment in forecasting future demand for its products. We also consider the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margin. If we ultimately sell inventory that has been previously written down, our gross margins in future periods would be positively impacted.

We capitalize manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the indirect labor, tariffs, shipping and logistics costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in future periods based on when the inventory is sold or written-down.

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

Results of Operations

Comparison of Years Ended June 30, 2023 and 2022

	Year ended June 30,
	2023		2022
	(In thousands, except percentages)
Revenues	$1,940,512	100%	$1,691,692	100%
Cost of revenues (1)	1,179,781	61%	1,021,880	60%
Gross profit	760,731	39%	669,812	40%
Operating expenses:
Research and development (1)	145,172	7%	137,689	8%
Sales, general and administrative (1)	70,993	4%	69,859	4%
Total operating expenses	216,165	11%	207,548	12%
Income from operations	544,566	28%	462,264	28%
Interest expense and other, net	58,224	3%	17,815	1%
Income before income taxes	486,342	25%	444,449	27%
Provision for income taxes	78,701	4%	65,792	4%
Net income	$407,641	21%	$378,657	23%

(1) Includes share-based compensation as follows
Cost of revenues	$73		$74
Research and development	3,541		2,541
Sales, general and administrative	1,120		901
Total share-based compensation	$4,734		$3,516

Revenues

Total revenues increased $248.8 million, or 15%, from $1,691.7 million in fiscal 2022 to $1,940.5 million in fiscal 2023. The increase in revenue was primarily driven by an increase in revenue in the Enterprise Technology platform. During fiscal year ended June 30, 2023, there were no material price changes in our products sold. Overall, our fiscal 2023 revenue benefited from our improved ability to secure components and produce products. We have also experienced an increase in direct sales through our webstore which has a higher average selling price compared to sales to our distribution partners and we continue to introduce new products which may have average selling prices and margins different than our legacy products.

Revenues by Product Type

	Year ended June 30,
	2023		2022
	(in thousands, except percentages)
Enterprise Technology	1,621,426	84%	1,316,685	78%
Service Provider Technology	$319,086	16%	$375,007	22%
Total revenues	$1,940,512	100%	$1,691,692	100%

Enterprise Technology revenues increased $304.7 million, or 23%, from $1,316.7 million in fiscal 2022, to $1,621.4 million in fiscal 2023 primarily due to increased revenue from our Enterprise Technology platform across all geographic regions. During fiscal 2023 we were able to procure components and manufacture products at a level far above fiscal 2022.

Service Provider Technology revenues decreased $55.9 million, or 15%, from $375.0 million in fiscal 2022, to $319.1 million in fiscal 2023, primarily due to decreased revenues in our Service Provider Technology platform across all geographic locations.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2023 and fiscal 2022:

	Year ended June 30,
	2023		2022
	(in thousands, except percentages)
North America (1)	$922,230	48%	$790,809	47%
Europe, the Middle East and Africa	759,405	39%	675,306	40%
Asia Pacific	148,502	8%	134,961	8%
South America	110,375	5%	90,616	5%
Total revenues	$1,940,512	100%	$1,691,692	100%
 (1) Revenue for the United States was $855.3 and $734.5 in fiscal 2023 and fiscal 2022, respectively.

North America

Revenues in North America increased $131.4 million, or 16.6%, from $790.8 million in fiscal 2022 to $922.2 million in fiscal 2023. The year-over-year increase was primarily due to increased revenue from Enterprise Technology products, partially offset by decreased revenue from Service Provider Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA increased $84.1 million, or 12.5%, from $675.3 million in fiscal 2022 to $759.4 million in fiscal 2023. The year-over-year increase was due to increased revenues from Enterprise Technology products, partially offset by decreased revenue from Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $13.5 million, or 10.0%, from $135.0 million in fiscal 2022 to $148.5 million in fiscal 2023. The year-over-year increase was due to increased revenues from Enterprise Technology products, partially offset by decreased revenue from Service Provider Technology products.

South America

Revenues in South America increased $19.8 million, or 21.8%, from $90.6 million in fiscal 2022 to $110.4 million in fiscal 2023. The year-over-year increase was due to increased revenues from Enterprise Technology products, partially offset by decreased revenue from Service Provider Technology products.

Gross Profit

Gross profit margin decreased to 39.2% in fiscal 2023 from 39.6% in fiscal 2022. The decline in gross profit margin for fiscal 2023 as compared to fiscal 2022 was primarily driven by changes in product mix and higher component costs, partially offset by lower shipping costs.

Operating Expenses

Research and Development

R&D expenses increased $7.5 million, or 5.4%, from $137.7 million in fiscal 2022 to $145.2 million in fiscal 2023. As a percentage of revenues, R&D expenses decreased from 8% in fiscal 2022 to 7% in fiscal 2023. The increase in R&D expense for fiscal 2023 versus fiscal 2022 was primarily driven by higher employee-related expenses and facility costs.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $1.1 million, or 1.6%, from $69.9 million in fiscal 2022 to $71.0 million in fiscal 2023. As a percentage of revenues, SG&A expenses remained consistent at 4% for both fiscal 2022 and 2023. The increase in fiscal 2023 SG&A expenses as compared to fiscal 2022 was primarily driven by increased fees associated with webstore credit card processing, partially offset by lower professional fees and marketing expenses.
Interest Expense and Other, net
Interest expense and other, net ("I&O") expenses increased $40.4 million, or 226.8%, from $17.8 million in fiscal 2022 to $58.2 million in fiscal 2023. As a percentage of Revenue, I&O expense increased from 1% in fiscal 2022 to 3% in fiscal 2023. The increase in I&O expense for fiscal 2023 as compared to fiscal 2022 was primarily driven by higher interest expense due to incremental borrowings and increased interest rates.
Provision for Income Taxes

Our provision for income taxes increased 19.6% from $65.8 million for fiscal 2022 to $78.7 million for fiscal 2023. Our effective tax rate increased to 16.2% in fiscal 2023 as compared to 14.8% for fiscal 2022. The change in effective tax rates for fiscal 2023 as compared to fiscal 2022 was primarily driven by a change in the mix of the income earned in various jurisdictions as well as an increase in current U.S. taxes as a result of mandatory capitalization and amortization of R&D expenditures incurred in fiscal year 2023, as required by the Tax Cuts and Jobs Act of 2017 ("TCJA"), and its interplay with global intangible low-taxes income ("GILTI"). There is no offsetting deferred benefit due to our election to treat GILTI as a period cost.

Comparison of Year Ended June 30, 2022 and 2021

Pursuant to Regulation S-K item 303, a detailed review of our fiscal 2022 performance compared to our fiscal 2021 performance is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed with the SEC on August 26, 2022.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities (as defined herein) and short-term investments. We had cash and cash equivalents of $114.8 million and $136.2 million at June 30, 2023 and 2022, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands):

	Year ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(145,428)	$370,259
Net cash (used in) investing activities	(20,934)	(11,180)
Net cash provided by (used in) financing activities	144,964	(472,273)
Net increase (decrease) in cash and cash equivalents	$(21,398)	$(113,194)

Cash Flows from Operating Activities

For fiscal 2023 the net cash used in operating activities was $145.4 million, primarily due to a significant increase in inventory and to a lesser extent, increases in vendor deposits and accounts receivable. The key uses of cash resulting in the net cash outflow from operations was a $487.9 million increase in inventory, a $39.5 million increase in vendor deposits and a $48.2 million increase in accounts receivable, partially offset by $407.6 million of net income. The increase in inventories is a result of the strategic decision to secure inventory while components were available in an effort to increase product availability. The increase in account receivable is a result of higher sales.

Net cash provided by operating activities in fiscal 2022 consisted primarily of net income of $378.7 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $38.1 million. This net change consisted primarily of $29.6 million increase in inventory, $79.0 million increase in vendor deposits, and a $10.3 million decrease in taxes payable due to the timing of federal tax payments, offset by $52.7 million decrease in accounts receivable due to lower revenue for the period, a $1.8 million decrease in prepaid and other assets, and a $29.9 million increase in accounts payable, accrued and other liabilities.

Cash Flows from Investing Activities

We used $20.9 million of cash in investing activities during fiscal 2023. Our investing activities consisted primarily of $20.9 million of capital expenditures and purchase of intangible assets.

We used $11.2 million of cash in investing activities during fiscal 2022. Our investing activities consisted primarily of $13.5 million of capital expenditures and purchase of intangible assets, offset by $2.3 million net proceeds from sales and maturities of our available-for-sale securities.

Cash Flows from Financing Activities

We had cash inflows of $145.0 million from financing activities during fiscal 2023. During fiscal 2023, in order to support the increase in inventories we borrowed a net of $291.9 million under our facilities, we also paid $145.0 million for dividends on our common stock and debt issuance costs of $1.2 million. During fiscal 2023 we increased the size of our facility to include an additional $250.0 million term loan. The proceeds from this new term loan were used to repay a portion of the outstanding revolver loans under the revolving facility. See Note 7 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

We used $472.3 million of cash in financing activities during fiscal 2022. During fiscal 2022, we used $618.1 million related to repurchase of common stock, $148.1 million related to dividends paid on our common stock, and received net proceeds from our borrowings of $295.0 million. See Note 7 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, future stock repurchases, dividends, and capital expenditure needs for the next twelve months, as well as long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. A key objective for liquidity in the next twelve months is to reduce inventories and debt levels. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under the Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2023 or 2022.

Based upon our historical experience and information known as of the date of this Annual Report on Form 10-K, we do not believe it is likely that we will have material liability for the above indemnities as of June 30, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2023 we had $1,136.7 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month. See Note 9 – Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under purchase commitments as of June 30, 2023.

Transition Tax

We have obligations of $67.5 million as of June 30, 2023, related to transition tax. Payment of these obligations are expected to be $16.9 million for fiscal 2024, $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

As of June 30, 2023, we have other obligations of $5.9 million which consisted primarily of commitments related to research and development projects.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $114.8 million and $136.2 million as of June 30, 2023 and 2022. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2023, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $21.6 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $7.2 million for fiscal year June 30, 2023.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2023.

The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2023 fiscal year end) under the headings "Executive Officers," "Proposal One Election of Directors – Information Regarding Nominees,” "Proposal One

Election of Directors - Information Regarding Continuing Directors," and “Corporate Governance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2023 fiscal year end) under the headings “Executive Compensation”, “Proposal One Election of Directors – Directors’ Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2023 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters,” and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2023 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2023 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)     1. Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page 53 of this Annual Report on Form 10-K.

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended, as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.4#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.7†	Amended Technology License Agreement, dated as of September 1, 2010, between Ubiquiti Networks, Inc. and Atheros Communications, Inc.	S-1	10.12	June 17, 2011

10.8	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 5, 2021

10.9	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among Ubiquiti Inc., as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent.	8-K	10.1	April 7, 2023

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
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

Ubiquiti Inc.

Dated:	August 25, 2023	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 25, 2023	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2023

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)	August 25, 2023

/s/ Ronald A. Sege Ronald A. Sege	Director	August 25, 2023

/s/ Rafael Torres Rafael Torres	Director	August 25, 2023

/s/ Brandon Arrindell Brandon Arrindell	Director	August 25, 2023

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2023 and June 30, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Excess and obsolete inventory
As discussed in Note 2 to the consolidated financial statements, the Company’s inventories of $737,121 thousand as of June 30, 2023 are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (NRV). The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand, which is dependent on various factors and requires the Company to use judgment in forecasting future demand for its products.

We identified the assessment of the value of certain finished goods inventory as a critical audit matter. Subjective auditor judgement was required to evaluate the Company’s estimates of forecasted customer demand, which can be affected by market and economic conditions outside the Company’s control, including evaluating whether past consumption is indicative of future inventory demand.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s finished goods inventory valuation process. This included controls related to the development of estimates of forecasted customer demand of inventory. We evaluated current year estimates of forecasted customer demand used to determine the value of excess and obsolete inventory. We selected certain inventory items and compared the Company’s prior year estimate of forecasted customer demand to actual sales results to assess the Company’s ability to accurately forecast and evaluate whether past consumption was indicative of future inventory demand.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
August 25, 2023

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$114,826	$136,224
Investments — short-term	109	427
Accounts receivable, net of allowance for doubtful accounts of $92 and $52 at June 30, 2023 and 2022 respectively	167,787	119,627
Inventories	737,121	262,441
Vendor deposits	125,227	89,661
Prepaid expenses and other current assets	21,974	13,193
Total current assets	1,167,044	621,573
Property and equipment, net	86,845	80,232
Operating lease right-of-use assets, net	57,485	64,231
Deferred tax assets	23,701	6,618
Other long-term assets	71,324	72,058
Total assets	$1,406,399	$844,712
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$154,157	$83,663
Income taxes payable	19,309	14,061
Debt — short-term	36,508	23,865
Other current liabilities	141,845	189,361
Total current liabilities	351,819	310,950
Income taxes payable — long-term	74,880	94,169
Operating lease liabilities — long-term	46,052	54,025
Debt — long-term	1,041,381	762,622
Deferred tax liability — long-term	226	—
Other long-term liabilities	7,774	5,822
Total liabilities	1,522,132	1,227,588
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,441,896 and 60,420,525 issued and outstanding at June 30, 2023 and 2022, respectively	60	60
Additional paid–in capital	4,721	650
Accumulated other comprehensive (loss)	—	(474)
Accumulated deficit	(120,514)	(383,112)
Total stockholders’ (deficit)	(115,733)	(382,876)
Total liabilities and stockholders’ deficit	$1,406,399	$844,712

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Year ended June 30,
	2023	2022	2021
Revenues	$1,940,512	$1,691,692	$1,898,094
Cost of revenues	1,179,781	1,021,880	985,818
Gross profit	760,731	669,812	912,276
Operating expenses:
Research and development	145,172	137,689	116,171
Sales, general and administrative	70,993	69,859	53,513
Total operating expenses	216,165	207,548	169,684
Income from operations	544,566	462,264	742,592
Interest expense and other, net	(58,224)	(17,815)	(14,938)
Income before income taxes	486,342	444,449	727,654
Provision for income taxes	78,701	65,792	111,070
Net income	$407,641	$378,657	$616,584
Net income per share of common stock:
Basic	$6.75	$6.14	$9.79
Diluted	$6.74	$6.13	$9.78
Weighted average shares used in computing net income per share of common stock:
Basic	60,435	61,689	62,991
Diluted	60,451	61,723	63,052

Other comprehensive income:
Unrealized losses on available-for-sale securities	—	(475)	(8)
Other comprehensive loss	—	(475)	(8)
Comprehensive income	$407,641	$378,182	$616,576
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	63,687,891	$64	$447	$(295,978)	$9	$(295,458)
Net Income	—	—	—	616,584	—	616,584
Other comprehensive income (loss)	—	—	—	—	(8)	(8)
Stock options exercised	11,734	—	125	—	—	125
Restricted stock units issued, net of tax withholdings	28,421	—	(998)	—	—	(998)
Repurchase of Common Stock	(1,145,188)	(1)	(2,603)	(217,158)	—	(219,762)
Share-based compensation expense	—	—	3,029	—	—	3,029
Dividends paid on Common Stock ($1.60 per share)	—	—	—	(100,813)	—	(100,813)
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	378,657	—	378,657
Other comprehensive income (loss)	—	—	—	—	(475)	(475)
Stock options exercised	8,413	—	98	—	—	98
Restricted stock units issued, net of tax withholdings	23,107	—	(1,185)	—	—	(1,185)
Repurchase of Common Stock	(2,193,853)	(3)	(1,779)	(616,349)	—	(618,131)
Share-based compensation expense	—	—	3,516	—	—	3,516
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(148,055)	—	(148,055)
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	407,641	—	407,641
Reclassification adjustment for loss on investments included in net income	—	—	—	—	474	474
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	19,259	—	(686)	—	—	(686)
Share-based compensation expense	—	—	4,734	—	—	4,734
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,043)	—	(145,043)
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$—	$(115,733)
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$407,641	$378,657	$616,584
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	16,292	13,689	12,100
Amortization of debt issuance costs	1,405	1,319	1,791
Non-cash lease expense	362	1,142	251
Premium amortization and (discount accretion), net	—	88	16
Write off unamortized debt issuance costs	—	—	267
Provision for inventory obsolescence	13,391	2,413	(249)
Provision for loss on vendor deposits	(3,913)	8,907	10,712
Share-based compensation	4,734	3,516	3,029
Deferred taxes	(16,857)	(1,842)	(674)
Change in unrealized loss on available-for-sale securities	792	—	—
Provision for sales returns	553	1,004	—
Other, net	365	(555)	509
Changes in operating assets and liabilities:
Accounts receivable	(48,200)	52,657	(30,136)
Inventories	(487,922)	(29,565)	52,890
Vendor deposits	(39,457)	(79,034)	(17,092)
Prepaid expenses and other assets	(10,252)	1,841	(30,543)
Accounts payable	69,730	(28,686)	(43,343)
Income taxes payable	(14,041)	(10,288)	(27,774)
Deferred revenues	(1,321)	(3,593)	7,463
Accrued and other liabilities	(38,730)	58,589	56,221
Net cash (used in) provided by operating activities	(145,428)	370,259	612,022
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(20,934)	(13,468)	(18,325)
Purchase of investments	—	(1,479)	(1,863)
Proceeds from sale of investments	—	2,457	—
Proceeds from maturities of investments	—	1,310	922
Net cash (used in) investing activities	(20,934)	(11,180)	(19,266)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	250,000	—	37,500
Proceeds from borrowing under the credit facility- Revolver	415,000	345,000	75,000
Repayment against credit facility- Revolver	(345,000)	(25,000)	(255,000)
Repayment against credit facility- Term	(28,125)	(25,000)	(18,750)
Debt issuance costs	(1,205)	—	(3,257)
Repurchases of common stock	—	(618,131)	(219,762)
Payment of common stock cash dividends	(145,043)	(148,055)	(100,813)
Proceeds from exercise of stock options	23	98	125
Tax withholdings related to net share settlements of restricted stock units	(686)	(1,185)	(998)
Net cash provided by (used in) financing activities	144,964	(472,273)	(485,955)
Net increase (decrease) in cash and cash equivalents	(21,398)	(113,194)	106,801
Cash and cash equivalents at beginning of period	136,224	249,418	142,617
Cash and cash equivalents at end of period	$114,826	$136,224	$249,418
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$109,685	$78,180	$139,623
Interest paid	$53,870	$11,561	$11,811
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$7,201	$34,516	$24,281
Unpaid property and equipment and other long-term assets	$1,274	$511	$233

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2023, 2022 and 2021 as fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; sales return reserves; inventory valuation and vendor deposits; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions. We evaluate our estimates and assumptions based on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Segments

Management has determined that it operates as one reportable and operating segment as the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, does not make decisions about resources to be allocated or assess performance on a disaggregated segment basis. Further information regarding Segments can be found in Note 13, to the consolidated financial statements.

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

We record amounts billed for shipping and handling costs as revenues. We classify shipping and handling costs incurred by us as cost of revenue. Deposit payments received from distributors in advance of recognition of revenues are included in current liabilities of our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.

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

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2023 and 2022, the Company had deferred revenues of $25.7 million and $26.6 million, respectively.

Cash and Cash Equivalents

The Company considers investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value. The Company deposits cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents consist primarily of cash deposited in U.S. dollar denominated interest-bearing deposit accounts and money market funds. We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. An immaterial portion of our cash balances are covered by FDIC insurance.

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

Inventory and Inventory Valuation

The Company’s inventories are finished goods and raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (“NRV”). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. Should actual market conditions differ from the Company’s estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand, which is dependent on various factors and requires the Company to use judgment in forecasting future demand for its products. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on the Company’s gross margin. If the Company ultimately sells inventory that has been previously written down, the Company’s gross margins in future periods would be positively impacted.

The Company capitalizes manufacturing overhead expenditures as part of inventory costs. Capitalized costs primarily include management’s best estimate of the indirect labor, tariffs, shipping and logistics costs incurred related to inventory acquired or produced but not sold during the respective period. Manufacturing overhead costs are capitalized to inventory and are recognized as cost of revenues in the future periods based on when the inventory is sold or written-down.

Product Warranties

The Company offers warranties on certain products, generally for a period of one to two years, and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statement of operations and comprehensive income within cost of revenues. The warranties are typically in effect for 12 to 24 months from the distributor’s and webstore customer's purchase date of the product. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates. Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for the replacement cost of defective products, which it also factors into its warranty liability assessment.

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

The allowance for doubtful accounts activity was as follows (in thousands):

	Year ended June 30,
	2023	2022	2021
Beginning balance	$52	$47	$203
Charged to (released from) expenses	40	5	7
Bad debt write-offs	—	—	(163)
Ending balance	$92	$52	$47

Long Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2023, 2022 and 2021.

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

Share-based Compensation

The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2023, fiscal 2022 or fiscal 2021. Restricted stock units are valued based on the fair value of the Company’s common stock on the date of grant.

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

Newly Adopted Accounting Standards

The Company did not adopt any new accounting standards in fiscal 2023 that were significant to the Company.

Recently Adopted Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that are significant or potentially significant to the Company.

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

Disaggregation of Revenue

See Note 13 “Segment Information, Revenues by Geography and Significant Customers” for disaggregation of revenue by product category and geography.

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

As of June 30, 2023 and 2022, the Company’s customer deposits were $1.2 million and $1.1 million, respectively.

As of June 30, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $17.9 million and $7.8 million, respectively.

As of June 30, 2022, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.8 million and $5.8 million, respectively.

We expect the deferred revenue to convert to revenue in two years. For fiscal years 2023 and 2022 we recognized revenues amounting to $20.8 million and $21.6 million, respectively from previous years' deferred revenue balances.

Variable Consideration

The Company provides for rights of return to certain customers on product sales and therefore records a provision for returns related to this variable consideration based upon its historical returns experience with these customers. The Company also provides certain customers with discounts that are recorded as a reduction of revenue in the period the related product revenue is recognized and are reflected as a reduction of outstanding accounts receivable. The Company’s contracts with customers generally do not contain other forms of variable consideration, however when additional variable consideration is included, the Company estimates the amount of variable consideration and determines what portion of that, if any, has a high probability of significant subsequent revenue reversal, and if so, that amount is excluded from the transaction price.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year ended June 30,
	2023	2022	2021
Numerator:
Net income	$407,641	$378,657	$616,584
Denominator:
Weighted-average shares used in computing basic earnings per share	60,435	61,689	62,991
Add—dilutive potential common shares:
Stock options	—	7	16
Restricted stock units	16	27	45
Weighted-average shares used in computing diluted earnings per share	60,451	61,723	63,052
Net income per share of common stock:
Basic	$6.75	$6.14	$9.79
Diluted	$6.74	$6.13	$9.78

The Company excludes potentially dilutive securities from its diluted earnings per share calculation when their effect would be anti-dilutive to earnings per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Year ended June 30,
	2023	2022	2021
Restricted stock units	2	8	5

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2023	2022
Finished goods	$643,499	$253,260
Raw materials	93,622	9,181
Total	$737,121	$262,441

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2023	2022
Testing equipment	$18,265	$16,999
Tooling equipment	22,687	18,398
Leasehold improvements	24,968	18,589
Computer and other equipment	10,860	11,078
Software	9,421	10,509
Furniture and fixtures	1,716	2,668
Corporate aircraft	65,807	65,807
Property and equipment, gross	153,724	144,048
Less: Accumulated depreciation and amortization	(66,879)	(63,816)
Property and equipment, net	$86,845	$80,232

The Company recorded depreciation and amortization expense of $14.7 million, $12.1 million and $11.2 million in fiscal 2023, 2022 and 2021, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2023	2022
Hong Kong tax deposit (1)	$60,106	$59,992
Intangible assets, net (2)	5,695	7,228
Other long-term assets	5,523	4,838
Total	$71,324	$72,058
(1) The Company expects the deposits made with Hong Kong Inland Revenue Department ("IRD") to be refunded upon completion of the audit. See Note 12 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $5.9 million and $4.3 million for the periods ending June 30, 2023 and June 30, 2022, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,
	2023	2022
Deferred revenue — short term	$17,911	$20,766
Accrued expenses	23,426	42,305
Lease liability — current	14,333	12,744
Warranty accrual	8,745	6,394
Accrued compensation and benefits	7,330	6,168
Customer deposits	1,211	1,059
Reserves for sales returns	4,999	4,297
Inventory received not billed	56,862	86,953
Other payables	7,028	8,675
Total	$141,845	$189,361

Other Long-Term Liabilities

	June 30,
	2023	2022
Deferred revenue — long-term	$7,774	$5,822
Total	$7,774	$5,822

NOTE 6—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2023	2022
Beginning balance	$6,394	$4,812
Accruals for warranties issued during the period	11,325	8,384
Changes in liability for pre-existing warranties during the period	606	790
Settlements made during the period	(9,580)	(7,592)
Total	$8,745	$6,394

NOTE 7—DEBT

On March 30, 2021, the Company, as borrower and certain domestic subsidiaries, as guarantors (the "Domestic Guarantors"), entered into an amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that extended the $700 million senior secured revolving credit facility (the “Revolving Facility,” together with the Term Loan Facilities, as defined below, the "Facilities") and provided a $500 million senior secured term loan facility (the “Initial Term Loan Facility”), and extended the maturity of the Facilities to March 30, 2026. In addition, the Facilities include an option to request increases in the amounts of such credit facilities by up to an additional $500 million in the aggregate.

On April 3, 2023, the Company as borrower and the Domestic Guarantors entered into a first amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”) with the financial institutions named as lenders therein and Wells Fargo. The First Amendment added a new term loan facility in an aggregate principal amount of $250 million (the “First Amendment Term Loan Facility,” together with the Initial Term Loan Facility, the "Term Loan Facilities") which is payable in quarterly installments equal to $3.125 million, commencing with the quarter ended June 30, 2023, and has a maturity date of March 30, 2026. The obligations of the Company and certain domestic subsidiaries under the Amended Credit Agreement are required to be guaranteed by the Domestic Guarantors and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Domestic Guarantors.

The Company's unamortized balance of debt issuance costs are $2.7 million as at June 30, 2023, which are amortized as interest expense over the life of the Facilities.

Our debt consisted of the following (in thousands):

	June 30,
	2023	2022
Initial Term Loan - short term	$25,000	$25,000
First Amendment Term Loan - short-term	12,500	—
Debt issuance costs, net	(992)	(1,135)
Total Debt - short term	36,508	23,865
Initial Term Loan - long term	418,750	443,750
First Amendment Term Loan - long-term	234,375	—
Revolver - long term	390,000	320,000
Debt issuance costs, net	(1,744)	(1,128)
Total Debt - long term	$1,041,381	$762,622

The Revolving Facility includes a sub-limit of $25.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company's common stock. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 30, 2026, at which time all amounts borrowed must be repaid. The loans under the Initial Term Loan Facility is payable in quarterly installments of $6.25 million per quarter, commencing with the quarter ending June 30, 2021. Loans under the Facilities may be prepaid at any time without penalty.

The revolving loans and term loans under the Initial Term Loan Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the Base Rate (as defined below) plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the Adjusted Term SOFR (as defined below) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the Base Rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. The loans under the First Amendment Term Loan Facility bear interest, at the Company's option, at either (i) a floating rate per annum equal to Base Rate plus a margin of between 1.00% and 1.75%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable Adjusted Term SOFR rate for a specified period, plus a margin between 2.00% and 2.75%, depending on the Company's consolidated total leverage ratio as of the most recently ended fiscal quarter. Base Rate is defined in the Amended Credit Agreement as the highest of (a) the Prime Rate (as defined in the Amended Credit Agreement), (b) the Federal Funds Rate (as defined in the Amended Credit Agreement) plus 0.50% and (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%; each change in the Base Rate shall take effect simultaneously with the corresponding change or changes in the Prime Rate, the Federal Funds Rate or Adjusted Term SOFR, as applicable (provided that clause (c) shall not be applicable during any period in which Adjusted Term SOFR is unavailable or unascertainable). The Base Rate shall not be less than 1.00%. Adjusted Term SOFR is Term SOFR (as defined in the Amended Credit Agreement) plus 0.10% per annum; provided that Adjusted Term SOFR shall in no event be less than 0.00%.

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

The Facilities

As of June 30, 2023, $444 million was outstanding on the Initial Term Loan Facility, $247 million was outstanding on the First Amendment Term Loan Facility, and $390 million was outstanding on the Revolving Facility, leaving $310 million available on the Revolving Facility.

Term Facility:

During fiscal year 2023, the Company made aggregate payments of $57.2 million under the Term Loan Facilities, of which $28.1 million was a repayment of principal and $29.1 million was a payment of interest.

Revolving Facility:

During fiscal year 2023, the Company made aggregate payments of $369.8 million under the Revolving Facility, of which $345.0 million was a repayment of principal and $24.8 million was a payment of interest.

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2023, for fiscal 2024 and future fiscal years (in thousands):

Fiscal Year	2024	2025	2026	2027	2028	Thereafter	Total
Debt payment obligations	$37,500	$37,500	$1,005,625	$—	$—	$—	$1,080,625
Interest and other payments on debt payment obligations (1)	78,288	75,337	54,556	—	—	—	208,181
Total	$115,788	$112,837	$1,060,181	$—	$—	$—	$1,288,806
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2023. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of June 30, 2023, we included such options in determining the lease terms for certain of our leases as we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for fiscal years ended June 30, 2023 and 2022 (in thousands):

		June 30,
		2023	2022
Operating lease costs:	Financial Statement Classification
Fixed lease costs	Operating expenses	$11,199	$9,447
Fixed lease costs	Cost of revenues	4,030	4,352
Variable lease costs	Operating expenses	548	811
Variable lease costs	Cost of revenues	555	905
Total lease costs		$16,332	$15,515

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for fiscal years June 30, 2023 and 2022 were $0.6 million and $0.5 million, respectively. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For fiscal years June 30, 2023 and 2022, the cash paid for amounts associated with our operating lease liabilities were approximately $16.1 million and $14.4 million, respectively. Cash paid for amounts associated with the Company's operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2023:

Fiscal 2024	$15,714
Fiscal 2025	14,402
Fiscal 2026	10,120
Fiscal 2027	5,745
Fiscal 2028	3,809
Thereafter	15,079
Total future fixed operating lease payments	$64,870

Less: Imputed interest	$4,485
Total operating lease liabilities	$60,385

Weighted-average remaining lease term - operating leases	Seven years
Weighted-average discount rate - operating leases	2.7%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 8 – Leases for future minimum lease payments under non-cancelable operating leases as of June 30, 2023.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2023 we had $1,136.7 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

The Company has obligations of $67.5 million as of June 30, 2023, related to transition tax. Payment of these obligations are expected to be $16.9 million for fiscal 2024, $22.5 million for fiscal 2025, and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on the consolidated balance sheets.

Other Obligations

As of June 30, 2023, the Company has other obligations of $5.9 million which consisted primarily of commitments related to research and development projects.

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

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “'296 Patent”), 7,729,728 (the “'728 Patent”), and 6,611,231 (the “'231 Patent” and, collectively, the “Patents-in-Suit”). (the “Original Action”). On April 11, 2018, the Court stayed the Original Action pending completion of certain inter partes review (“IPR”) proceedings before the Patent Trial and Appeal Board (“PTO”). The PTO invalidated asserted claims of two of the three Patents-in-Suit.

On June 16, 2021, Vivato filed a new suit against the Company in the Central District of California, alleging that various Company products infringe some of the non-invalidated claims of the ’728 Patent and U.S. Patent No. 10,594,376 (the “New Action”). On November 24, 2021, the Company and the remaining defendants in the Original Action filed a motion for judgment on the pleadings regarding the '231 Patent. On January 4, 2022, the Court granted defendants’ motion and dismissed Vivato’s claims based on the '231 Patent. The Federal Circuit Court of Appeals affirmed the invalidity of the '231 Patent on May 18, 2023. That ruling is now on appeal. All claims asserted against the Company in the Original Action have been dismissed.

On July 28, 2022, Vivato voluntarily dismissed, with prejudice, its remaining claims related to the '728 patent, as well as claims 22-31 of the '376 Patent. On October 20, 2022, an IPR was instituted with respect to the asserted claims of the '376 Patent. On October 26, 2022, the court stayed the case pending completion of the IPR.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 10—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On May 3, 2022, the Board of Directors of the Company approved a $200 million stock repurchase program (the “2022 May Program”). Under the 2022 May Program, the Company is authorized to repurchase up to $200 million of common stock. The 2022 May Program expires on September 30, 2023. The Company did not make any repurchases under the 2022 May Program during the twelve months ended June 30, 2023. As of June 30, 2023, the Company has $200 million available for share purchase under the 2022 May Program.

The following table summarizes total activity related to our stock repurchase programs for the fiscal year end as indicated (in millions, except average price per share):

	June 30,
	2023	2022	2021
Number of shares repurchased and retired	—	2.2	1.1
Average price per share	N/A	$281.75	$191.90
Aggregate purchase price	N/A	$618.1	$219.8

NOTE 11—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

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

2020 Equity Incentive Plan

In December 2020, the Company's stockholders approved the Ubiquiti Inc. 2020 Omnibus Incentive Plan (the “2020 Equity Plan”) that replaced the 2010 Plan, and no additional awards will be granted under the 2010 Plan. Under the terms of the 2020 Equity Plan, the Company is authorized to grant awards for up to five million shares of common stock over the term of the 2020 Equity Plan. Outstanding awards under the 2010 Plan remain in effect pursuant to the terms of the 2010 Plan.

The 2020 Equity Plan and the 2010 Plan are each administered by the Company’s Board of Directors or a committee of the Company’s Board of Directors. Subject to the terms and conditions of the 2020 Equity Plan and the 2010 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2020 Equity Plan and the 2010 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2020 Equity Plan and the 2010 Plan. Options and RSUs generally vest over a four-year period from the date of grant and generally expire 10 years from the date of grant. The terms of the 2020 Equity Plan and the 2010 Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.

As of June 30, 2023, the Company had 4,937,512 authorized shares available for future issuance under all of its stock incentive plans.

Share-based Compensation

The following table shows total share-based compensation expense included in the Consolidated Statements of Operations for fiscal 2023, 2022 and 2021 (in thousands):

	Year ended June 30,
	2023	2022	2021
Cost of revenues	$73	$74	$102
Research and development	3,541	2,541	2,114
Sales, general and administrative	1,120	901	813
	$4,734	$3,516	$3,029

Stock Options

The following is a summary of option activity for the Company’s stock incentive plans for fiscal 2023:

	Common Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2022	2,112	$10.77	0.37	$584,982
Exercised	(2,112)	$10.77
Balance, June 30, 2023	—	$—	0	$—
Vested as of June 30, 2023	—	$—	0	$—
Vested and exercisable as of June 30, 2023	—	$—	0	$—

During fiscal 2023, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.6 million, $2.3 million, and $3.1 million, respectively, as determined as of the date of option exercise.

As of June 30, 2023, the Company had no unrecognized compensation cost related to stock options.

The Company did not grant any stock options during fiscal 2023, fiscal 2022, or fiscal 2021.

Forfeiture rate

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, the Company may be required to record adjustments to share-based compensation expense in future periods.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2022	53,374	$222.24
RSUs granted	32,843	$264.52
RSUs vested	(21,991)	$183.17
RSUs forfeited	(1,278)	$279.64
Non-vested RSUs, June 30, 2023	62,948	$256.78

The intrinsic value of RSUs vested in fiscal 2023, 2022, and 2021 was $5.8 million, $8.2 million and $7.7 million, respectively. The total intrinsic value of all outstanding RSUs was $11.1 million as of June 30, 2023.

As of June 30, 2023, there was unrecognized compensation costs related to RSUs of $11.4 million which the Company expects to recognize over a weighted average period of 3.2 years.

NOTE 12—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Year ended June 30,
	2023	2022	2021
Domestic	$102,930	$102,145	$225,224
Foreign	383,412	342,304	502,430
	$486,342	$444,449	$727,654
The provision for income taxes consisted of the following (in thousands):

	Year ended June 30,
	2023	2022	2021
Current
Federal	$78,774	$55,259	$93,639
State	9,443	6,814	14,390
Foreign	7,341	5,561	3,715
Current tax expense	95,558	67,634	111,744
Deferred
Federal	(15,338)	(882)	(1,465)
State	(1,745)	(960)	791
Foreign	226	—	—
Deferred tax benefit (expense)	(16,857)	(1,842)	(674)
Provision for income taxes	$78,701	$65,792	$111,070

For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of June 30, 2023, the requirement has not been modified. Accordingly, we have capitalized our research and development expenses for tax purposes, resulting in higher cash paid for taxes as compared to prior years.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows:

	Year ended June 30,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations	(6.8)	(8.0)	(7.6)
State tax expense	1.3	1.0	1.7
Share-based compensation	0.1	(0.1)	—
Subpart F income	1.1	1.0	0.6
Other permanent items	(0.5)	(0.1)	(0.4)
Effective tax rate	16.2%	14.8%	15.3%

The Company’s effective tax rate increased 1.4% to 16.2% in fiscal 2023 from 14.8% in fiscal 2022. The Company recorded tax provisions of $78.7 million for fiscal 2023 as compared to $65.8 million for fiscal 2022. Our effective tax rate and resulting provision for income taxes for fiscal years 2023 and 2022 reflect the full impact of the TCJA, which resulted in a reduction in the U.S. statutory rate to 21% which is partially offset by a reduced tax benefit from foreign operations.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2023 are as follows (in thousands):

	June 30,
	2023	2022
Deferred tax assets
Reserves and allowances	$11,041	$9,396
Share-based compensation	380	329
Accrued expenses	703	738
Capitalized research expenditures	15,617	—
State tax	1,504	1,260
Investments	1,296	1,086
Lease liabilities	5,581	5,873
Other	11,945	3,755
Total deferred tax assets	48,067	22,437
Deferred tax liabilities
Property and equipment	(6,558)	(4,898)
Right of use assets	(5,304)	(5,647)
Other liabilities	(11,434)	(4,188)
Total deferred tax liabilities	(23,296)	(14,733)
Valuation allowance	(1,296)	(1,086)
Net deferred tax assets	$23,475	$6,618

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2023, 2022, and 2021 consists of the following (in thousands):

	Year ended June 30,
	2023	2022	2021
Unrecognized benefit—beginning of year	$32,685	$32,092	$31,350
Gross increases—current year tax positions	5,361	4,629	6,855
Gross decreases—prior year tax positions due to statute lapse	(5,664)	(4,036)	(6,113)
Unrecognized benefit—end of year	$32,382	$32,685	$32,092

As of June 30, 2023, the Company had approximately $32.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of June 30, 2023, the Company had $2.9 million accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the IRD. All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company's foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2017 tax years.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the 2015 and 2016 credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The

Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct and that this matter will more likely than not be sustained based on its technical merits, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

During fiscal years 2022, 2021, 2020, 2019 and 2018, the Company made a total of $3.0 million, $21.9 million, $15.5 million, $13.4 million, and $6.6 million, respectively, of deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2016 tax years. On March 30, 2023, the Company received notification that the Hong Kong IRD is seeking an additional $0.3 million deposit covering the 2017 tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of under $0.1 million, which was remitted on May 18, 2023. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $60.1 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

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

Revenue

Revenues by product type were as follows (in thousands, except percentages):

	Year ended June 30,
	2023		2022		2021
Enterprise Technology	$1,621,426	84%	$1,316,685	78%	$1,274,931	67%
Service Provider Technology	319,086	16%	375,007	22%	623,163	33%
Total revenues	$1,940,512	100%	$1,691,692	100%	$1,898,094	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Year ended June 30,
	2023		2022		2021
North America (1)	$922,230	48%	$790,809	47%	$836,032	44%
Europe, the Middle East and Africa	759,405	39%	675,306	40%	785,288	41%
Asia Pacific	148,502	8%	134,961	8%	154,536	8%
South America	110,375	5%	90,616	5%	122,238	7%
Total revenues	$1,940,512	100%	$1,691,692	100%	$1,898,094	100%
(1) Revenue for the United States was $855.3 million, $734.5 million and $774.3 million for fiscal 2023, 2022, and 2021, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Year ended June 30,			June 30,
	2023	2022	2021	2023	2022
Customer A	*	*	*	*	11%
 * denotes less than 10%

NOTE 14—SUBSEQUENT EVENTS

Dividends

On August 25, 2023, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on September 11, 2023 to shareholders of record at the close of business on September 5, 2023. Any future dividends will be subject to the approval of the Company’s Board of Directors.