Form 10-Q
period 2023-09-30
Ubiquiti Inc.
filed 2023-11-03
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 2, 2023, 60,448,074 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$108,527	$114,826
Investments — short-term	41	109
Accounts receivable, net of allowance for doubtful accounts of $117 and $92 at September 30, 2023 and June 30, 2023, respectively	168,660	167,787
Inventories	706,508	737,121
Vendor deposits	147,991	125,227
Prepaid expenses and other current assets	21,959	21,974
Total current assets	1,153,686	1,167,044
Property and equipment, net	85,000	86,845
Operating lease right-of-use assets, net	55,131	57,485
Deferred tax assets	23,585	23,701
Other long-term assets	70,733	71,324
Total assets	$1,388,135	$1,406,399
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$124,222	$154,157
Income taxes payable	39,941	19,309
Debt — short-term	36,508	36,508
Other current liabilities	137,444	141,845
Total current liabilities	338,115	351,819
Income taxes payable — long-term	53,658	74,880
Operating lease liabilities — long-term	44,012	46,052
Debt — long-term	1,007,257	1,041,381
Deferred tax liability — long-term	226	226
Other long-term liabilities	7,931	7,774
Total liabilities	1,451,199	1,522,132
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,447,556 and 60,441,896 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	60	60
Additional paid–in capital	5,908	4,721
Accumulated deficit	(69,032)	(120,514)
Total stockholders’ (deficit)	(63,064)	(115,733)
Total liabilities and stockholders’ deficit	$1,388,135	$1,406,399
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues	$463,078	$498,083
Cost of revenues	279,203	326,715
Gross profit	183,875	171,368
Operating expenses:
Research and development	36,283	32,659
Sales, general and administrative	19,290	16,696
Total operating expenses	55,573	49,355
Income from operations	128,302	122,013
Interest expense and other, net	(21,224)	(10,651)
Income before income taxes	107,078	111,362
Provision for income taxes	19,328	18,180
Net income	$87,750	$93,182
Net income per share of common stock:
Basic	$1.45	$1.54
Diluted	$1.45	$1.54
Weighted average shares used in computing net income per share of common stock:
Basic	60,447	60,427
Diluted	60,451	60,446

Other comprehensive income:
Unrealized losses on available-for-sale securities	$—	$(49)
Other comprehensive loss	—	(49)
Comprehensive income	$87,750	$93,133
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$—	$(115,733)
Net Income	—	—	—	87,750	—	87,750
Restricted stock units issued, net of tax withholdings	5,660	—	(313)	—	—	(313)
Share-based compensation expense	—	—	1,500	—	—	1,500
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,268)	—	(36,268)
Balance at September 30, 2023	60,447,556	$60	$5,908	$(69,032)	$—	$(63,064)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	93,182	—	93,182
Other comprehensive (loss)	—	—		—	(49)	(49)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	6,174	—	(544)	—	—	(544)
Share-based compensation expense	—	—	1,048	—	—	1,048
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,256)	—	(36,256)
Balance at September 30, 2022	60,428,811	$60	$1,177	$(326,186)	$(523)	$(325,472)

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$87,750	$93,182
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	5,131	3,686
Amortization of debt issuance costs	434	321
Non-cash lease expense	258	172
Provision for inventory obsolescence	1,382	1,576
Provision for loss on vendor deposits	2,954	(2,090)
Share-based compensation	1,500	1,048
Deferred taxes	116	135
Provision for sales returns	(704)	—
Other, net	93	564
Changes in operating assets and liabilities:
Accounts receivable	(898)	(27,937)
Inventories	28,615	(94,244)
Vendor deposits	(25,718)	30,393
Prepaid expenses and other assets	62	(1,708)
Accounts payable	(29,834)	10,414
Income taxes payable	(590)	4,450
Deferred revenues	828	(1,744)
Accrued and other liabilities	(3,697)	23,766
Net cash provided by operating activities	67,682	41,984
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(3,025)	(8,662)
Net cash used in investing activities	(3,025)	(8,662)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	—	50,000
Repayment against credit facility- Revolver	(25,000)	(40,000)
Repayment against credit facility- Term	(9,375)	(6,250)
Payment of common stock cash dividends	(36,268)	(36,256)
Proceeds from exercise of stock options	—	23
Tax withholdings related to net share settlements of restricted stock units	(313)	(544)
Net cash used in financing activities	(70,956)	(33,027)
Net increase (decrease) in cash and cash equivalents	(6,299)	295
Cash and cash equivalents at beginning of period	114,826	136,224
Cash and cash equivalents at end of period	$108,527	$136,519
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$19,861	$13,780
Interest paid	$21,687	$6,738
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$23	$236
Unpaid property and equipment and other long-term assets	$1,174	$421
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ending June 30, 2024 and 2023, as fiscal 2024 and fiscal 2023 respectively.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2023 balance sheet was derived from the audited consolidated financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2023, included in its Annual Report on Form 10-K, as filed with the SEC on August 25, 2023 (the “Annual Report”). The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the fiscal year ended June 30, 2023, included in the Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.

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

As of September 30, 2023 and June 30, 2023, the Company’s customer deposits were $0.4 million and $1.2 million, respectively.

As of September 30, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $19.6 million and $7.9 million, respectively.

As of June 30, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $17.9 million and $7.8 million, respectively.

We expect the deferred revenue to convert to revenue in two years. For the quarters ended September 30, 2023 and September 30, 2022, we recognized revenues amounting to $6.7 million and $8.6 million, respectively from previous years' deferred revenue balances.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net income	$87,750	$93,182
Denominator:
Weighted-average shares used in computing basic earnings per share	60,447	60,427
Add—dilutive potential common shares:
Stock options	—	2
Restricted stock units	4	17
Weighted-average shares used in computing diluted net income per share	60,451	60,446
Net income per share of common stock:
Basic	$1.45	$1.54
Diluted	$1.45	$1.54

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Finished goods	$607,259	$643,499
Raw materials	99,249	93,622
Total	$706,508	$737,121

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Testing equipment	$18,199	$18,265
Tooling equipment	22,806	22,687
Leasehold improvements	25,234	24,968
Computer and other equipment	10,548	10,860
Software	9,582	9,421
Furniture and fixtures	1,824	1,716
Corporate aircraft	65,807	65,807
Property and equipment, gross	154,000	153,724
Less: Accumulated depreciation and amortization	(69,000)	(66,879)
Property and equipment, net	$85,000	$86,845

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Hong Kong Tax deposit (1)	60,148	60,106
Intangible assets, net (2)	5,336	5,695
Other long-term assets, net	5,249	5,523
Total	$70,733	$71,324
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 12, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $6.3 million and $5.9 million as of September 30, 2023, and June 30, 2023, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Deferred revenue — short-term	$19,630	17,911
Accrued expenses	21,213	23,426
Lease liability— current	14,278	14,333
Warranty accrual	9,649	8,745
Accrued compensation and benefits	8,136	7,330
Customer deposits	378	1,211
Reserve for sales returns	3,679	4,999
Inventory received not billed	49,724	56,862
Other payables	10,757	7,028
Total	$137,444	$141,845

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Deferred revenue — long-term	$7,931	$7,774

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Beginning balance	$8,745	$6,394
Accruals for warranties issued during the period	3,380	2,824
Changes in liability for pre-existing warranties during the period	546	71
Settlements made during the period	(3,022)	(2,130)
Ending balance	$9,649	$7,159

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

The Company's unamortized balance of debt issuance costs are $2.5 million as of September 30, 2023, which are amortized as interest expense over the life of the Facilities.

The Company's debt consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Initial Term Loan Facility - short term	$25,000	$25,000
First Amendment Term Loan Facility - short-term	12,500	12,500
Debt issuance costs, net	(992)	(992)
Total Debt - short term	36,508	36,508
Initial Term Loan Facility - long term	412,500	418,750
First Amendment Term Loan Facility - long-term	231,250	234,375
Revolving Facility - long term	365,000	390,000
Debt issuance costs, net	(1,493)	(1,744)
Total Debt - long term	$1,007,257	$1,041,381

The Revolving Facility includes a sub-limit of $25.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans.

The Facilities are available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company's common stock. Under the Amended Credit Agreement, revolving loans and swingline loans may be borrowed, repaid and reborrowed until March 30, 2026, at which time all amounts borrowed must be repaid. The loans under the Initial Term Loan Facility are payable in quarterly installments of $6.25 million per quarter, commencing with the quarter ending June 30, 2021. Loans under the Facilities may be prepaid at any time without penalty.

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

The Facilities

As of September 30, 2023, $437.5 million was outstanding on the Initial Term Loan Facility, $243.8 million was outstanding on the First Amendment Term Loan Facility, and $365 million was outstanding on the Revolving Facility, leaving $335 million available on the Revolving Facility.

Term Loan Facilities

During the three months ended September 30, 2023, the Company made aggregate payments of $23.8 million under the Term Loan Facilities, of which $9.4 million was repayment of principal and $14.4 million was payment of interest.

Revolving Facility

Under the Amended Credit Agreement, during the three months ended September 30, 2023, the Company made aggregate payments of $32.3 million under the Revolving Facility, of which $25 million was repayment of principal and $7.3 million was payment of interest.

The following table summarizes the Company’s estimated debt and interest payment obligations as of September 30, 2023, for the remainder of fiscal 2024 and future fiscal years (in thousands):

	2024 (remainder)	2025	2026	2027	2028	Thereafter	Total
Debt payment obligations	$28,125	$37,500	$980,625	$—	$—	$—	$1,046,250
Interest and other payments on debt payment obligations (1)	57,192	73,805	53,421	—	—	—	184,418
Total	$85,317	$111,305	$1,034,046	$—	$—	$—	$1,230,668
(1) Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2023. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2023, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three months ended September 30, 2023 and 2022 (in thousands):

	Financial Statement Classification	Three Months Ended September 30,
		2023	2022
Operating lease costs:
Fixed lease costs	Operating expenses	$2,936	$2,804
Fixed lease costs	Cost of revenues	682	1,003
Variable lease costs	Operating expenses	199	—
Variable lease costs	Cost of revenues	280	14
Total lease costs		$4,097	$3,821

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three months ended September 30, 2023 and 2022, were $0.2 million, respectively. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2023 and 2022, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.3 million and $3.6 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2023:

Remainder of Fiscal 2024	$12,618
Fiscal 2025	14,403
Fiscal 2026	10,110
Fiscal 2027	6,000
Fiscal 2028	4,606
Thereafter	15,079
Total future fixed operating lease payments	$62,816

Less: Imputed interest	$4,526
Total operating lease liabilities	$58,290

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	2.9%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 8, "Leases" for future minimum lease payments under non-cancelable operating leases as of September 30, 2023.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2023, we had $1,081.4 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have obligations of $50.6 million as of September 30, 2023, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. Payment of these obligations are expected to be $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

As of September 30, 2023, the Company has other obligations of $5.4 million which consisted primarily of commitments related to research and development projects.

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

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California, alleging that at least one of the Company’s products infringes United States Patent Numbers 7,062,296 (the “'296 Patent”), 7,729,728 (the “'728 Patent”), and 6,611,231 (the “'231 Patent” and, collectively, the “Patents-in-Suit”) (the “Original Action”). On April 11, 2018, the Court stayed the Original Action pending completion of certain inter partes review (“IPR”) proceedings before the Patent Trial and Appeal Board (“PTO”). The PTO invalidated asserted claims of two of the three Patents-in-Suit.

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

On July 28, 2022, Vivato voluntarily dismissed, with prejudice, its remaining claims related to the '728 patent, as well as claims 22-31 of the '376 Patent. On October 20, 2022, an IPR was instituted with respect to the asserted claims of the '376 Patent. On October 26, 2022, the court stayed the case pending completion of the IPR. On October 3, 2023, the IPR with respect to the '376 Patent was terminated after the petitioners entered into a settlement agreement with Vivato. The district court action presently remains stayed.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

Network-1 Technologies, Inc.

On October 5, 2022, Network-1 Technologies, Inc. ("Network-1") filed a patent infringement lawsuit against the Company in the District of Delaware, alleging that various Company products infringe United States Patent Number 6,218,930, which relates to 802.3af and 802.3at “Power over Ethernet” standards. Network-1 seeks compensatory and enhanced damages, attorneys' fees and costs, and pre- and post-judgment interest. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

Intellectual Ventures I LLC v. Ubiquiti Inc.

On August 8, 2023, Intellectual Ventures I LLC ("IV") filed a patent infringement lawsuit against the Company in the District of Delaware, alleging that various Company products infringe United States Patent Number 8,594,122, which relates to 802.11ac “Beamforming” standards. IV seeks compensatory and enhanced damages, attorneys' fees and costs, and pre- and post-judgment interest.The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 10—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On May 3, 2022, the Board of Directors of the Company approved a $200 million stock repurchase program (the “2022 May Program”). Under the 2022 May Program, the Company was authorized to repurchase up to $200 million of common stock. The 2022 May Program expired on September 30, 2023, and the Company did not make any repurchases under the 2022 May Program.

NOTE 11—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Company’s Annual Report.

As of September 30, 2023, the Company had 4,920,774 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Cost of revenues	$33	$11
Research and development	1,135	769
Sales, general and administrative	332	268
	1,500	1,048

Stock Options

During the three months ended September 30, 2023 and 2022, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.0 million and $0.6 million, respectively, as determined as of the date of option exercise.

As of September 30, 2023, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three months ended September 30, 2023, and 2022.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2023	62,948	$256.78
RSUs granted	17,678	$174.92
RSUs vested	(7,444)	$180.80
RSUs canceled	—	$—
Non-vested RSUs, September 30, 2023	73,182	$244.73

The intrinsic value of RSUs vested in the three months ended September 30, 2023 and 2022 was $1.3 million and $2.1 million, respectively.

The total intrinsic value of all outstanding RSUs was $10.6 million as of September 30, 2023.

As of September 30, 2023, there were unrecognized compensation costs related to RSUs of $12.8 million which the Company expects to recognize over a weighted average period of 3.3 years.

NOTE 12—INCOME TAXES

The Company recorded tax provisions of $19.3 million for the three months ended September 30, 2023 as compared to $18.2 million for the three months ended September 30, 2022. The increased provision for the three months ended September 30, 2023 was primarily related to the increase in estimated effective tax rate due to changes in the mix of the income earned in various tax jurisdictions partially offset by a decrease in the Global Intangible Low-Taxed Income ("GILTI") inclusion for the U.S. taxable income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, as well as a release of a reserve for unrecognized tax benefit due to statute of limitation during the three months ended September 30, 2022.

The Company’s estimated fiscal year 2024 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under GILTI rules.

As of September 30, 2023, the Company had approximately $33.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. During the three months ended September 30, 2023, the Company recorded an increase of its unrecognized tax benefits of $1.0 million for the quarter ended September 30, 2023. The Company did not release any unrecognized tax benefits for the quarter ended September 30, 2023. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of September 30, 2023, the Company had $3.6 million accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service ("IRS") and the Hong Kong IRD. All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company's foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2017 tax years.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the 2015 and 2016 credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of the transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct and that this matter will more likely than not be sustained based on its technical merits, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
Enterprise technology	$380,095	82%	$426,298	86%
Service Provider Technology	82,983	18%	71,785	14%
Total revenues	$463,078	100%	$498,083	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
North America (1)	$224,785	49%	$225,713	45%
Europe, the Middle East and Africa (“EMEA”)	172,394	37%	200,143	40%
Asia Pacific	36,086	8%	45,332	9%
South America	29,813	6%	26,895	6%
Total revenues	$463,078	100%	$498,083	100%
 (1) Revenue for the United States was $209.2 million and $210.3 million for the three months ended September 30, 2023 and 2022, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with net revenues of 10% or greater of total revenues.

NOTE 14—SUBSEQUENT EVENTS

Dividends

On November 2, 2023, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on November 20, 2023 to shareholders of record at the close of business on November 13, 2023. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

Supply Constraints and Risks – We have experienced significant supply constraints caused, in part, by the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have increased, and are expected to continue to increase, our inventory and vendor deposit balances. The increasing balances of inventories and vendor deposits significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we are taking the right actions to mitigate these continuing supply constraints, however, we recognize the associated risks

Russia-Ukraine Military Conflict – We are monitoring the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated economic sanctions. While the impact on our operations in Ukraine and its surrounding countries has not been material to our business or results of operations as of the date hereof, the full impact of the military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our operations in Ukraine and its surrounding countries, and its impact on global supply chains. Refer to “Part II – Item IA. Risk Factors” for a discussion of these factors and other risks.

China-Taiwan Tensions – We are monitoring the escalating tensions between China and Taiwan, and associated tensions between the U.S. and China. While the impact on our operations in Taiwan has not been material to our business or results of operations as of the date hereof, the full impact of the escalating tensions and potential military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on China-U.S. relations, including its impact on our operations in Taiwan, and its impact on global supply chains. Refer to “Part II – Item IA. Risk Factors” for a discussion of these factors and other risks.

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding the segment can be found in Note 13, "Segment Information, Revenues by Geography and Significant Customers" to our Consolidated Financial Statements (unaudited). Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied PCS.

We classify our revenues into two primary product categories: Enterprise Technology and Service Provider Technology.

•Enterprise Technology includes our UniFi platforms, including UniFi Cloud Gateways, UniFi WiFi, UniFi Switches, UniFi Protect, UniFi Access, UniFi Talk, UniFi Connect and our AmpliFi platform.

•Service Provider Technology includes our airMAX, EdgeMAX, UFiber, Wave, GPON and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE.

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 64% of our revenues during the three months ended September 30, 2023. Direct sales accounted for 36% of our revenue during the three months ended September 30, 2023.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 25, 2023, and there have been no material changes other than that have been disclosed in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements herein. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
		% of Revenues		% of Revenues
Revenues	$463,078	100%	$498,083	100%
Cost of revenues (1)	279,203	60%	326,715	66%
Gross profit	183,875	40%	171,368	34%
Operating expenses:
Research and development (1)	36,283	8%	32,659	7%
Sales, general and administrative (1)	19,290	4%	16,696	3%
Total operating expenses	55,573	12%	49,355	10%
Income from operations	128,302	28%	122,013	24%
Interest expense and other, net	21,224	5%	10,651	2%
Income before income taxes	107,078	23%	111,362	22%
Provisions for income taxes	19,328	4%	18,180	4%
Net income	$87,750	19%	$93,182	18%
(1) Includes share-based compensation as follows:
Cost of revenues	33		11
Research and development	1,135		769
Sales, general and administrative	332		268
Total share-based compensation	$1,500		$1,048
Revenues

Total revenues decreased $35.0 million, or 7%, from $498.1 million in the three months ended September 30, 2022 to $463.1 million in the three months ended September 30, 2023.

The decline in revenues as compared to the comparable prior year period was primarily driven by a decrease in revenue from our Enterprise Technology platform, partially offset by an increase in revenues from the Service Provider Technology platform.

Revenues by Product Type

	Three Months Ended September 30,
	2023		2022
	(in thousands, except percentages)
Enterprise technology	$380,095	82%	$426,298	86%
Service Provider Technology	82,983	18%	71,785	14%
Total revenues	$463,078	100%	$498,083	100%

Enterprise Technology revenue decreased $46.2 million, or 11%, from $426.3 million in the three months ended September 30, 2022 to $380.1 million in the three months ended September 30, 2023.

The decrease in Enterprise Technology revenue during the three months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to decline in revenue from our UniFi technology platform across all regions except South America.

Service Provider Technology revenue increased $11.2 million, or 16%, from $71.8 million in the three months ended September 30, 2022 to $83.0 million in the three months ended September 30, 2023.

The increase in Service Provider Technology revenue during the three months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to increased revenue in all regions except South America.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
	(in thousands, except percentages)
North America(1)	$224,785	49%	$225,713	45%
Europe, the Middle East and Africa (“EMEA”)	172,394	37%	200,143	40%
Asia Pacific	36,086	8%	45,332	9%
South America	29,813	6%	26,895	6%
Total revenues	$463,078	100%	$498,083	100%
(1) Revenue for the United States was $209.2 million and $210.3 million for the three months ended September 30, 2023 and 2022, respectively.

North America

Revenues in North America decreased $0.9 million, or 0.4%, from $225.7 million in the three months ended September 30, 2022 to $224.8 million in the three months ended September 30, 2023.

The decrease in North America revenues during the three months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to decreased revenue from Enterprise Technology products, offset in part by increased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA decreased $27.7 million, or 14%, from $200.1 million in the three months ended September 30, 2022 to $172.4 million in the three months ended September 30, 2023.

The decrease in EMEA revenues during the three months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to decreased revenue from Enterprise Technology products, offset in part by increased revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region decreased $9.2 million, or 20%, from $45.3 million in the three months ended September 30, 2022 to $36.1 million in the three months ended September 30, 2023.

The decrease in Asia Pacific revenues during the three months ended September 30, 2023 as compared to the same period in the prior year was primarily due to decreased revenue from our Enterprise Technology products, offset in part by increased revenue from our Service Provider Technology products.

South America

Revenues in South America increased $2.9 million, or 11%, from $26.9 million in the three months ended September 30, 2022 to $29.8 million in the three months ended September 30, 2023.

The increase in South America revenues during the three months ended September 30, 2023 as compared to the same period in the prior year was due to increased revenue from Enterprise Technology products, partially offset by a decrease in revenue from Service Provider Technology products.

Gross Profit

Gross profit margin increased to 39.7% in the three months ended September 30, 2023, compared to 34.4% in the three months ended

September 30, 2022. The increase in gross profit margin for the three months ended September 30, 2023, as compared to the comparable prior year period was primarily driven by lower shipping and component costs, as well as by product mix.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $3.6 million, or 11%, from $32.7 million in the three months ended September 30, 2022 to $36.3 million in the three months ended September 30, 2023. As a percentage of revenues, R&D expenses increased from 7% for the three months ended September 30, 2022 to 8% for the three months ended September 30, 2023.

The increase in R&D expenses as compared to the comparable prior year period was primarily due to higher employee-related expenses and prototype-related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $2.6 million, or 16%, from $16.7 million in the three months ended September 30, 2022 to $19.3 million in the three months ended September 30, 2023. As a percentage of revenues, SG&A expenses increased from 3% for the three months ended September 30, 2022 to 4% for the three months ended September 30, 2023.

The increase in SG&A costs during the three months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to higher marketing expenses, professional fees and higher fees associated with webstore credit card processing.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses increased $10.6 million, or 99.3% from $10.7 million in the three months ended September 30, 2022 to $21.2 million in the three months ended September 30, 2023. As a percentage of revenue, I&O increased from 2% for the three months ended September 30, 2022 to 5% for the three months ended September 30, 2023.

The increase in I&O expenses during the three months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to higher interest expense due to incremental borrowings and increased interest rates.

Provision for Income Taxes

Our provision for income taxes increased $1.1 million, or 6%, from $18.2 million for the three months ended September 30, 2022 to $19.3 million for the three months ended September 30, 2023. Our effective tax rate increased to 18.1% for the three months ended September 30, 2023 as compared to 16.3% for the three months ended September 30, 2022.

The change in effective tax rates for the three months ended September 30, 2023, as compared to the same period in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions partially offset by a decrease in the GILTI inclusion for the U.S. taxable income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, as well as a release of a reserve for unrecognized tax benefit due to statute of limitation during the three months ended September 30, 2022.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $108.5 million and $114.8 million as of September 30, 2023 and June 30, 2023, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$67,682	$41,984
Net cash used in investing activities	(3,025)	(8,662)
Net cash used in financing activities	(70,956)	(33,027)
Net increase (decrease) in cash and cash equivalents	$(6,299)	$295

Cash Flows from Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2023 consisted primarily of net income of $87.8 million partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $31.2 million. This net change consisted primarily of a $33.5 million decrease in net accounts payable and accrued liabilities, a $25.7 million increase in vendor deposits, partially offset by a $28.6 million decrease in inventory.

Net cash provided by operating activities in the three months ended September 30, 2022 consisted primarily of net income of $93.2 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $56.6 million. This net change consisted primarily of a $94.2 million increase in inventory, a $27.9 million increase in accounts receivable, a $1.7 million decrease in prepaid expense and other assets, a $34.2 million increase in net accounts payable and accrued liabilities, a $4.5 million increase in taxes payable due to the timing of federal tax payments and a $30.4 million decrease in vendor deposits.

Cash Flows from Investing Activities

We used $3.0 million of cash in investing activities during the three months ended September 30, 2023. Our investing activities consisted primarily of $3.0 million of capital expenditures.

We used $8.7 million of cash in investing activities during the three months ended September 30, 2022. Our investing activities consisted primarily of $8.7 million of capital expenditures.

Cash Flows from Financing Activities

We used $71.0 million of cash in financing activities during the three months ended September 30, 2023. During the three months ended September 30, 2023, we repaid $34.4 million under the Company's credit Facilities and used $36.3 million related to dividends paid on our common stock.

We used $33.0 million of cash in financing activities during the three months ended September 30, 2022. During the three months ended September 30, 2022, we used $36.3 million related to dividends paid on our common stock and received $3.8 million (net) of funds under the Company’s credit Facilities.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, dividends, and capital expenditure needs for the next twelve months, as well as long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, the availability of additional funds under the Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition" for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.

Warranties and Indemnifications

Our products are generally accompanied by a twelve to twenty-four month warranty from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s ("FASB's"), Accounting Standards Codification ("ASC"), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2023.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of September 30, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2023, we had $1,081.4 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have obligations of $50.6 million as of September 30, 2023, related to transition tax. Payment of these obligations are expected to be $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $5.4 million as of September 30, 2023, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of September 30, 2023, we had $33.4 million of unrecognized tax benefits and an additional $3.6 million for accrued interest, classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements since the filing of the Annual Report that are significant or potentially significant to the Company.

Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, the anticipated growth of demand for connectivity worldwide, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components (including chipsets) used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, the Facilities (as defined herein), future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board ,the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of the global shortage of components (including chipsets) and pricing inflation associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $108.5 million and $114.8 million as of September 30, 2023 and June 30, 2023, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2023, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $20.9 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $0.1 million for the three months ended September 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
•our enterprise and service provider technologies;
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
As of September 30, 2023, our balance outstanding under the Amended Credit Agreement for our Term Facilities and Revolving Facility (each as defined herein), was $681.3 million and $365.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of November 3, 2023, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

From time to time the United States, foreign and state governments make substantive changes to tax laws and regulations. For example, in 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, which made a number of changes, including changing the taxation of certain foreign earnings and the requirement to capitalize and amortize research and development expenditures. Further, in 2022, the U.S. government enacted the Inflation Reduction Act, which made a number of changes, including adding a 1% excise tax on stock buybacks by publicly-traded corporations and a 15% corporate minimum tax for companies with higher than $1 billion of certain adjusted financial statement income. As a result of the 1% excise tax, the cost to us of making repurchases will increase. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S., may materially and adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s share repurchase programs and the activity under the available share repurchase programs during the three months ended September 30, 2023 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid per Share	Total Aggregate Amount Paid	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases under the Program	Expiration date of Program
May 6, 2022	$200	—	$—	$—	N/A	$—	9/30/2023

There was no common stock repurchase activity under the share repurchase plan during the three months ended September 30, 2023.

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

UBIQUITI INC.

Dated:	November 3, 2023	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 3, 2023	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)