Form 10-Q
period 2023-12-31
Ubiquiti Inc.
filed 2024-02-09
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 8, 2024, 60,461,192 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$97,601	$114,826
Investments — short-term	61	109
Accounts receivable, net of allowance for doubtful accounts of $225 and $92 at December 31, 2023 and June 30, 2023, respectively	171,417	167,787
Inventories	683,593	737,121
Vendor deposits	134,496	125,227
Prepaid expenses and other current assets	18,565	21,974
Total current assets	1,105,733	1,167,044
Property and equipment, net	84,486	86,845
Operating lease right-of-use assets, net	50,953	57,485
Deferred tax assets	23,459	23,701
Other long-term assets	70,282	71,324
Total assets	$1,334,913	$1,406,399
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$92,297	$154,157
Income taxes payable	9,765	19,309
Debt — short-term	36,508	36,508
Other current liabilities	149,217	141,845
Total current liabilities	287,787	351,819
Income taxes payable — long-term	55,091	74,880
Operating lease liabilities — long-term	39,657	46,052
Debt — long-term	958,132	1,041,381
Deferred tax liability — long-term	226	226
Other long-term liabilities	9,742	7,774
Total liabilities	1,350,635	1,522,132
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,448,287 and 60,441,896 issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	60	60
Additional paid–in capital	7,403	4,721
Accumulated deficit	(23,185)	(120,514)
Total stockholders’ (deficit)	(15,722)	(115,733)
Total liabilities and stockholders’ deficit	$1,334,913	$1,406,399
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues	$464,954	$493,571	$928,032	$991,654
Cost of revenues	287,307	296,010	566,510	622,725
Gross profit	177,647	197,561	361,522	368,929
Operating expenses:
Research and development	36,911	33,765	73,194	66,424
Sales, general and administrative	19,634	18,643	38,923	35,339
Total operating expenses	56,545	52,408	112,117	101,763
Income from operations	121,102	145,153	249,405	267,166
Interest expense and other, net	18,262	11,272	39,486	21,923
Income before income taxes	102,840	133,881	209,919	245,243
Provision for income taxes	20,724	21,676	40,053	39,856
Net income and comprehensive income	$82,116	$112,205	$169,866	$205,387
Net income per share of common stock:
Basic	$1.36	$1.86	$2.81	$3.40
Diluted	$1.36	$1.86	$2.81	$3.40
Weighted average shares used in computing net income per share of common stock:
Basic	60,448	60,429	60,447	60,428
Diluted	60,451	60,448	60,451	60,448
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three and Six Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$(115,733)
Net Income	—	—	—	87,750	87,750
Restricted stock units issued, net of tax withholdings	5,660	—	(313)	—	(313)
Share-based compensation expense	—	—	1,500	—	1,500
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,268)	(36,268)
Balance at September 30, 2023	60,447,556	$60	$5,908	$(69,032)	$(63,064)
Net Income	—	—	—	82,116	82,116
Restricted stock units issued, net of tax withholdings	731	—	(11)	—	(11)
Share-based compensation expense	—	—	1,506	—	1,506
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,269)	(36,269)
Balances at December 31, 2023	60,448,287	$60	$7,403	$(23,185)	$(15,722)

	Three and Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	93,182	—	93,182
Other comprehensive (loss)	—	—		—	(49)	(49)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	6,174	—	(544)	—	—	(544)
Share-based compensation expense	—	—	1,048	—	—	1,048
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,256)	—	(36,256)
Balance at September 30, 2022	60,428,811	$60	$1,177	$(326,186)	$(523)	$(325,472)
Net Income	—	—	—	112,205	—	112,205
Reclassification adjustment for loss on investments included in net income	—	—	—	—	523	523
Restricted stock units issued, net of tax withholdings	2,147	—	(50)	—	—	(50)
Share-based compensation expense	—	—	1,101	—	—	1,101
Dividends paid on Common Stock ($0.60 per share)	—	$—	$—	$(36,257)	$—	$(36,257)
Balances at December 31, 2022	60,430,958	$60	$2,228	$(250,238)	$—	$(247,950)

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$169,866	$205,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,641	7,636
Amortization of debt issuance costs	867	654
Non-cash lease expense	220	342
Provision for inventory obsolescence	3,283	5,619
Provision for loss on vendor deposits	7,750	(1,165)
Share-based compensation	3,006	2,148
Deferred taxes	242	131
Other, net	(31)	636
Changes in operating assets and liabilities:
Accounts receivable	(3,763)	(32,315)
Inventories	50,138	(388,144)
Vendor deposits	(17,019)	15,027
Prepaid expenses and other assets	3,333	(8,946)
Accounts payable	(61,511)	161,186
Income taxes payable	(29,333)	(24,353)
Deferred revenues	1,631	(1,843)
Accrued and other liabilities	7,943	60,333
Net cash provided by operating activities	146,263	2,333
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(6,877)	(13,468)
Net cash used in investing activities	(6,877)	(13,468)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	—	180,000
Repayment against credit facility- Revolver	(65,000)	(60,000)
Repayment against credit facility- Term	(18,750)	(12,500)
Payment of common stock cash dividends	(72,537)	(72,513)
Proceeds from exercise of stock options	—	23
Tax withholdings related to net share settlements of restricted stock units	(324)	(594)
Net cash (used in) provided by financing activities	(156,611)	34,416
Net (decrease) increase in cash and cash equivalents	(17,225)	23,281
Cash and cash equivalents at beginning of period	114,826	136,224
Cash and cash equivalents at end of period	$97,601	$159,505
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$68,211	$64,285
Interest paid	$41,099	$18,482
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$1,067	$1,826
Unpaid property and equipment and other long-term assets	$927	$357
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ending June 30, 2024 and 2023, as fiscal 2024 and fiscal 2023, respectively.

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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2023, included in its Annual Report on Form 10-K, as filed with the SEC on August 25, 2023 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for any future periods.

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

Recent Accounting Pronouncements Not Yet Effective

Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures in the Company's fiscal year beginning July 1, 2024, with interim period disclosures required effective with the Company's fiscal year beginning July 1, 2025. Early adoption of ASU 2023-07 is permitted. We do not expect this ASU to have a significant impact on our disclosures or results of operations, cash flows, and financial condition.

Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which amends the existing guidance relating to the annual disclosures for accounting for income taxes. ASU 2023-09 requires a public business entity to disclose a tabular rate reconciliation using specified categories and providing additional information for reconciling items that exceed a quantitative threshold. In addition, ASU 2023-09 requires the disaggregation of federal, state and foreign income taxes paid (net of funds received), with further disaggregation required for individual jurisdictions in which the income taxes paid exceed five percent of the Company's total income taxes paid. The provision for income taxes in the Company's statement of operations will also be required to be disaggregated by federal, state and foreign. The amendments in ASU 2023-09 will become effective for annual disclosures in the Company's fiscal year beginning July 1, 2025, with early adoption permitted. The FASB indicated ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

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

As of December 31, 2023 and June 30, 2023, the Company’s customer deposits were $2.6 million and $1.2 million, respectively.

As of December 31, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $18.2 million and $9.7 million, respectively.

As of June 30, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $17.9 million and $7.8 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For the three and six months ended December 31, 2023 we recognized revenues amounting to $4.3 million and $11.0 million respectively from the deferred revenue balance as of June 30, 2023. For the three and six ended December 31, 2022, we recognized revenues amounting to $5.0 million and $13.6 million respectively from the deferred revenue balance as of June 30, 2022.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net income	$82,116	$112,205	$169,866	$205,387
Denominator:
Weighted-average shares used in computing basic earnings per share	60,448	60,429	60,447	60,428
Add—dilutive potential common shares:
Stock options	—	—	—	1
Restricted stock units	3	19	4	19
Weighted-average shares used in computing diluted net income per share	60,451	60,448	60,451	60,448
Net income per share of common stock:
Basic	$1.36	$1.86	$2.81	$3.40
Diluted	$1.36	$1.86	$2.81	$3.40

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Finished goods	$587,134	$643,499
Raw materials	96,459	93,622
Total	$683,593	$737,121

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Testing equipment	$18,546	$18,265
Tooling equipment	25,488	22,687
Leasehold improvements	25,749	24,968
Computer and other equipment	10,588	10,860
Software	9,582	9,421
Furniture and fixtures	1,843	1,716
Corporate aircraft	65,807	65,807
Property and equipment, gross	157,603	153,724
Less: Accumulated depreciation and amortization	(73,117)	(66,879)
Property and equipment, net	$84,486	$86,845

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Hong Kong Tax deposit (1)	$60,321	$60,106
Intangible assets, net (2)	4,945	5,695
Other long-term assets, net	5,016	5,523
Total	$70,282	$71,324
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 12, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $6.7 million and $5.9 million as of December 31, 2023, and June 30, 2023, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Deferred revenue — short-term	$18,207	17,911
Accrued expenses	22,492	23,426
Lease liability— current	14,417	14,333
Warranty accrual	9,907	8,745
Accrued compensation and benefits	9,985	7,330
Customer deposits	2,626	1,211
Reserve for sales returns	4,680	4,999
Inventory received not billed	57,413	56,862
Other payables	9,490	7,028
Total	$149,217	$141,845

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Deferred revenue — long-term	$9,742	$7,774

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Beginning balance	$8,745	$6,394
Accruals for warranties issued during the period	6,232	5,822
Changes in liability for pre-existing warranties during the period	687	222
Settlements made during the period	(5,757)	(4,586)
Ending balance	$9,907	$7,852

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

The Company's unamortized balance of debt issuance costs are $2.2 million as of December 31, 2023, which are amortized as interest expense over the life of the Facilities.

The Company's debt consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Initial Term Loan Facility - short term	$25,000	$25,000
First Amendment Term Loan Facility - short-term	12,500	12,500
Debt issuance costs, net	(992)	(992)
Total Debt - short term	36,508	36,508
Initial Term Loan Facility - long term	406,250	418,750
First Amendment Term Loan Facility - long-term	228,125	234,375
Revolving Facility - long term	325,000	390,000
Debt issuance costs, net	(1,243)	(1,744)
Total Debt - long term	$958,132	$1,041,381

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

The Facilities

As of December 31, 2023, $431.3 million was outstanding on the Initial Term Loan Facility, $240.6 million was outstanding on the First Amendment Term Loan Facility, and $325 million was outstanding on the Revolving Facility, leaving $375 million available on the Revolving Facility.

Term Loan Facilities

During the six months ended December 31, 2023, the Company made aggregate payments of $45.9 million under the Term Loan Facilities, of which $18.8 million was repayment of principal and $27.1 million was payment of interest.

Revolving Facility

Under the Amended Credit Agreement, during the six months ended December 31, 2023, the Company made aggregate payments of $79.0 million under the Revolving Facility, of which $65 million was repayment of principal and $14.0 million was payment of interest.

The following table summarizes the Company’s estimated debt and interest payment obligations as of December 31, 2023, for the remainder of fiscal 2024 and future fiscal years (in thousands):

	2024 (remainder)	2025	2026	2027	2028	Thereafter	Total
Debt payment obligations	$18,750	$37,500	$940,625	$—	$—	$—	$996,875
Interest and other payments on debt payment obligations (1)	36,619	71,390	51,605	—	—	—	159,614
Total	$55,369	$108,890	$992,230	$—	$—	$—	$1,156,489
(1) Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2023. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of December 31, 2023, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and six months ended December 31, 2023 and 2022 (in thousands):

	Financial Statement Classification	Three Months Ended December 31,		Six Months Ended December 31,
		2023	2022	2023	2022
Operating lease costs:
Fixed lease costs	Operating expenses	$2,927	$2,722	$5,863	$5,526
Fixed lease costs	Cost of revenues	1,073	962	1,754	1,965
Variable lease costs	Operating expenses	128	153	326	154
Variable lease costs	Cost of revenues	187	142	468	157
Total lease costs		$4,315	$3,979	$8,411	$7,802

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and six months ended December 31, 2023 and 2022, were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended December 31, 2023 and 2022, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.3 million and $4.0 million, respectively. For the six months ended December 31, 2023 and 2022, cash paid for amounts associated with the Company's operating lease liabilities were approximately $8.6 million and $7.6 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2023:

Remainder of Fiscal 2024	$8,095
Fiscal 2025	14,482
Fiscal 2026	10,092
Fiscal 2027	6,000
Fiscal 2028	4,606
Thereafter	15,231
Total future fixed operating lease payments	$58,506

Less: Imputed interest	$4,432
Total operating lease liabilities	$54,074

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	3.2%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

See Note 8, "Leases" for future minimum lease payments under non-cancelable operating leases as of December 31, 2023.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of December 31, 2023, we had $1,045.0 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of December 31, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have obligations of $50.6 million as of December 31, 2023, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. Payment of these obligations are expected to be $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

As of December 31, 2023, the Company has other obligations of $5.5 million which consisted primarily of commitments related to research and development projects.

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

On July 28, 2022, Vivato voluntarily dismissed, with prejudice, its remaining claims related to the '728 patent, as well as claims 22-31 of the '376 Patent. On October 20, 2022, an IPR was instituted with respect to the asserted claims of the '376 Patent. On October 26, 2022, the court stayed the case pending completion of the IPR. On October 3, 2023, the IPR with respect to the '376 Patent was terminated after the petitioners entered into a settlement agreement with Vivato. On November 10, 2023, the Company filed a new IPR petition with respect to the '376 Patent and a motion to reopen the prior IPR proceeding, which remains pending. On December 4, 2023, the court lifted the stay. Trial is currently scheduled for June 25, 2024.

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

NOTE 11—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Company’s Annual Report.

As of December 31, 2023, the Company had 4,921,319 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of revenues	$35	$13	$69	$24
Research and development	1,161	813	2,295	1,581
Sales, general and administrative	310	275	642	543
	1,506	1,101	$3,006	$2,148

Stock Options

There were no options exercised under the Company’s stock incentive plans during the three months ended December 31, 2023 and 2022.

During the six months ended December 31, 2023 and 2022, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.0 million and $0.6 million, respectively, as determined as of the date of option exercise.

As of December 31, 2023, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three and six months ended December 31, 2023, and 2022.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2023	62,948	$256.78
RSUs granted	17,678	$174.92
RSUs vested	(8,264)	$182.19
RSUs canceled	(630)	$290.47
Non-vested RSUs, December 31, 2023	71,732	$244.90

The intrinsic value of RSUs vested in the three months ended December 31, 2023 and 2022 was $0.1 million and $0.6 million, respectively.

The intrinsic value of RSUs vested in the six months ended December 31, 2023 and 2022 was $1.4 million and $2.7 million, respectively.

The total intrinsic value of all outstanding RSUs was $10.0 million as of December 31, 2023.

As of December 31, 2023, there were unrecognized compensation costs related to RSUs of $11.4 million which the Company expects to recognize over a weighted average period of 3.0 years.

NOTE 12—INCOME TAXES

The Company recorded tax provisions of $20.7 million and $40.1 million for the three and six months ended December 31, 2023 as compared to $21.7 million and $39.9 million for the three and six months ended December 31, 2022. Our effective tax rate increased to 20.2% for the three months ended December 31, 2023 as compared to 16.2% for the three months ended December 31, 2022. Our effective tax rate increased from 16.3% for the six months ended December 31, 2022 to 19.1% for the six months ended December 31, 2023.

The change in effective tax rates for the three and six months ended December 31, 2023, as compared to the same period in the prior year, was primarily driven by a combination of changes in the mix of the income earned in various tax jurisdictions and a one-time release of a reserve for unrecognized tax benefit due to statute of limitation during the three and six months ended December 31, 2022.

The Company’s estimated fiscal year 2024 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under the Global Intangible Low-Taxes Income ("GILTI") rules.

As of December 31, 2023, the Company had approximately $34.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of December 31, 2023, the Company had $4.3 million accrued interest related to uncertain tax matters.

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

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final Notice of Proposed Adjustment to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgment. The IRS responded to our Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgment. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgment. As such, the Company is awaiting a trial date to be set which it currently expects to receive by the end of December 2024. The Company strongly believes the position of the IRS with regard to this matter is without merit. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. We estimate the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Enterprise technology	$391,492	84%	$417,408	85%	$771,586	83%	$843,706	85%
Service provider technology	73,462	16%	76,163	15%	156,446	17%	147,948	15%
Total revenues	$464,954	100%	$493,571	100%	$928,032	100%	$991,654	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
North America (1)	$225,858	49%	$227,452	46%	$450,642	49%	$453,165	46%
Europe, the Middle East and Africa (“EMEA”)	172,951	37%	195,098	40%	345,345	37%	395,241	40%
Asia Pacific	33,270	7%	43,946	9%	69,356	7%	89,278	9%
South America	32,875	7%	27,075	5%	62,689	7%	53,970	5%
Total revenues	$464,954	100%	$493,571	100%	$928,032	100%	$991,654	100%
 (1) Revenue for the United States was $210.4 million and $209.4 million for the three months ended December 31, 2023 and 2022, respectively. Revenue for the United States was $419.6 million and $419.7 million for the six months ended December 31, 2023 and 2022, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with net revenues of 10% or greater of total revenues.

NOTE 14—SUBSEQUENT EVENTS

Dividends

On February 5, 2024, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on February 26, 2024 to shareholders of record at the close of business on February 20, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

Supply Constraints and Risks – We have experienced significant supply constraints since the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we are taking the right actions to mitigate these continuing supply constraints, however, we recognize the associated risks.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 64% of our revenues during the six months ended December 31, 2023. Direct sales accounted for 36% of our revenue during the six months ended December 31, 2023.

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

We currently operate warehouses located in the U.S., Europe and Asia Pacific. In addition, we outsource other logistics warehousing and order fulfillment functions located in Vietnam and to a lesser extent in other countries. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.

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

Results of Operations

Comparison of Three and Six Months Ended December 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$464,954	100%	$493,571	100%	$928,032	100%	$991,654	100%
Cost of revenues (1)	287,307	62%	296,010	60%	566,510	61%	622,725	63%
Gross profit	177,647	38%	197,561	40%	361,522	39%	368,929	37%
Operating expenses:
Research and development (1)	36,911	8%	33,765	7%	73,194	8%	66,424	7%
Sales, general and administrative (1)	19,634	4%	18,643	4%	38,923	4%	35,339	4%
Total operating expenses	56,545	12%	52,408	11%	112,117	12%	101,763	11%
Income from operations	121,102	26%	145,153	29%	249,405	27%	267,166	26%
Interest expense and other, net	18,262	4%	11,272	2%	39,486	4%	21,923	2%
Income before income taxes	102,840	22%	133,881	27%	209,919	23%	245,243	24%
Provisions for income taxes	20,724	4%	21,676	4%	40,053	4%	39,856	4%
Net income	$82,116	18%	$112,205	23%	$169,866	19%	$205,387	20%
(1) Includes share-based compensation as follows:
Cost of revenues	35		13		69		24
Research and development	1,161		813		2,295		1,581
Sales, general and administrative	310		275		642		543
Total share-based compensation	$1,506		$1,101		$3,006		$2,148
Revenues

Total revenues decreased $28.6 million, or 6%, from $493.6 million in the three months ended December 31, 2022 to $465.0 million in the three months ended December 31, 2023.

Total revenues decreased $63.6 million, or 6%, from $991.7 million in the six months ended December 31, 2022 to $928.0 million in the six months ended December 31, 2023.

The decline in revenues for the three months ended December 31, 2023 as compared to the same period in the prior year was primarily driven by a decrease in revenue from both our Enterprise Technology platform and Service Provider Technology platform. The decline in revenue for the six months ended December 31, 2023 as compared to the same period in the prior year was primarily driven by a decrease in revenue from our Enterprise Technology platform, partially offset by an increase in revenue from our Service Provider Technology platform.

Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	(in thousands, except percentages)				(in thousands, except percentages)
Enterprise technology	$391,492	84%	$417,408	85%	$771,586	83%	$843,706	85%
Service provider technology	73,462	16%	76,163	15%	156,446	17%	147,948	15%
Total revenues	$464,954	100%	$493,571	100%	$928,032	100%	$991,654	100%

Enterprise Technology revenue decreased $25.9 million, or 6%, from $417.4 million in the three months ended December 31, 2022 to

$391.5 million in the three months ended December 31, 2023. Enterprise Technology revenue decreased $72.1 million, or 9%, from $843.7 million in the six months ended December 31, 2022 to $771.6 million in the six months ended December 31, 2023.

The decrease in Enterprise Technology revenue during the three months ended December 31, 2023, as compared to the same period in the prior year, was primarily due to decline in revenue from our Enterprise Technology platform in the EMEA and Asia Pacific regions. The decrease in Enterprise Technology revenue during the six months ended December 31, 2023 as compared to the same period in the prior year, was primarily due to decline in revenue across all regions except South America.

Service Provider Technology revenue decreased $2.7 million, or 4%, from $76.2 million in the three months ended December 31, 2022 to $73.5 million in the three months ended December 31, 2023. Service Provider Technology revenue increased $8.5 million, or 6%, from $147.9 million in the six months ended December 31, 2022 to $156.4 million in the six months ended December 31, 2023.

The decrease in Service Provider Technology in the three months ended December 31, 2023 as compared to the same period in the prior year was primarily due to decline in revenues in North and South America. The increase in Service Provider Technology revenue during the six months ended December 31, 2023 as compared to the same period in the prior year, was primarily due to increased revenue in all regions except South America.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$225,858	49%	$227,452	46%	$450,642	49%	$453,165	46%
Europe, the Middle East and Africa (“EMEA”)	172,951	37%	195,098	40%	345,345	37%	395,241	40%
Asia Pacific	33,270	7%	43,946	9%	69,356	7%	89,278	9%
South America	32,875	7%	27,075	5%	62,689	7%	53,970	5%
Total revenues	$464,954	100%	$493,571	100%	$928,032	100%	$991,654	100%
(1) Revenue for the United States was $210.4 million and $209.4 million for the three months ended December 31, 2023 and 2022, respectively. Revenue for the United States was $419.6 million and $419.7 million for the six months ended December 31, 2023 and 2022, respectively.

North America

Revenues in North America decreased $1.6 million, or 1%, from $227.5 million in the three months ended December 31, 2022 to $225.9 million in the three months ended December 31, 2023 and decreased $2.5 million, or 1%, from $453.2 million in the six months ended December 31, 2022 to $450.6 million in the six months ended December 31, 2023.

The decrease in North America revenues during the three months ended December 31, 2023 as compared to the same period in the prior year, was primarily due to decreased revenue from our Service Provider Technology products, offset in part by increased revenue from our Enterprise Technology products. The decrease in North America revenues during the six months ended December 31, 2023, as compared to the same period in the prior year, was primarily due to decreased revenue from our Enterprise Technology products partially offset by increased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA decreased $22.1 million, or 11%, from $195.1 million in the three months ended December 31, 2022 to $173.0 million in the three months ended December 31, 2023 and decreased $49.9 million, or 13%, from $395.2 million in the six months ended December 31, 2022 to $345.3 million in the six months ended December 31, 2023.

The decrease in EMEA revenues during the three and six months ended December 31, 2023 as compared to the same periods in the prior year, was primarily due to decreased revenue from our Enterprise Technology products, offset in part by increased revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region decreased $10.7 million, or 24%, from $43.9 million in the three months ended December 31, 2022 to $33.3 million in the three months ended December 31, 2023 and decreased $19.9 million, or 22%, from $89.3 million in the six months ended December 31, 2022 to $69.4 million in the six months ended December 31, 2023.

The decrease in Asia Pacific revenues during the three and six months ended December 31, 2023 as compared to the same periods in the prior year was primarily due to decreased revenue from our Enterprise Technology products, offset in part by increased revenue from our Service Provider Technology products.

South America

Revenues in South America increased $5.8 million, or 21%, from $27.1 million in the three months ended December 31, 2022 to $32.9 million in the three months ended December 31, 2023 and increased $8.7 million, or 16%, from $54.0 million in the six months ended December 31, 2022 to $62.7 million in the six months ended December 31, 2023.

The increase in South America revenues during the three and six months ended December 31, 2023 as compared to the same periods in the prior year was due to increased revenue from our Enterprise Technology products, partially offset by a decrease in revenue from our Service Provider Technology products.

Gross Profit

Gross profit margin decreased to 38.2% in the three months ended December 31, 2023, compared to 40.0% in the three months ended December 31, 2022 and increased to 39.0% in the six months ended December 31, 2023, compared to 37.2% in the six months ended December 31, 2022. The decrease in gross profit margin for the three months ended December 31, 2023, as compared to the comparable prior year period was driven by product mix and product-related costs, offset in part by lower shipping costs. The increase in gross profit margin for the six months ended December 31, 2023, as compared to the comparable prior year period was driven by lower shipping costs, offset in part by product mix.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $3.1 million, or 9%, from $33.8 million in the three months ended December 31, 2022 to $36.9 million in the three months ended December 31, 2023. As a percentage of revenues, R&D expenses increased from 7% for the three months ended December 31, 2022 to 8% for the three months ended December 31, 2023.

R&D expenses increased by $6.8 million, or 10%, from $66.4 million in the six months ended December 31, 2022 to $73.2 million in the six months ended December 31, 2023. As a percentage of revenues, R&D expenses increased from 7.0% for the six months ended December 31, 2022 to 8.0% for the six months ended December 31, 2023

The increase in R&D expenses during the three and six months ended December 31, 2023 as compared to the comparable prior year periods was primarily driven by higher employee-related expenses and prototype-related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $1.0 million, or 5%, from $18.6 million in the three months ended December 31, 2022 to $19.6 million in the three months ended December 31, 2023. As a percentage of revenues, SG&A expenses remained flat at 4% for the three months ended December 31, 2022 compared to the three months ended December 31, 2023.

SG&A expenses increased $3.6 million, or 10%, from $35.3 million in the six months ended December 31, 2022 to $38.9 million in the six months ended December 31, 2023. As a percentage of revenues, SG&A expenses remained flat at 4% for the six months ended December 31, 2022 compared to the six months ended December 31, 2023.

The increase in SG&A costs as compared to the comparable prior year periods was primarily due to higher employee-related expenses, marketing expenses and professional fees.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses increased $7.0 million, or 62% from $11.3 million in the three months ended December 31, 2022 to $18.3 million in the three months ended December 31, 2023. As a percentage of revenue, I&O increased from

2% for the three months ended December 31, 2022 to 4% for the three months ended December 31, 2023.

I&O expenses increased $17.6 million, or 80%, from $21.9 million in the six months ended December 31, 2022 to $39.5 million in the six months ended December 31, 2023. As a percentage of revenues, I&O expenses increased from 2% for the six months ended December 31, 2022 to 4% for the six months ended December 31, 2023.

The increase in I&O expenses during the three and six months ended December 31, 2023 as compared to the same periods in the prior year, was primarily due to higher interest expense due to incremental borrowings and increased interest rates.

Provision for Income Taxes

Our provision for income taxes decreased $1.0 million, or 4%, from $21.7 million for the three months ended December 31, 2022 to $20.7 million for the three months ended December 31, 2023. Our effective tax rate increased to 20.2% for the three months ended December 31, 2023 as compared to 16.2% for the three months ended December 31, 2022.

Our provision for income taxes increased $0.2 million, or 0.5%, from $39.9 million in the six months ended December 31, 2022 to $40.1 million in the six months ended December 31, 2023. Our effective tax rate increased from 16.3% for the six months ended December 31, 2022 to 19.1% for the six months ended December 31, 2023.

The change in effective tax rates for the three and six months ended December 31, 2023, as compared to the same period in the prior year, was primarily driven by a combination of changes in the mix of the income earned in various tax jurisdictions and a one-time release of a reserve for unrecognized tax benefit due to statute of limitation during the three and six months ended December 31, 2022.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $97.6 million and $114.8 million as of December 31, 2023 and June 30, 2023, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$146,263	$2,333
Net cash used in investing activities	(6,877)	(13,468)
Net cash (used in) provided by financing activities	(156,611)	34,416
Net (decrease) increase in cash and cash equivalents	$(17,225)	$23,281

Cash Flows from Operating Activities

Net cash provided by operating activities in the six months ended December 31, 2023 consisted primarily of net income of $169.9 million, a $50.1 million decrease in inventory, partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $48.6 million. This net change consisted primarily of a $53.6 million decrease in net accounts payable and accrued liabilities, a $29.3 million decrease in taxes payable, and a $17.0 million increase in vendor deposits.

Net cash provided by operating activities in the six months ended December 31, 2022 consisted primarily of net income of $205.4 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $219.1 million. This net change consisted primarily of a $388.1 million increase in inventory, a $32.3 million increase in accounts receivable, a $8.9 million increase in prepaid expense and other assets, a $221.5 million increase in net accounts payable and accrued liabilities, a $24.4 million decrease in taxes payable due to the timing of federal tax payments and a $15.0 million decrease in vendor deposits.

Cash Flows from Investing Activities

We used $6.9 million of cash in investing activities during the six months ended December 31, 2023. Our investing activities consisted primarily of $6.9 million of capital expenditures.

We used $13.5 million of cash in investing activities during the six months ended December 31, 2022. Our investing activities consisted primarily of $13.5 million of capital expenditures.

Cash Flows from Financing Activities

We used $156.6 million of cash in financing activities during the six months ended December 31, 2023. During the six months ended December 31, 2023, we repaid $83.8 million under the Company's credit Facilities and used $72.5 million related to dividends paid on our common stock.

We used $34.4 million of cash in financing activities during the six months ended December 31, 2022. During the six months ended December 31, 2022, we used $72.5 million related to dividends paid on our common stock and received $107.5 million (net) of funds under the Company’s credit Facilities.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, dividends, and capital expenditure needs for the next twelve months, as well as long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits, the availability of additional funds under the Facilities and overall economic conditions. The COVID-19 pandemic and resulting global disruptions and inflation have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks, refer to "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition" and "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue," for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the pandemic, global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2023.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of December 31, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of December 31, 2023, we had $1,045.0 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of December 31, 2023. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have obligations of $50.6 million as of December 31, 2023, related to transition tax. Payment of these obligations are expected to be $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $5.5 million as of December 31, 2023, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of December 31, 2023, we had $34.7 million of unrecognized tax benefits and an additional $4.3 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $97.6 million and $114.8 million as of December 31, 2023 and June 30, 2023, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2023, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $19.9 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $1.0 million for the three months ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2023, our balance outstanding under the Amended Credit Agreement for our Term Facilities and Revolving Facility (each as defined herein), was $671.9 million and $325.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of February 9, 2024, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

UBIQUITI INC.

Dated:	February 9, 2024	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 9, 2024	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)