Form 10-Q
period 2024-03-31
Ubiquiti Inc.
filed 2024-05-10
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 9, 2024, 60,461,405 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$102,487	$114,826
Investments — short-term	8	109
Accounts receivable, net of allowance for doubtful accounts of $232 and $92 at March 31, 2024 and June 30, 2023, respectively	187,564	167,787
Inventories	533,529	737,121
Vendor deposits	150,161	125,227
Prepaid expenses and other current assets	27,063	21,974
Total current assets	1,000,812	1,167,044
Property and equipment, net	82,205	86,845
Operating lease right-of-use assets, net	48,396	57,485
Deferred tax assets	23,021	23,701
Other long-term assets	69,350	71,324
Total assets	$1,223,784	$1,406,399
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$65,305	$154,157
Income taxes payable	9,197	19,309
Debt — short-term	36,508	36,508
Other current liabilities	142,518	141,845
Total current liabilities	253,528	351,819
Income taxes payable — long-term	56,527	74,880
Operating lease liabilities — long-term	37,494	46,052
Debt — long-term	839,005	1,041,381
Deferred tax liability — long-term	226	226
Other long-term liabilities	11,131	7,774
Total liabilities	1,197,911	1,522,132
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,461,405 and 60,441,896 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	60	60
Additional paid–in capital	8,985	4,721
Retained earnings (deficit)	16,828	(120,514)
Total stockholders’ equity (deficit)	25,873	(115,733)
Total liabilities and stockholders’ equity (deficit)	$1,223,784	$1,406,399
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues	$492,997	$457,773	$1,421,029	$1,449,427
Cost of revenues	318,897	269,297	885,407	892,023
Gross profit	174,100	188,476	535,622	557,404
Operating expenses:
Research and development	42,498	38,210	115,692	104,633
Sales, general and administrative	20,379	16,741	59,302	52,080
Total operating expenses	62,877	54,951	174,994	156,713
Income from operations	111,223	133,525	360,628	400,691
Interest expense and other, net	18,870	16,497	58,356	38,421
Income before income taxes	92,353	117,028	302,272	362,270
Provision for income taxes	16,063	18,451	56,116	58,306
Net income and comprehensive income	$76,290	$98,577	$246,156	$303,964
Net income per share of common stock:
Basic	$1.26	$1.63	$4.07	$5.03
Diluted	$1.26	$1.63	$4.07	$5.03
Weighted average shares used in computing net income per share of common stock:
Basic	60,461	60,441	60,452	60,432
Diluted	60,463	60,455	60,455	60,451
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three and Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$(115,733)
Net Income	—	—	—	87,750	87,750
Restricted stock units issued, net of tax withholdings	5,660	—	(313)	—	(313)
Share-based compensation expense	—	—	1,500	—	1,500
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,268)	(36,268)
Balance at September 30, 2023	60,447,556	$60	$5,908	$(69,032)	$(63,064)
Net Income	—	—	—	82,116	82,116
Restricted stock units issued, net of tax withholdings	731	—	(11)	—	(11)
Share-based compensation expense	—	—	1,506	—	1,506
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,269)	(36,269)
Balances at December 31, 2023	60,448,287	$60	$7,403	$(23,185)	$(15,722)
Net Income	—	—	—	76,290	76,290
Restricted stock units issued, net of tax withholdings	13,118	—	(82)	—	(82)
Share-based compensation expense	—	—	1,664	—	1,664
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,277)	(36,277)
Balances at March 31, 2024	60,461,405	$60	$8,985	$16,828	$25,873

	Three and Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	93,182	—	93,182
Other comprehensive (loss)	—	—		—	(49)	(49)
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	6,174	—	(544)	—	—	(544)
Share-based compensation expense	—	—	1,048	—	—	1,048
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,256)	—	(36,256)
Balance at September 30, 2022	60,428,811	$60	$1,177	$(326,186)	$(523)	$(325,472)
Net Income	—	—	—	112,205	—	112,205
Reclassification adjustment for loss on investments included in net income	—	—	—	—	523	523
Restricted stock units issued, net of tax withholdings	2,147	—	(50)	—	—	(50)
Share-based compensation expense	—	—	1,101	—	—	1,101
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,257)	—	(36,257)
Balances at December 31, 2022	60,430,958	$60	$2,228	$(250,238)	$—	$(247,950)
Net Income	—	—	—	98,577	—	98,577
Restricted stock units issued, net of tax withholdings	10,775	—	(83)	—	—	(83)
Share-based compensation expense	—	—	1,246	—	—	1,246
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,265)	—	(36,265)
Balances at March 31, 2023	60,441,733	$60	$3,391	$(187,926)	$—	$(184,475)

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$246,156	$303,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,711	12,164
Amortization of debt issuance costs	1,296	979
Non-cash lease expense	202	325
Provision for inventory obsolescence	21,668	8,142
Provision for loss on vendor deposits	16,732	(2,419)
Share-based compensation	4,671	3,394
Provisions for doubtful accounts	140	14
Deferred taxes	680	135
Provision for sales returns	(312)	62
Other, net	101	1,105
Changes in operating assets and liabilities:
Accounts receivable	(19,917)	(26,746)
Inventories	181,717	(489,463)
Vendor deposits	(41,666)	(5,045)
Prepaid expenses and other assets	(4,805)	(8,695)
Accounts payable	(87,671)	74,827
Income taxes payable	(28,464)	(28,742)
Deferred revenues	3,235	(2,561)
Accrued and other liabilities	1,641	(1,312)
Net cash provided by (used in) operating activities	310,115	(159,872)
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(10,109)	(15,650)
Net cash used in investing activities	(10,109)	(15,650)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	—	380,000
Repayment against credit facility- Revolver	(175,000)	(60,000)
Repayment against credit facility- Term	(28,125)	(18,750)
Payment of common stock cash dividends	(108,814)	(108,778)
Proceeds from exercise of stock options	—	23
Tax withholdings related to net share settlements of restricted stock units	(406)	(677)
Net cash (used in) provided by financing activities	(312,345)	191,818
Net (decrease) increase in cash and cash equivalents	(12,339)	16,296
Cash and cash equivalents at beginning of period	114,826	136,224
Cash and cash equivalents at end of period	$102,487	$152,520
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$92,480	$87,315
Interest paid	$59,589	$34,241
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$2,250	$5,814
Unpaid property and equipment and other long-term assets	$94	$1,097
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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2023, included in its Annual Report on Form 10-K, as filed with the SEC on August 25, 2023 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future periods.

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

As of March 31, 2024 and June 30, 2023, the Company’s customer deposits were $1.7 million and $1.2 million, respectively.

As of March 31, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $18.8 million and $11.1 million, respectively.

As of June 30, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $17.9 million and $7.8 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For the three and nine months ended March 31, 2024 we recognized revenues amounting to $3.7 million and $14.7 million respectively from the deferred revenue balance as of June 30, 2023. For the three and nine months ended March 31, 2023, we recognized revenues amounting to $4.0 million and $17.6 million respectively from the deferred revenue balance as of June 30, 2022.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income	$76,290	$98,577	$246,156	$303,964
Denominator:
Weighted-average shares used in computing basic earnings per share	60,461	60,441	60,452	60,432
Add—dilutive potential common shares:
Restricted stock units	2	14	3	19
Weighted-average shares used in computing diluted net income per share	60,463	60,455	60,455	60,451
Net income per share of common stock:
Basic	$1.26	$1.63	$4.07	$5.03
Diluted	$1.26	$1.63	$4.07	$5.03

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Finished goods	$450,230	$643,499
Raw materials	83,299	93,622
Total	$533,529	$737,121

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Testing equipment	$18,620	$18,265
Tooling equipment	24,450	22,687
Leasehold improvements	26,177	24,968
Computer and other equipment	10,475	10,860
Software	9,372	9,421
Furniture and fixtures	1,863	1,716
Corporate aircraft	65,807	65,807
Property and equipment, gross	156,764	153,724
Less: Accumulated depreciation and amortization	(74,559)	(66,879)
Property and equipment, net	$82,205	$86,845

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Hong Kong Tax deposit (1)	$60,189	$60,106
Intangible assets, net (2)	4,554	5,695
Other long-term assets, net	4,607	5,523
Total	$69,350	$71,324
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 12, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $7.1 million and $5.9 million as of March 31, 2024, and June 30, 2023, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Deferred revenue — short-term	$18,814	17,911
Accrued expenses	18,708	23,426
Lease liability— current	14,004	14,333
Warranty accrual	10,343	8,745
Accrued compensation and benefits	6,472	7,330
Customer deposits	1,656	1,211
Reserve for sales returns	4,480	4,999
Inventory received not billed	53,298	56,862
Other payables	14,743	7,028
Total	$142,518	$141,845

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Deferred revenue — long-term	$11,131	$7,774

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Beginning balance	$8,745	$6,394
Accruals for warranties issued during the period	9,463	8,344
Changes in liability for pre-existing warranties during the period	887	206
Settlements made during the period	(8,752)	(7,001)
Ending balance	$10,343	$7,943

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

The Company's unamortized balance of debt issuance costs are $2.0 million as of March 31, 2024, which are amortized as interest expense over the life of the Facilities.

The Company's debt consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Initial Term Loan Facility - short term	$25,000	$25,000
First Amendment Term Loan Facility - short-term	12,500	12,500
Debt issuance costs, net	(992)	(992)
Total Debt - short term	36,508	36,508
Initial Term Loan Facility - long term	400,000	418,750
First Amendment Term Loan Facility - long-term	225,000	234,375
Revolving Facility - long term	215,000	390,000
Debt issuance costs, net	(995)	(1,744)
Total Debt - long term	$839,005	$1,041,381

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

The Facilities

As of March 31, 2024, $425.0 million was outstanding on the Initial Term Loan Facility, $237.5 million was outstanding on the First Amendment Term Loan Facility, and $215.0 million was outstanding on the Revolving Facility, leaving $485.0 million available on the Revolving Facility.

Term Loan Facilities

During the nine months ended March 31, 2024, the Company made aggregate payments of $67.7 million under the Term Loan Facilities, of which $28.1 million was repayment of principal and $39.6 million was payment of interest.

Revolving Facility

Under the Amended Credit Agreement, during the nine months ended March 31, 2024, the Company made aggregate payments of $195.0 million under the Revolving Facility, of which $175 million was repayment of principal and $20.0 million was payment of interest.

The following table summarizes the Company’s estimated debt and interest payment obligations as of March 31, 2024, for the remainder of fiscal 2024 and future fiscal years (in thousands):

	2024 (remainder)	2025	2026	2027	2028	Thereafter	Total
Debt payment obligations	$9,375	$37,500	$830,625	$—	$—	$—	$877,500
Interest and other payments on debt payment obligations (1)	16,227	63,384	45,624	—	—	—	125,235
Total	$25,602	$100,884	$876,249	$—	$—	$—	$1,002,735
(1) Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2024. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of March 31, 2024, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and nine months ended March 31, 2024 and 2023 (in thousands):

	Financial Statement Classification	Three Months Ended March 31,		Nine Months Ended March 31,
		2024	2023	2024	2023
Operating lease costs:
Fixed lease costs	Operating expenses	$2,892	$2,761	$8,684	$8,287
Fixed lease costs	Cost of revenues	1,126	1,010	2,951	2,975
Variable lease costs	Operating expenses	229	234	555	388
Variable lease costs	Cost of revenues	44	149	511	305
Total lease costs		$4,291	$4,154	$12,701	$11,955

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and nine months ended March 31, 2024 and 2023, were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended March 31, 2024 and 2023, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.3 million and $3.8 million, respectively. For the nine months ended March 31, 2024 and 2023, cash paid for amounts associated with the Company's operating lease liabilities were approximately $12.9 million and $11.4 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2024:

Remainder of Fiscal 2024	$4,012
Fiscal 2025	14,605
Fiscal 2026	10,299
Fiscal 2027	6,213
Fiscal 2028	4,825
Thereafter	15,950
Total future fixed operating lease payments	$55,904

Less: Imputed interest	$4,406
Total operating lease liabilities	$51,498

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	3.2%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of March 31, 2024, we had $949.5 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of March 31, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $50.6 million as of March 31, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make payments of $22.5 million and $28.1 million in the first quarter of fiscal 2025 and 2026, respectively, in relation to this obligation. This obligation is included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

As of March 31, 2024, the Company has other obligations of $5.8 million which consisted primarily of commitments related to research and development projects.

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

NOTE 11—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Company’s Annual Report.

As of March 31, 2024, the Company had 4,880,028 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of revenues	$44	$24	$113	$47
Research and development	1,272	942	3,567	2,524
Sales, general and administrative	348	280	991	823
	1,664	1,246	$4,671	$3,394

Stock Options

There were no options exercised under the Company’s stock incentive plans during the three months ended March 31, 2024 and 2023.

During the nine months ended March 31, 2024 and 2023, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.0 million and $0.6 million, respectively, as determined as of the date of option exercise.

As of March 31, 2024, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three and nine months ended March 31, 2024, and 2023.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2023	62,948	$256.78
RSUs granted	60,309	$149.97
RSUs vested	(21,972)	$238.65
RSUs canceled	(1,408)	$293.51
Non-vested RSUs, March 31, 2024	99,877	$195.76

The intrinsic value of RSUs vested in the three months ended March 31, 2024 and 2023 was $1.9 million and $3.1 million, respectively.

The intrinsic value of RSUs vested in the nine months ended March 31, 2024 and 2023 was $3.3 million and $5.8 million, respectively.

The total intrinsic value of all outstanding RSUs was $11.6 million as of March 31, 2024.

As of March 31, 2024, there were unrecognized compensation costs related to RSUs of $14.3 million which the Company expects to recognize over a weighted average period of 3.5 years.

NOTE 12—INCOME TAXES

The Company recorded tax provisions of $16.1 million and $56.1 million for the three and nine months ended March 31, 2024 as compared to $18.5 million and $58.3 million for the three and nine months ended March 31, 2023. Our effective tax rate increased to 17.4% for the three months ended March 31, 2024 as compared to 15.8% for the three months ended March 31, 2023. Our effective tax rate increased from 16.1% for the nine months ended March 31, 2023 to 18.6% for the nine months ended March 31, 2024.

The change in effective tax rates for the three and nine months ended March 31, 2024, as compared to the same periods in the prior year, was primarily driven by a combination of changes in the mix of the income earned in various tax jurisdictions, a one-time release of a reserve for unrecognized tax benefit due to statute of limitation during the nine months ended March 31, 2023, as well as a one-time benefit for state income taxes recognized during the three and nine months ended March 31, 2024.

The Company’s estimated fiscal year 2024 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under the Global Intangible Low-Taxes Income ("GILTI") rules.

As of March 31, 2024, the Company had approximately $35.9 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of March 31, 2024, the Company had $5.0 million accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the Hong Kong Inland Revenue Department (“IRD”). All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company's foreign jurisdictions have been concluded through 2014, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2018 statutory tax years.

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

Between fiscal years 2018 and 2023, the Company made payments totaling a combined amount of $60.4 million as deposits with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2017 statutory tax years. On March 27, 2024, the Company received notification that the Hong Kong IRD is seeking an additional $0.8 million deposit covering the 2018 statutory tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $0.1 million covering the 2018 statutory tax year. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and we expect the $60.2 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
Enterprise technology	$414,345	84%	$373,573	82%	$1,185,932	83%	$1,217,279	84%
Service provider technology	78,652	16%	84,200	18%	235,097	17%	232,148	16%
Total revenues	$492,997	100%	$457,773	100%	$1,421,029	100%	$1,449,427	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
North America (1)	$242,511	49%	$230,741	50%	$693,154	49%	$683,907	47%
Europe, the Middle East and Africa (“EMEA”)	200,666	41%	173,262	38%	546,010	38%	568,502	39%
Asia Pacific	26,459	5%	26,880	6%	95,815	7%	116,158	8%
South America	23,361	5%	26,890	6%	86,050	6%	80,860	6%
Total revenues	$492,997	100%	$457,773	100%	$1,421,029	100%	$1,449,427	100%
 (1) Revenue for the United States was $226.2 million and $214.3 million for the three months ended March 31, 2024 and 2023, respectively. Revenue for the United States was $645.8 million and $634.0 million for the nine months ended March 31, 2024 and 2023, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with net revenues of 10% or greater of total revenues.

NOTE 14—SUBSEQUENT EVENTS

Dividends

On May 7, 2024, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on May 28, 2024 to shareholders of record at the close of business on May 20, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

Supply Constraints and Risks – We have experienced significant supply constraints since the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we have taken the right actions to mitigate these supply constraints, however, we recognize the associated risks.

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

•Service Provider Technology includes our airMAX, UISP, EdgeMAX, UFiber, Wave, GPON and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE.

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through direct sales through our webstores. Sales to distributors accounted for 63% of our revenues during the nine months ended March 31, 2024. Direct sales accounted for 37% of our revenue during the nine months ended March 31, 2024.

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

Results of Operations

Comparison of Three and Nine Months Ended March 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$492,997	100%	$457,773	100%	$1,421,029	100%	$1,449,427	100%
Cost of revenues (1)	318,897	65%	269,297	59%	885,407	62%	892,023	62%
Gross profit	174,100	35%	188,476	41%	535,622	38%	557,404	39%
Operating expenses:
Research and development (1)	42,498	9%	38,210	8%	115,692	8%	104,633	7%
Sales, general and administrative (1)	20,379	4%	16,741	4%	59,302	4%	52,080	3%
Total operating expenses	62,877	13%	54,951	12%	174,994	12%	156,713	10%
Income from operations	111,223	22%	133,525	29%	360,628	26%	400,691	28%
Interest expense and other, net	18,870	4%	16,497	3%	58,356	4%	38,421	3%
Income before income taxes	92,353	18%	117,028	26%	302,272	22%	362,270	25%
Provisions for income taxes	16,063	3%	18,451	4%	56,116	4%	58,306	4%
Net income	$76,290	15%	$98,577	22%	$246,156	18%	$303,964	21%
(1) Includes share-based compensation as follows:
Cost of revenues	44		24		113		47
Research and development	1,272		942		3,567		2,524
Sales, general and administrative	348		280		991		823
Total share-based compensation	$1,664		$1,246		$4,671		$3,394
Revenues

Total revenues increased $35.2 million, or 8%, from $457.8 million in the three months ended March 31, 2023 to $493.0 million in the three months ended March 31, 2024.

Total revenues decreased $28.4 million, or 2%, from $1,449.4 million in the nine months ended March 31, 2023 to $1,421.0 million in the nine months ended March 31, 2024.

The increase in revenues for the three months ended March 31, 2024 as compared to the same period in the prior year was primarily driven by an increase in revenue from our Enterprise Technology platform, offset in part by a decrease in revenue from our Service Provider Technology platform. The decline in revenue for the nine months ended March 31, 2024 as compared to the same period in the prior year was primarily driven by a decrease in revenue from our Enterprise Technology platform, partially offset by an increase in revenue from our Service Provider Technology platform.

Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
Enterprise technology	$414,345	84%	$373,573	82%	$1,185,932	83%	$1,217,279	84%
Service provider technology	78,652	16%	84,200	18%	235,097	17%	232,148	16%
Total revenues	$492,997	100%	$457,773	100%	$1,421,029	100%	$1,449,427	100%

Enterprise Technology revenue increased $40.8 million, or 11%, from $373.6 million in the three months ended March 31, 2023 to

$414.3 million in the three months ended March 31, 2024. Enterprise Technology revenue decreased $31.3 million, or 3%, from $1,217.3 million in the nine months ended March 31, 2023 to $1,185.9 million in the nine months ended March 31, 2024.

The increase in Enterprise Technology revenue during the three months ended March 31, 2024, as compared to the same period in the prior year, was primarily due to an increase in revenue from our Enterprise Technology platform across all regions. The decrease in Enterprise Technology revenue during the nine months ended March 31, 2024 as compared to the same period in the prior year, was primarily due to decline in revenue in the EMEA and Asia Pacific regions.

Service Provider Technology revenue decreased $5.5 million, or 7%, from $84.2 million in the three months ended March 31, 2023 to $78.7 million in the three months ended March 31, 2024. Service Provider Technology revenue increased $2.9 million, or 1%, from $232.1 million in the nine months ended March 31, 2023 to $235.1 million in the nine months ended March 31, 2024.

The decrease in Service Provider Technology in the three months ended March 31, 2024 as compared to the same period in the prior year was primarily due to decline in revenues in all regions except North America. The increase in Service Provider Technology revenue during the nine months ended March 31, 2024 as compared to the same period in the prior year, was primarily due to increased revenue in the EMEA and North America regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$242,511	49%	$230,741	50%	$693,154	49%	$683,907	47%
Europe, the Middle East and Africa (“EMEA”)	200,666	41%	173,262	38%	546,010	38%	568,502	39%
Asia Pacific	26,459	5%	26,880	6%	95,815	7%	116,158	8%
South America	23,361	5%	26,890	6%	86,050	6%	80,860	6%
Total revenues	$492,997	100%	$457,773	100%	$1,421,029	100%	$1,449,427	100%
(1) Revenue for the United States was $226.2 million and $214.3 million for the three months ended March 31, 2024 and 2023, respectively. Revenue for the United States was $645.8 million and $634.0 million for the nine months ended March 31, 2024 and 2023, respectively.

North America

Revenues in North America increased $11.8 million, or 5%, from $230.7 million in the three months ended March 31, 2023 to $242.5 million in the three months ended March 31, 2024 and increased $9.2 million, or 1%, from $683.9 million in the nine months ended March 31, 2023 to $693.2 million in the nine months ended March 31, 2024.

The increase in North America revenues during the three and nine months ended March 31, 2024 as compared to the same periods in the prior year, was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased $27.4 million, or 16%, from $173.3 million in the three months ended March 31, 2023 to $200.7 million in the three months ended March 31, 2024 and decreased $22.5 million, or 4%, from $568.5 million in the nine months ended March 31, 2023 to $546.0 million in the nine months ended March 31, 2024.

The increase in EMEA revenues during the three months ended March 31, 2024 as compared to the same period in the prior year, was primarily due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products. The decrease in EMEA revenues during the nine months ended March 31, 2024 as compared to the same period in the prior year, was primarily due to decreased revenue from our Enterprise Technology products offset in part by an increase in revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region decreased $0.4 million, or 2%, from $26.9 million in the three months ended March 31, 2023 to $26.5 million in the three months ended March 31, 2024 and decreased $20.3 million, or 18%, from $116.2 million in the nine months ended March 31, 2023 to $95.8 million in the nine months ended March 31, 2024.

The decrease in Asia Pacific revenues during the three months ended March 31, 2024 as compared to the same period in the prior year was primarily due to decreased revenue from our Service Provider Technology products, offset in part by increased revenue from our Enterprise Technology products. The decrease in Asia Pacific revenues during the nine months ended March 31, 2024 as compared to the same period in the prior year was due to a decrease in revenue from both our Enterprise Technology products and our Service Provider Technology products.

South America

Revenues in South America decreased $3.5 million, or 13%, from $26.9 million in the three months ended March 31, 2023 to $23.4 million in the three months ended March 31, 2024 and increased $5.2 million, or 6%, from $80.9 million in the nine months ended March 31, 2023 to $86.1 million in the nine months ended March 31, 2024.

The decrease in South America revenues during the three months ended March 31, 2024 as compared to the same period in the prior year was due to decreased revenue from our Service Provider Technology products, partially offset by an increase in revenue from our Enterprise Technology products. The increase in South America revenues during the nine months ended March 31, 2024 as compared to the same period in the prior year was due to increased revenue from our Enterprise Technology products, partially offset by a decrease in revenue from our Service Provider Technology products.

Gross Profit

Gross profit margin decreased to 35.3% in the three months ended March 31, 2024, compared to 41.2% in the three months ended March 31, 2023 and decreased to 37.7% in the nine months ended March 31, 2024, compared to 38.5% in the nine months ended March 31, 2023. The decrease in gross profit margin for the three months ended March 31, 2024, as compared to the comparable prior year period was driven by incremental excess and obsolete inventory charges, unfavorable product mix and higher shipping costs, offset in part by lower tariffs. The decrease in gross profit margin for the nine months ended March 31, 2024, as compared to the comparable prior year period was driven by incremental excess and obsolete inventory charges and unfavorable product mix, partially offset by lower shipping costs and lower tariffs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $4.3 million, or 11%, from $38.2 million in the three months ended March 31, 2023 to $42.5 million in the three months ended March 31, 2024. As a percentage of revenues, R&D expenses increased from 8% for the three months ended March 31, 2023 to 9% for the three months ended March 31, 2024.

R&D expenses increased by $11.1 million, or 11%, from $104.6 million in the nine months ended March 31, 2023 to $115.7 million in the nine months ended March 31, 2024. As a percentage of revenues, R&D expenses increased from 7% for the nine months ended March 31, 2023 to 8% for the nine months ended March 31, 2024

The increase in R&D expenses during the three and nine months ended March 31, 2024 as compared to the comparable prior year periods was primarily driven by higher employee-related expenses and prototype-related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $3.6 million, or 22%, from $16.7 million in the three months ended March 31, 2023 to $20.4 million in the three months ended March 31, 2024. As a percentage of revenues, SG&A expenses remained flat at 4% for the three months ended March 31, 2023 compared to the three months ended March 31, 2024.

SG&A expenses increased $7.2 million, or 14%, from $52.1 million in the nine months ended March 31, 2023 to $59.3 million in the nine months ended March 31, 2024. As a percentage of revenues, SG&A expenses increased from 3% for the nine months ended March 31, 2023 to 4% for the nine months ended March 31, 2024.

The increase in SG&A costs for the three months ended March 31, 2024 as compared to the comparable prior year period was primarily due to higher fees associated with webstore credit card processing, higher travel expenses, professional fees, higher employee-related expenses, and marketing expenses. The increase in SG&A for the nine months ended March 31, 2024 as compared to the comparable prior year period was primarily due to higher marketing expenses, higher employee-related expenses, professional fees, and higher fees associated with webstore credit card processing.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses increased $2.4 million, or 14% from $16.5 million in the three months ended March 31, 2023 to $18.9 million in the three months ended March 31, 2024. As a percentage of revenue, I&O increased from 3% for the three months ended March 31, 2023 to 4% for the three months ended March 31, 2024.

I&O expenses increased $20 million, or 52%, from $38.4 million in the nine months ended March 31, 2023 to $58.4 million in the nine months ended March 31, 2024. As a percentage of revenues, I&O expenses increased from 3% for the nine months ended March 31, 2023 to 4% for the nine months ended March 31, 2024.

The increase in I&O expenses during the three and nine months ended March 31, 2024 as compared to the comparable prior year periods was primarily due to higher interest expense driven by increased interest rates.

Provision for Income Taxes

Our provision for income taxes decreased $2.4 million, or 13%, from $18.5 million for the three months ended March 31, 2023 to $16.1 million for the three months ended March 31, 2024. Our effective tax rate increased to 17.4% for the three months ended March 31, 2024 as compared to 15.8% for the three months ended March 31, 2023.

Our provision for income taxes decreased $2.2 million, or 4%, from $58.3 million in the nine months ended March 31, 2023 to $56.1 million in the nine months ended March 31, 2024. Our effective tax rate increased from 16.1% for the nine months ended March 31, 2023 to 18.6% for the nine months ended March 31, 2024.

The change in effective tax rates for the three and nine months ended March 31, 2024, as compared to the same periods in the prior year, was primarily driven by a combination of changes in the mix of income earned in various tax jurisdictions as well as varying one time discrete benefits during the three and nine months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $102.5 million and $114.8 million as of March 31, 2024 and June 30, 2023, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$310,115	$(159,872)
Net cash used in investing activities	(10,109)	(15,650)
Net cash (used in) provided by financing activities	(312,345)	191,818
Net (decrease) increase in cash and cash equivalents	$(12,339)	$16,296

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2024 consisted primarily of net income of $246.2 million, a $181.7 million decrease in inventory, non-cash adjustments of $59.9 million partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $177.7 million. This net change in operating assets and liabilities consisted primarily of a $86.0 million decrease in net accounts payable and accrued liabilities, a $28.5 million decrease in taxes payable, and a $41.7 million increase in vendor deposits.

Net cash used in operating activities during the nine months ended March 31, 2023 consisted primarily of net income of $304.0 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $487.7 million. This net change consisted primarily of a $489.5 million increase in inventory, a $26.7 million increase in accounts receivable, a $8.7 million increase in prepaid expense and other assets, a $73.5 million increase in net accounts payable and accrued liabilities, a $28.7 million decrease in taxes payable due to the timing of federal tax payments and a $5.0 million increase in vendor deposits.

Cash Flows from Investing Activities

We used $10.1 million of cash in investing activities during the nine months ended March 31, 2024. Our investing activities consisted primarily of $10.1 million of capital expenditures.

We used $15.7 million of cash in investing activities during the nine months ended March 31, 2023. Our investing activities consisted primarily of $15.7 million of capital expenditures.

Cash Flows from Financing Activities

We used $312.3 million of cash in financing activities during the nine months ended March 31, 2024. During the nine months ended March 31, 2024, we repaid $203.1 million under the Company's credit Facilities and used $108.8 million related to dividends paid on our common stock.

We received $191.8 million of cash from financing activities during the nine months ended March 31, 2023. During the nine months ended March 31, 2023, we received $301.3 million (net) of funds under the Company’s credit Facilities and used $108.8 million related to dividends paid on our common stock.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2024.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of March 31, 2024.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of March 31, 2024, we had $949.5 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of March 31, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $50.6 million as of March 31, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make payments of $22.5 million and $28.1 million in the first quarter of fiscal 2025 and 2026, respectively, in relation to this obligation. This obligation is included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $5.8 million as of March 31, 2024, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of March 31, 2024, we had $35.9 million of unrecognized tax benefits and an additional $5.0 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $102.5 million and $114.8 million as of March 31, 2024 and June 30, 2023, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of March 31, 2024, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $17.6 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately 0.2 thousand for the three months ended March 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2024, our balance outstanding under the Amended Credit Agreement for our Term Facilities and Revolving Facility (each as defined herein), was $662.5 million and $215.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of May 10, 2024, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Additionally, California enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. The CCPA was significantly expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) became effective. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, states such as Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Virginia, and Utah have enacted their own data privacy laws. Given the recent implementation of these regulations, we cannot yet predict the impact of these regulations on our business or operations.

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

UBIQUITI INC.

Dated:	May 10, 2024	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 10, 2024	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)