Form 10-K
period 2024-06-30
Ubiquiti Inc.
filed 2024-08-23
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $583,781,006 based upon the closing price of $139.56 of such common stock on the New York Stock Exchange on December 29, 2023 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2023 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 22, 2024, 60,469,583 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I

Note About Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, the Facilities (as defined herein), future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board ,the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of the global shortage of components and pricing inflation associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Annual Report on Form 10-K, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Inc. and its subsidiaries as a whole. Ubiquiti refers to the fiscal years ended June 30, 2024, 2023 and 2022 as fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 13 to our Consolidated Financial Statements. Our revenues were $1.9 billion, $1.9 billion and $1.7 billion in the fiscal years ended June 30, 2024, 2023 and 2022, respectively. We reported net income of $350.0 million, $407.6 million and $378.7 million in the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Refer to our Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K for more financial information.

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

Key Technology Platforms

Our current Enterprise Provider solutions include:

•UniFi Cloud Gateway - UniFi Cloud Gateway is an Enterprise class internet and security gateway device that provides reliable routing, advanced cybersecurity and powerful site management.
•UniFi WiFi - An enterprise WiFi system that combines state-of-the-art hardware with intuitive software management for configuration of access points at scale.
•UniFi Protect - our UniFi Protect platform is a video surveillance platform with private local storage, secure remote access and cameras designed for every deployment.
•UniFi Switch - UniFi Switch is a versatile switching platform that delivers high-capacity performance, and power over ethernet to scale enterprise networks.
•UniFi Access - UniFi Access is a state-of-the art door access solution that is easily expandable with touchscreen readers, live video, and mobile application credential support.
•UniFi Talk - UniFi Talk is a plug-and-play business phone system and VoIP subscription service designed to elevate productivity in organizations.

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
•Wave - Products built on the proprietary Wave Technology platform are engineered to maximize speed/performance across long distances using the worldwide, unlicensed 60GHz band.

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

As of June 30, 2024, our research and development team consisted of 1,134 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Sweden, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $159.8 million, $145.2 million and $137.7 million for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase. For a further discussion of the uncertainties and business risks associated with our international workforce and operations, refer to risk factors under “Part I - Item 1A. Risk Factors - Risks Related to Our International Operations.”

Manufacturing and Suppliers

We use contract manufacturers, primarily located in Vietnam and China, to manufacture our products. Over the long term, our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. If necessary, we expect that it would take approximately three to six months to transition manufacturing, quality assurance and shipping services to new providers. For a further discussion of the uncertainties and risks associated with our contract manufacturers, see “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - We rely on a limited number of contract manufacturers to produce our products. Shortages of components or manufacturing capacity could increase our costs or delay our ability to fulfill future orders and could have a material adverse impact on our business and results of operations.”

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

We have experienced in the past, particularly from 2020 to 2023, and may experience in the future, periodic volatility in the supply of components used to manufacture our products. This has resulted in supply constraints and corresponding increases in component delivery lead times and costs to obtain components, and resulted in delays in product production.

We do not stockpile sufficient components, to cover the time it would take to re-engineer our products to replace the components used to manufacture our products and we generally do not have any guaranteed supply arrangements with our suppliers for these components (including the chipsets). While we have attempted to mitigate supply shortages through our contract manufacturers and exploring open-market avenues to procure the necessary components, there is no assurance that we will be able to obtain sufficient supply of such components on suitable terms, including the pricing terms. If we need to seek a suitable second source for these components for our products, there can be no assurance that we would be able to successfully source our chipsets on suitable terms, if at all. In any event, our use of chipsets from multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets. We believe any shortage or delay in the supply of these components would harm our ability to continue to manufacture and supply our products, which would adversely affect our product offerings and revenues. For a further discussion of the uncertainties and business risks associated with the shortages of components, see “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, it could disrupt our business or have a material adverse effect on our results of operations and financial condition.”

We have experienced significant supply constraints caused, in part, by the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we have taken the right actions to mitigate these supply constraints; however, we recognize the associated risks. For a further discussion of the uncertainties and business risks associated with the supply constraints, refer to “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition.”

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

Sales and Distribution

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2024, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 75 countries. In fiscal 2024, 2023, and 2022, there were no customers that represented 10% or more of our revenue. Refer to Note 13 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.

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

Backlog

Our sales are primarily made through standard sale orders for delivery of products. Our inability to procure sufficient product due to COVID-19 and the worldwide chip shortage had led to a significant increase in our backlog of unfulfilled orders in fiscal 2022. However, with the abatement of supply constraints, we were able to reduce our backlog of unfulfilled orders in 2023 and 2024. However, we do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, MikroTîkls, Airspan and Trango. In the CPE market, our competitors include Cambium Networks, MikroTîkls, Ruckus Wireless (CommScope), TP-Link Technologies and Tarana Wireless. In the antenna market, we primarily compete with PCTEL, ARC, ITELITE and Radio Waves. In the enterprise WLAN market, we primarily compete with Aerohive Networks, Aruba Networks (HPE), Cisco Meraki and Cisco and Ruckus Wireless (CommScope). In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Hanwha Vision and Vivotek. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.

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

Human Capital Management

Employee Overview

Our employees are at the center of everything we do at Ubiquiti and are the driving force for our innovation and success. Ubiquiti seeks to provide a safe, inclusive and positive employee experience for all its employees. It is our policy to make employment decisions and opportunities based on merit, qualifications, potential and competency. As of June 30, 2024, we employed and or contracted with 1,515 full time equivalent employees, of which 1,134 were in research and development, 264 in operations, and 117 in sales, general and administrative. Our workforce is diversified across multiple locations with 64%, 23% and 13% located in (i) Asia Pacific, (ii) Europe, the Middle East, and Africa (“EMEA”) and (iii) the Americas, respectively. The Company believes that its entrepreneurial, decentralized, and diversified work environment has contributed to its success. We seek to maintain a culture of accountability and performance that enables us to deliver highly-advanced and easily deployable solutions that appeal to a global market.

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

Our executive office is located at 685 Third Avenue, 27th Floor, New York, New York 10017. Our website address is www.ui.com. From time to time, we may use our website and its subdomains as a channel of distribution of material information. The information on, or that can be assessed through, any websites cited herein are not part of this Annual Report on Form 10-K. Further, the Company's references to any URLs for any websites cited herein are intended to be inactive textual references only.

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
•our reliance on a limited number of suppliers and our inability to predict shortages in components or other supply disruptions as a result of, including, without limitation, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan, or our failure to identify or qualify alternative suppliers;
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
•our inability to anticipate consumer preferences and develop desirable products and solutions, or to execute our strategy for our products or develop our sales channels;
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
•our use of artificial intelligence technologies which may present business, compliance, and reputational risks:
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
•volatility in the price of our common stock due to volatility in our results of operations or our failure to pay cash dividends or to repurchase shares of our common stock;

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
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and consumers, primarily through our network of distributors and resellers. We do not employ a traditional direct sales force. Sales to our distributors have accounted for the majority of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may build excess inventory, increase vendor deposits and we may not be able to decrease our expenses in time to offset any shortfall in revenues and we may be required to record write-downs for excess or obsolete inventory, which could harm our ability to achieve or sustain expected results of operations. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which may impair our distributor relationships, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations.

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

In addition, the lead times that we face for the procurement of components and subsequent manufacturing of our products are usually much longer than the lead time from our customers’ orders to the expected delivery date. This increases the risk that we may manufacture too many or not enough products in any given period. This risk may be further exacerbated by supply chain constraints on the global supply of components that we use to manufacture our products, as well as longer shipping lead times and delays.

The markets we serve can be especially volatile, and weakness in orders could harm our future results of operations.
Weakness in orders, directly or indirectly, from the markets we serve, including as a result of any slowdown in capital expenditures by the markets we serve (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, results of operations, liquidity and financial condition. Such slowdowns may continue or recur in future periods. Orders from the markets we serve could decline for many reasons other than the competitiveness of our products and services within their respective markets. These conditions have harmed our business and results of operations in the past, and some of these or other conditions in the markets we serve could affect our business and results of operations, liquidity or financial condition in any future period of such slowdowns.

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

The development of our products is complex and costly, and we typically have several products in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, lower than expected yields on new or enhanced products and delays in completing the development and introduction of new products and enhancements to existing products, including the maintenance of compatibility between older and newer versions of our products. In addition, new products may have lower selling prices or higher costs than existing products and may be more prone to technical problems, which could negatively impact our results of operations. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff, to successfully innovate, and to adapt to technological changes and advances in the industry. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new products or enhancements to existing products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and our users may switch to competing products.

The markets in which we compete are highly competitive.
The networking, enterprise WLAN, routing, switching, video surveillance, door access, VoIP, wireless backhaul, machine-to-machine communications and consumer markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

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
Our products may contain defects and bugs when they are introduced, or as new versions are released. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or have reliability, quality or compatibility problems, we may not be able to correct these problems promptly or successfully. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs, and other costs relating to regulatory proceedings, product recalls and litigation, which could harm our reputation and results of operations. Undetected defects or bugs may lead to negative online Internet reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Moreover, we may offer stock rotation rights to our distributors. If we experience greater returns from retailers or end customers, or greater warranty claims, in excess of our reserves, our business, revenue and results of operations could be harmed.

Security vulnerabilities in our or our service providers' products, services and systems, in our distribution channel, or supply chain could lead to reduced revenues and claims against us.
The quality and performance of some of our products and services may depend upon their ability to withstand cyber-attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Because we use our products in our own operations, any security vulnerabilities in our products could be disruptive to our business and harm our reputation. Some of our products and services also involve the storage and transmission of users’ and customers’ proprietary information which may be the target of cyber-attacks. Hardware and software that we produce or procure from third parties also may contain defects in manufacture or design, including bugs and other problems, which could compromise their ability to withstand cyber-attacks. In addition, customers not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

Additionally, our sales to end customers through our webstores have increased, which may expose us to liabilities associated with the online collection of customer data, including credit card information, and the costs we may incur to mitigate such risks. Our sales to end customers through our webstores require the transmission of confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we and our service providers have security measures related to our systems and the privacy of our end customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information and/or disrupt our operations. Any security breach could also expose us and our service providers to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations. In addition, state and federal laws and regulations are increasingly enacted to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business and if we or our service providers fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations. For additional information regarding the impact of privacy regulations applicable to our business, see “—Risks Related to Regulatory, Legal and Tax Matters — Our failure to comply with U.S. and foreign laws related to privacy, data security, cybersecurity and data protection, such as the E.U. Data Protection Directive and China Cybersecurity Law, could adversely affect our financial condition, results of operations, and our brand.”

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

For example, in January 2021, we became aware that certain of our information technology systems hosted by a third-party cloud provider were improperly accessed and certain of our source code and the credentials used to access the information technology systems themselves had been compromised. We received a threat to publicly release these materials unless we made a payment, which we did not do and the party responsible was ultimately prosecuted. As a result, it is possible that the source code and other information could be publicly disclosed or made available to our competitors. Due to the nature of the source code and the other information that we believe was improperly accessed, we at this time do not believe that any public disclosure will have a material adverse effect on our business or operations, but it is impossible to gauge the precise impact of any such disclosure. We have taken, and will continue to take, steps to remediate access controls to our information technology systems.

The costs to us to eliminate or alleviate security vulnerabilities in our products, services and system can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company. The risk that these types of events could seriously harm our business is likely to increase as we expand the products and services that we offer.

We may be unable to anticipate or fail to adequately mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities against us.
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities and artificial intelligence, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, the increasing use of our webstores by customers, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. As of March 2021, the Company has recovered $18.6 million. No additional recoveries have been made since March 31, 2021. Any additional recoveries are likely remote and therefore cannot be assured.

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
We retain contract manufacturers, located primarily in Vietnam and China, to manufacture our products. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, results of operations and financial condition. Our reliance on contract manufacturers for manufacturing our products can present significant risks to us because, among other things, we do not have direct control over their activities. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.

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

Additionally, from time to time, unexpected events, such as health crises or pandemics, have had, and may have in the future, adverse effects on the ability of our contract manufacturers to fulfill their obligations to us due to, among other things, work stoppages or slowdowns due to facility closures or other social distancing mitigation efforts, and the inability of our contract manufacturers to procure adequate supplies of the components to manufacture our products. A shortage of adequate component supply or manufacturing capacity could increase our costs by requiring us to use alternative contract manufacturers or component suppliers, which may not be available to us on acceptable terms, if at all. Moreover, our use of chipsets from different or multiple sources may require us to significantly modify our designs and manufacturing processes to accommodate these different chipsets, which would also increase our manufacturing costs and could delay our ability to manufacture products and result in decreased sales of our products. These increases in manufacturing costs or delays in manufacturing could have a material adverse impact on our business and results of operations. For additional discussion of the risks associated with supply chain issues or supplies of components, see the risk factor below captioned “We rely upon a limited number of suppliers. If these sources fail to satisfy our supply requirements or we are unable to manage our supply requirements through other sources, it could disrupt our business or have a material adverse effect on our results of operations and financial condition.”

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
We use components that are subject to price fluctuations, shortages or interruptions of supply. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components could delay or disrupt the supply of our products and affect our business, results of operations and financial condition. In 2020 and through most of 2023, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which impacted our ability and costs to manufacture our products. These supply shortages have resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture our products. If there are shortages of chipsets or other components used to manufacture our products, while we expect to work closely with our suppliers and contract manufacturers to minimize the potential adverse impacts of such supply shortage, there are many companies seeking to purchase the same components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts. There is also no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.

We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions, including, without limitation, due to increasing demand for electronics and reductions in supply as a result of unforeseen events such as health crises or pandemics, geopolitical conditions (including China-Taiwan relations) or commercial disputes with the suppliers, may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions and reduce our gross margin and profitability if we are unable to pass these price increases through to our customers. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm and Broadcom, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in Vietnam and China. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters (including as a result of climate change), military conflicts or geopolitical tensions in these geographic areas are significant. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storm, sea-level rise, changing precipitation and flooding. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems have caused and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may cause in the future disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, when our suppliers’ ability to manufacture or provide key components or services is impacted by supply chain disruptions, we have incurred, and may incur in the future, additional costs to expedite deliveries of components and services. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems may impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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

We have been investing and expect to continue to invest in growth areas in our enterprise and service provider technologies, and if the return on these investments is lower or develops more slowly than we expect, our results of operations may be harmed.
We have and we may continue to invest and dedicate resources into new growth areas, such as expansion in our enterprise and service provider technologies and subscription services. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our results of operations may be adversely affected. Additionally, as we invest and dedicate resources into new growth areas, there is no assurance that we may succeed at maintaining our competitive position in existing enterprise and service provider technologies.

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

In connection with introduction of new products, we may spend significant amount on advertising and other marketing campaigns, such as television, print advertising, social media and others, as well as increased promotional activities, to build brand awareness and acquire new users. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend, accurately predict customer acquisition, or fully understand or estimate the conditions and behaviors that drive customer behavior.

Our strategy for our products depends upon effectively maintaining and further developing our sales channels, including developing and supporting our retail sales channel and distributors.
We depend upon effective sales channels to reach the customers who are the ultimate purchasers of our products. We sell our products through a mix of retail channels, including our webstores, distributors, e-commerce, big box, mid-market and specialty retailers.

With some of our products, we depend on third party retailers to provide adequate and attractive placement for our products in their stores, both physical and online. We further depend on these retailers to employ, educate and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products in their stores or locate them in less than premium positioning, choose not to carry some or all of our products or promote competitors’ products over ours, or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Similarly, our business could be adversely affected if any of our distributors and other retail partners were to experience financial difficulties, or change the focus of their businesses in a way that de-emphasized the sale of our products.

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

If we are unable to anticipate customer preferences and successfully develop desirable products and solutions, we might not be able to maintain or increase revenue and profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing customer demands in a timely manner. All of our products are subject to changing preferences that cannot be predicted with certainty and lead times for our products may make it more difficult for us to respond rapidly to new or changing product or consumer preferences. If we are unable to introduce appealing new consumer products or novel technologies in a timely manner, or our new products or technologies are not accepted or adopted by customers, our competitors may increase their market share, which could hurt our competitive position. It is also possible that competitors could introduce new products and services that negatively impact customer preference in the type of products that we supply, which could result in decreased sales of our product and a loss in market share. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business, results of operations, liquidity and financial condition may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.

Risks Related to Our International Operations

Our business is susceptible to risks associated with operations outside of the United States.
We have operations in China, the Czech Republic, Lithuania, Poland, Latvia, Ukraine, India, Taiwan, Vietnam and elsewhere, with our operations in Taiwan and Vietnam, in particular, increasingly important to our overall business. We also sell to distributors in numerous countries throughout the world. Our operations outside of the United States subject us to risks that we generally do not face in the United States. These include:

•the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance, including the increased burden of complying with anti-bribery regulations, such as the Foreign Corrupt Practices Act (“FCPA”) of the United States, and the risk associated with non-compliance with such laws;
•fluctuations in currency exchange rates;
•impact of inflation on local economies;
•import and export license requirements, tariffs, economic sanctions, contractual limitations and other trade barriers;
•increasing labor costs, especially in Vietnam and China;
•difficulties in managing the geographically remote personnel;
•the complexities of foreign tax systems and changes in their tax rates and rules;
•stringent consumer protection and product compliance regulations that are costly to comply with and may vary from country to country;
•limited protection and enforcement regimes for intellectual property rights in some countries;
•business disruptions created by health crises, pandemics and outbreaks of communicable diseases, especially in China, such as the outbreak of COVID-19;
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

Our third-party logistics and warehousing providers in Vietnam and China and elsewhere may fail to safeguard and accurately manage and report our inventory.
We use third-party logistics and warehousing providers located in Vietnam, China and other countries to fulfill a portion of our worldwide sales. We also rely on our third-party logistics and warehousing providers to safeguard and manage and report on the status of our products at their warehouse and in transit. These service providers may fail to safeguard our products, fail to accurately segregate and report our inventory, or fail to manage and track the delivery of our products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Since these activities are currently conducted in Vietnam, Taiwan and China and could be expanded to other foreign countries, some of these risks may be more significant due to the less predictable legal and political environment. Additionally, changes in the local political, social and economic environment could adversely affect our ability and plans to develop our own manufacturing capacity.

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
Our contract manufacturers operate primarily in Vietnam and China, where the prosecution of intellectual property infringement and trade secret theft is more difficult than in the United States. In the past, our contract manufacturers, their affiliates, their other customers or their suppliers have attempted to participate in efforts to misappropriate our intellectual property and trade secrets to manufacture our products for themselves or others without our knowledge. Even if the agreements with our contract manufacturers, and applicable laws, prohibit them from misusing our intellectual property and trade secrets, we may be unsuccessful in monitoring and enforcing our intellectual property rights against them. We have in the past, and may continue to discover, counterfeit goods being sold as our products or as other brands.

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
We have in the past and continue to discover counterfeit versions of our products. Although we have taken steps to combat counterfeiting, it is difficult or impossible to detect or prevent all instances of counterfeiting. Particularly if the quality of counterfeit products is poor, damage could be done to our brand. Counterfeit sales, to the extent they replace otherwise legitimate sales, could also adversely affect our operating results. Combating counterfeiting is difficult and expensive, and may not be successful, especially in countries that have a relatively weak legal regime for the protection of intellectual property.

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

We are incorporating artificial intelligence technologies into our products, services and processes. These technologies may present business, compliance, and reputational risks.
Recent technological advances in artificial intelligence (AI) and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction of these technologies, particularly generative AI, into internal processes, new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against.

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
We receive a substantial majority of our revenues from the sale of outdoor wireless networking equipment and enterprise WLAN. As we expand into other products and services, such as video surveillance equipment, voice communication equipment, security access equipment, wireless backhaul, consumer electronics, and Software-as-a-Services, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins that we expect, our results of operations may be harmed and we may not recover our product development and marketing expenditures.

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
As of June 30, 2024, our balance outstanding under the Amended Credit Agreement for our Term Facilities and Revolving Facility (each as defined herein), was $533.1 million and $175.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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
We may make acquisitions to improve or expand our product offerings. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. These transactions involve numerous risks, including:

•difficulties or delays in integrating and managing the operations, systems, technologies, personnel and products of the companies we acquire, particularly in light of our lean organizational structure;
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

As of August 23, 2024, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

Not paying cash dividends to our stockholders, or repurchasing shares of our common stock could cause the market price for our common stock to decline.
Our payment of cash dividends is subject to, among other things, declaration by the Board of Directors of the Company, our financial position and results of operations, available cash and cash flow, capital requirements, our obligations, contingent liabilities, applicable corporate legal requirements, and other factors. If the Company fails to meet expectations related to dividends, its stock price may decline, which could have a material adverse impact on investor confidence and employee retention. These and other factors may also affect our ability to repurchase shares of our common stock. Failure to pay cash dividends could cause the market price of our common stock to decline. Failure to repurchase shares of our common stock could also result in a lower market price of our common stock.

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
•failure of our suppliers to provide components;
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

In addition, our business may be subject to seasonality, although our recent growth rates and timing of product introductions may have historically masked our seasonal changes in demand. For example, our products may be subject to general seasonal spending trends associated with holidays.

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

Additionally, California enacted the California Consumer Privacy Act, as amended (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. The CCPA was significantly expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) became effective. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, states such as Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Virginia, and Utah have enacted their own data privacy laws. Given the recent implementation of these regulations, we cannot yet predict the impact of these regulations on our business or operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As part of our overall enterprise risk management function, we have implemented and currently maintain various information security processes designed to assess, identify, and manage material risks from cybersecurity threats to our critical computer network, third-party hosted services, and our critical data (collectively, our “Information Systems”).

We have engaged an outside consultant that assists our efforts to prevent threats toward our Information Systems. This consultant monitors data feeds from certain of our key Information Systems. The consultant notifies and works with the Company to investigate and resolve any potential cybersecurity threats identified.

Internally, to help manage risk from potential cybersecurity threats, we require our employees to participate in mandatory cybersecurity trainings provided by a third-party specialist which focuses on building awareness of common tactics by threat actors, such as phishing. This training is provided on an annual basis.

All of our offices use our own gateway consoles, which have intrusion detection features built in. Additionally, access to our key Information Systems requires an in-office network or VPN with multi-factor authentication, and we employ additional protective measures including the use of our proprietary identity management tool. We also use third-party tools to protect our employee laptops and self-hosted servers and have implemented a public bug bounty program that helps to identify vulnerabilities in our products.

We and certain of our vendors have experienced cyber-attacks in the past and may experience cyber-attacks in the future. For example, as previously disclosed, we became aware in January 2021 that certain of our information technology systems hosted by a third-party cloud provider were improperly accessed and certain of our source code and the credentials used to access the information technology systems themselves had been compromised. We received a threat to publicly release these materials unless we made a payment, which we have not done. As a result, it is possible that the source code and other information could be publicly disclosed or made available to our competitors. Due to the nature of the source code and the other information that we believe was improperly accessed, we at this time do not believe that any public disclosure will have a material adverse effect on our business or operations, but it is impossible to gauge the precise impact of any such disclosure.

Except as described above, to date, risks from cybersecurity threats have not previously materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Governance

Role of the Board

Our Board of Directors (the “Board”) has the responsibility for the oversight of risk management, including those risks related to cybersecurity. Our Board holds strategic planning sessions with senior management to discuss strategies, key challenges, risks and opportunities for us. This involvement of our Board in setting our business strategy is a key part of its oversight of risk management, its assessment of management’s appetite for risk, and its determination of what constitutes an appropriate level of risk for us. Our senior management attends meetings of our Board and its committees on a quarterly basis, and as otherwise needed, and are available to address any questions or concerns raised by our Board on risk management and any other matters.

Role of Management

Our senior management, with the oversight of the Board, is responsible for the day-to-day management of the material risks we face, including those related to cybersecurity. We believe it is important to work cross functionally within the Company to manage cybersecurity risks and threats. Therefore, our cybersecurity team is made up of individuals from multiple different departments throughout the Company, including but not limited to our security, IT, R&D and legal teams. The cybersecurity team as a whole has academic degrees related to cybersecurity, technical know-how, and real-world experience managing cybersecurity incidents and risks. Material issues identified by our cybersecurity team are brought to the attention of our Chief Executive Officer and/or our Executive Vice President of Operations and Legal Affairs who in turn will update the Board, as necessary.

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

Below are our material locations as of June 30, 2024, all of which we lease.

Location	Sq. Ft	Lease expiration	Purpose
New York	6,400	9/30/2027	Corporate Office
Taiwan	328,000	7/31/2027	R&D and Administration
Czech Republic	64,000	3/31/2029	Warehouse
Utah	72,000	6/30/2028	Warehouse and R&D
Utah	86,000	10/31/2028	Warehouse
Suzhou	93,000	6/16/2025	Manufacturing Facility
Netherlands	149,000	5/31/2036	Warehouse
Memphis	161,000	8/31/2031	Warehouse
Chicago - Schaumburg	30,000	7/31/2031	R&D and Administration

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 9 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of August 22, 2024, the number of record holders of our common stock, which is listed on the New York Stock Exchange under the ticker symbol "UI", was 6. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock from July 1, 2019 to June 30, 2024, with the comparable cumulative return the NYSE Composite Index and the S&P Computer & Retail Index. The graph assumes that $100 was invested on July 1, 2019 in our common stock, the NYSE Composite Index and the S&P Computer & Retail Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NYSE Composite Index and the S&P 500 Computer & Electronics Retail Index

$300
$250
$200
$150
$100
$50
Index Value
6/19
6/20
6/21
6/22
6/23
6/24
Period Ending
Ubiquiti Inc.
NYSE Composite
S&P 500 Computer & Electronic Retail

*$100 invested on July 1, 2019 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities

None.

Dividends

The following tables provides information with respect to the Company’s cash dividends declared and frequency of payments during fiscal year ended June 30, 2024 and 2023:

Year ended June 30, 2024
	Q1	Q2	Q3	Q4
Dividends declared date	August 25, 2023	November 2, 2023	February 5, 2024	May 7, 2024
Dividends payment date	September 11, 2023	November 20, 2023	February 26, 2024	May 28, 2024
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

Year ended June 30, 2023
	Q1	Q2	Q3	Q4
Dividends declared date	August 26, 2022	November 4, 2022	January 31, 2023	May 5, 2023
Dividends payment date	September 13, 2022	November 21, 2022	February 21, 2023	May 22, 2023
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

On August 23, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.60 per share payable on September 9, 2024 to shareholders of record at the close of business on September 3, 2024. The Company intends to pay regular quarterly cash dividends of at least $0.60 per share during each remaining quarter of fiscal 2025, however any future dividends will be subject to the approval of the Company’s Board of Directors. In determining whether to approve future dividends, the Company’s Board of Directors will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.

Unregistered Securities Sold During fiscal 2024

We did not sell any unregistered securities during fiscal 2024.

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

Supply Constraints and Risks – We have experienced significant supply constraints in the past, especially during the COVID-19 pandemic. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we have taken the right actions to mitigate these supply constraints; however, we recognize the associated risks.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through sales through our webstores. Sales to distributors accounted for 62% and 64% of our revenues during the years ended June 30, 2024 and 2023, respectively. Webstore sales accounted for 38% and 36% of our revenues during the years ended June 30, 2024 and 2023, respectively.

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

•Sales, general and administrative expenses include salary and benefit expenses, including share-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, as well as the costs associated with credit card processing fees, legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a traditional direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations.

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

Transaction price and allocation to performance obligations

Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from distribution customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. We are directly responsible for fulfilling the performance obligations in contracts with customers and do not rely on another party to fulfill our promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost-plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligations, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.

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

Inventory and Inventory Valuation

Our inventories are comprised of finished goods and raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, or net realizable value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves numerous judgments including estimating average selling prices based upon recent sales. Should actual market conditions differ from our estimates, future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

The valuation of inventory also requires us to estimate excess and obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand which is dependent on various factors and requires us to use judgment in forecasting future demand for its products. We also consider the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required, which would have a negative impact on our gross margin. If we ultimately sell inventory that has been previously written down, our gross margins in future periods would be positively impacted.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations and comprehensive income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Results of Operations

Comparison of Years Ended June 30, 2024 and 2023

	Year ended June 30,
	2024		2023
	(In thousands, except percentages)
Revenues	$1,928,490	100%	$1,940,512	100%
Cost of revenues (1)	1,188,728	62%	1,179,781	61%
Gross profit	739,762	38%	760,731	39%
Operating expenses:
Research and development (1)	159,768	8%	145,172	7%
Sales, general and administrative (1)	80,997	4%	70,993	4%
Total operating expenses	240,765	12%	216,165	11%
Income from operations	498,997	26%	544,566	28%
Interest expense and other, net	75,169	4%	58,224	3%
Income before income taxes	423,828	22%	486,342	25%
Provision for income taxes	73,868	4%	78,701	4%
Net income	$349,960	18%	$407,641	21%

(1) Includes share-based compensation as follows
Cost of revenues	$159		$73
Research and development	4,831		3,541
Sales, general and administrative	1,368		1,120
Total share-based compensation	$6,358		$4,734

Revenues

Total revenues decreased $12.0 million, or 0.6%, from $1,940.5 million in fiscal 2023 to $1,928.5 million in fiscal 2024. The decrease in revenue was driven by a decrease in revenue from both our Enterprise Technology platform and our Service Provider Technology platform. During fiscal year ended June 30, 2024, we experienced an increase in direct sales through our webstores compared to fiscal 2023 and a corresponding decline in sales through distributors.

Revenues by Product Type

	Year ended June 30,
	2024		2023
	(in thousands, except percentages)
Enterprise Technology	$1,617,665	84%	$1,621,426	84%
Service Provider Technology	310,825	16%	319,086	16%
Total revenues	$1,928,490	100%	$1,940,512	100%

Enterprise Technology revenues decreased $3.8 million, or 0.2%, from $1,621.4 million in fiscal 2023 to $1,617.7 million in fiscal 2024, primarily due to decline in revenue from our Enterprise Technology platform in the Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific regions.

Service Provider Technology revenues decreased $8.3 million, or 2.6%, from $319.1 million in fiscal 2023 to $310.8 million in fiscal 2024, primarily due to decline in revenue in our Service Provider Technology platform in South America and Asia Pacific regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2024 and fiscal 2023:

	Year ended June 30,
	2024		2023
	(in thousands, except percentages)
North America (1)	$946,428	49%	$922,230	48%
Europe, the Middle East and Africa	740,113	38%	759,405	39%
Asia Pacific	127,901	7%	148,502	8%
South America	114,048	6%	110,375	5%
Total revenues	$1,928,490	100%	$1,940,512	100%
 (1) Revenue for the United States was $881.0 and $855.3 in fiscal 2024 and fiscal 2023, respectively.

North America

Revenues in North America increased $24.2 million, or 2.6%, from $922.2 million in fiscal 2023 to $946.4 million in fiscal 2024. The year-over-year increase was due to increased revenue from both our Enterprise Technology products and Service Provider Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA decreased $19.3 million, or 2.5%, from $759.4 million in fiscal 2023 to $740.1 million in fiscal 2024. The year-over-year decrease was due to a decline in revenues from our Enterprise Technology products, partially offset by an increase in revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region decreased $20.6 million, or 13.9%, from $148.5 million in fiscal 2023 to $127.9 million in fiscal 2024. The year-over-year decrease was due to a decline in revenues from both our Enterprise Technology products and Service Provider Technology products.

South America

Revenues in South America increased $3.7 million, or 3.3%, from $110.4 million in fiscal 2023 to $114.0 million in fiscal 2024. The year-over-year increase was due to increased revenues from Enterprise Technology products, partially offset by decreased revenue from Service Provider Technology products.

Gross Profit Margin

Gross profit margin decreased to 38.4% in fiscal 2024 from 39.2% in fiscal 2023. The decline in gross profit margin for fiscal 2024 as compared to fiscal 2023 was primarily driven by incremental excess and obsolete inventory charges and warehouse-related operating expenses, partially offset by lower shipping costs and lower tariffs.

Operating Expenses

Research and Development

R&D expenses increased $14.6 million, or 10.1%, from $145.2 million in fiscal 2023 to $159.8 million in fiscal 2024. As a percentage of revenues, R&D expenses increased from 7% in fiscal 2023 to 8% in fiscal 2024. The increase in R&D expense for fiscal 2024 versus fiscal 2023 was primarily driven by higher prototype-related expenses and employee-related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $10.0 million, or 14.1%, from $71.0 million in fiscal 2023 to $81.0 million in fiscal 2024. As a percentage of revenues, SG&A expenses remained consistent at 4% for both fiscal 2023 and 2024. The increase in fiscal 2024 SG&A expenses as compared to fiscal 2023 was primarily driven by higher fees associated with webstore credit card processing, marketing expenses, employee-related expenses and professional fees.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses increased $16.9 million, or 29.1%, from $58.2 million in fiscal 2023 to $75.2 million in fiscal 2024. As a percentage of Revenue, I&O expense increased from 3% in fiscal 2023 to 4% in fiscal 2024. The increase in I&O expense for fiscal 2024 as compared to fiscal 2023 was primarily driven by higher interest expense due to increased levels of average debt outstanding and higher interest rates.
Provision for Income Taxes

Our provision for income taxes decreased 6.1% from $78.7 million for fiscal 2023 to $73.9 million for fiscal 2024. Our effective tax rate increased to 17.4% in fiscal 2024 as compared to 16.2% for fiscal 2023. The change in effective tax rates for fiscal 2024 as compared to fiscal 2023 was primarily driven by changes in the mix of income earned in various tax jurisdictions.

During 2021 the Organization for Economic Co-operation and Development (OECD) announced an agreed-upon framework for its members to implement a global minimum corporate tax of 15% for multinational enterprises, commonly referred to as Pillar Two. Many countries have already proposed or enacted legislation to implement elements of the framework which will apply to Ubiquiti beginning in fiscal year 2025. While we are monitoring developments and evaluating the potential impact on future periods, we do not expect Pillar Two to have a significant impact on our fiscal year 2025 financial results. As additional jurisdictions enact Pillar Two legislation, transactional rules lapse, and other provisions of the minimum tax legislation become effective in our fiscal year 2026, we anticipate that our effective tax rate and cash tax payments may increase in future years.

Comparison of Year Ended June 30, 2023 and 2022

Pursuant to Regulation S-K item 303, a detailed review of our fiscal 2023 performance compared to our fiscal 2022 performance is incorporated by reference from Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed with the SEC on August 25, 2023.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents, cash generated by operations and the availability of additional funds under the Facilities (as defined herein). We had cash and cash equivalents of $126.3 million and $114.8 million at June 30, 2024 and 2023, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands):

	Year ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$541,516	$(145,428)
Net cash used in investing activities	(11,975)	(20,934)
Net cash (used in) provided by financing activities	(518,025)	144,964
Net increase (decrease) in cash and cash equivalents	$11,516	$(21,398)

Cash Flows from Operating Activities

For fiscal 2024 the net cash provided by operating activities was $541.5 million, primarily due to net income of $350.0 million, and the benefit of decreasing inventories by $250.7 million and non-cash adjustments of $59.5 million. These cash inflows were partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $118.6 million. This net change in operating assets and liabilities consisted primarily of a $70.5 million decrease in accounts payable and accrued liabilities, a $17.1 million decrease in income taxes payable, a $18.3 million increase in vendor deposits, a $17.6 million increase in prepaid expenses and other assets partially offset by a $6.6 million increase in deferred revenues.

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

Cash Flows from Investing Activities

We used $12.0 million of cash in investing activities during fiscal 2024. Our investing activities consisted primarily of $12.0 million of capital expenditures.

We used $20.9 million of cash in investing activities during fiscal 2023. Our investing activities consisted primarily of $20.9 million of capital expenditures and purchase of intangible assets.

Cash Flows from Financing Activities

We had cash outflows of $518.0 million from financing activities during fiscal 2024, which primarily consisted of repayments of debt and payment of common stock dividends. During fiscal 2024, we repaid $215.0 million on our Revolving Facility, $157.5 million on our Term Loan Facilities, and paid $145.1 million for dividends on our common stock. See Note 7 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

We had cash inflows of $145.0 million from financing activities during fiscal 2023. During fiscal 2023, in order to support the increase in inventories, we borrowed a net of $291.9 million under our facilities. We also paid $145.0 million for dividends on our common stock and debt issuance costs of $1.2 million. During fiscal 2023 we increased the size of our facility to include an additional $250.0 million term loan. The proceeds from this new term loan were used to repay a portion of the outstanding revolver loans under the revolving facility. See Note 7 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, dividends, and capital expenditure needs for the next twelve months, as well as long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits, the availability of additional funds under the Facilities and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. See “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition” and “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue," for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2024 or 2023.

Based upon our historical experience and information known as of the date of this Annual Report on Form 10-K, we do not believe it is likely that we will have material liability for the above indemnities as of June 30, 2024.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2024 we had $981.7 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month. See Note 9 – Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under purchase commitments as of June 30, 2024.

Transition Tax

We have obligations of $50.6 million as of June 30, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. Payment of these obligations are expected to be $22.5 million for fiscal 2025 and $28.1 million for fiscal 2026. These obligations are included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

As of June 30, 2024, we have other obligations of $6.1 million which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of June 30, 2024, we had $33.0 million of unrecognized tax benefits and an additional $4.8 million of accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $126.3 million and $114.8 million as of June 30, 2024 and 2023. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2024, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $14.2 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $1.9 million for fiscal year June 30, 2024.
We have certain bank accounts outside the US, which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates , particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as at June 30,2024 are denominated would result in a charge or benefit to our income before income taxes of approximately $ 4.7 million for fiscal year June 30, 2024.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2024.

The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2024 fiscal year end) under the headings "Executive Officers," "Proposal One Election of Directors – Information Regarding Nominees,” "Proposal One Election of Directors - Information Regarding Continuing Directors," and “Corporate Governance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2024 fiscal year end) under the headings “Executive Compensation”, “Proposal One Election of Directors – Directors’ Compensation” and “Corporate

Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2024 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters,” and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2024 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2024 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)     1. Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page 54 of this Annual Report on Form 10-K.

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended, as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.4#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.7	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 5, 2021

10.8	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among Ubiquiti Inc., as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent.	8-K	10.1	April 7, 2023

19	Insider Trading Policy				X

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

97	Ubiquiti Inc. Incentive Compensation Clawback Policy				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
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

Ubiquiti Inc.

Dated:	August 23, 2024	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 23, 2024	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2024

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)	August 23, 2024

/s/ Ronald A. Sege Ronald A. Sege	Director	August 23, 2024

/s/ Rafael Torres Rafael Torres	Director	August 23, 2024

/s/ Brandon Arrindell Brandon Arrindell	Director	August 23, 2024

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2024 and June 30, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Valuation of excess or obsolete inventory
As discussed in Note 2 to the consolidated financial statements, the Company’s inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (NRV). The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. The Company’s determination of the valuation of excess or obsolete inventory is based on a comparison of the quantity and cost of inventory on hand to anticipated demand, alternative uses, and other factors. As of June 30, 2024, the Company’s inventories totaled $462.0 million.

We identified the assessment of the valuation of certain excess or obsolete finished goods inventory as a critical audit matter. Subjective auditor judgement was required to evaluate the Company’s estimates of anticipated demand, alternative uses, and other factors, which can be affected by market and economic conditions outside the Company’s control.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s finished goods inventory valuation process. This included controls related to the development of estimates of anticipated demand of inventory. We evaluated current year estimates of anticipated demand used to determine the value of excess or obsolete inventory when they differed significantly from historical sales volumes. We selected certain inventory items and compared the Company’s prior year estimate of anticipated demand to actual sales results to assess the Company’s ability to accurately forecast.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
August 23, 2024

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$126,342	$114,826
Investments — short-term	—	109
Accounts receivable, net of allowance for doubtful accounts of $498 and $92 at June 30, 2024 and 2023 respectively	169,147	167,787
Inventories	462,032	737,121
Vendor deposits	123,461	125,227
Prepaid expenses and other current assets	35,031	21,974
Total current assets	916,013	1,167,044
Property and equipment, net	81,126	86,845
Operating lease right-of-use assets, net	47,768	57,485
Deferred tax assets	35,934	23,701
Other long-term assets	73,571	71,324
Total assets	$1,154,412	$1,406,399
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$51,095	$154,157
Income taxes payable	23,475	19,309
Debt — short-term	36,508	36,508
Other current liabilities	173,713	141,845
Total current liabilities	284,791	351,819
Income taxes payable — long-term	53,599	74,880
Operating lease liabilities — long-term	37,176	46,052
Debt — long-term	669,878	1,041,381
Deferred tax liability — long-term	492	226
Other long-term liabilities	13,416	7,774
Total liabilities	1,059,352	1,522,132
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,462,539 and 60,441,896 issued and outstanding at June 30, 2024 and 2023, respectively	60	60
Additional paid–in capital	10,645	4,721
Retained earnings (deficit)	84,355	(120,514)
Total stockholders’ equity (deficit)	95,060	(115,733)
Total liabilities and stockholders’ equity (deficit)	$1,154,412	$1,406,399

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Year ended June 30,
	2024	2023	2022
Revenues	$1,928,490	$1,940,512	$1,691,692
Cost of revenues	1,188,728	1,179,781	1,021,880
Gross profit	739,762	760,731	669,812
Operating expenses:
Research and development	159,768	145,172	137,689
Sales, general and administrative	80,997	70,993	69,859
Total operating expenses	240,765	216,165	207,548
Income from operations	498,997	544,566	462,264
Interest expense and other, net	75,169	58,224	17,815
Income before income taxes	423,828	486,342	444,449
Provision for income taxes	73,868	78,701	65,792
Net income	$349,960	$407,641	$378,657
Net income per share of common stock:
Basic	$5.79	$6.75	$6.14
Diluted	$5.79	$6.74	$6.13
Weighted average shares used in computing net income per share of common stock:
Basic	60,454	60,435	61,689
Diluted	60,458	60,451	61,723

Other comprehensive income:
Unrealized losses on available-for-sale securities	—	—	(475)
Other comprehensive loss	—	—	(475)
Comprehensive income	$349,960	$407,641	$378,182
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	62,582,858	$63	$—	$2,635	$1	$2,699
Net Income	—	—	—	378,657	—	378,657
Other comprehensive income (loss)	—	—	—	—	(475)	(475)
Stock options exercised	8,413	—	98	—	—	98
Restricted stock units issued, net of tax withholdings	23,107	—	(1,185)	—	—	(1,185)
Repurchase of Common Stock	(2,193,853)	(3)	(1,779)	(616,349)	—	(618,131)
Share-based compensation expense	—	—	3,516	—	—	3,516
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(148,055)	—	(148,055)
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	407,641	—	407,641
Reclassification adjustment for loss on investments included in net income	—	—	—	—	474	474
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	19,259	—	(686)	—	—	(686)
Share-based compensation expense	—	—	4,734	—	—	4,734
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,043)	—	(145,043)
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$—	$(115,733)
Net Income	—	—	—	349,960	—	349,960
Restricted stock units issued, net of tax withholdings	20,643	—	(434)	—	—	(434)
Share-based compensation expense	—	—	6,358	—	—	6,358
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,091)	—	(145,091)
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$—	$95,060
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$349,960	$407,641	$378,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,251	16,292	13,689
Amortization of debt issuance costs	1,725	1,405	1,319
Non-cash lease expense	231	362	1,142
Premium amortization and (discount accretion), net	—	—	88
Provision for excess and obsolete inventory	23,905	13,391	2,413
Provision for loss on vendor deposits	20,019	(3,913)	8,907
Share-based compensation	6,358	4,734	3,516
Deferred taxes	(11,967)	(16,857)	(1,842)
Change in unrealized loss on available-for-sale securities	109	792	—
Provision for sales returns	(574)	553	1,004
Other, net	405	365	(555)
Changes in operating assets and liabilities:
Accounts receivable	(1,765)	(48,200)	52,657
Inventories	250,665	(487,922)	(29,565)
Vendor deposits	(18,253)	(39,457)	(79,034)
Prepaid expenses and other assets	(17,564)	(10,252)	1,841
Accounts payable	(103,086)	69,730	(28,686)
Income taxes payable	(17,115)	(14,041)	(10,288)
Deferred revenues	6,595	(1,321)	(3,593)
Accrued and other liabilities	32,617	(38,730)	58,589
Net cash provided by (used in) operating activities	541,516	(145,428)	370,259
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(11,975)	(20,934)	(13,468)
Purchase of investments	—	—	(1,479)
Proceeds from sale of investments	—	—	2,457
Proceeds from maturities of investments	—	—	1,310
Net cash used in investing activities	(11,975)	(20,934)	(11,180)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	—	250,000	—
Proceeds from borrowing under the credit facility- Revolver	—	415,000	345,000
Repayment against credit facility- Revolver	(215,000)	(345,000)	(25,000)
Repayment against credit facility- Term	(157,500)	(28,125)	(25,000)
Debt issuance costs	—	(1,205)	—
Repurchases of common stock	—	—	(618,131)
Payment of common stock cash dividends	(145,091)	(145,043)	(148,055)
Proceeds from exercise of stock options	—	23	98
Tax withholdings related to net share settlements of restricted stock units	(434)	(686)	(1,185)
Net cash (used in) provided by financing activities	(518,025)	144,964	(472,273)
Net increase (decrease) in cash and cash equivalents	11,516	(21,398)	(113,194)
Cash and cash equivalents at beginning of period	114,826	136,224	249,418
Cash and cash equivalents at end of period	$126,342	$114,826	$136,224
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$108,572	$109,685	$78,180
Interest paid	$75,094	$53,870	$11,561
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$4,393	$7,201	$34,516
Unpaid property and equipment and other long-term assets	$1,300	$1,274	$511

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2024, 2023 and 2022 as fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

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

Segments

Management has determined that it operates as one reportable and operating segment as the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker ("CODM"), does not make decisions about resources to be allocated or assess performance on a disaggregated segment basis. Further information regarding Segments can be found in Note 13, to the consolidated financial statements.

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

Transaction price and allocation to performance obligations

Transaction prices are typically based on contracted rates. Although payment terms vary, payment is generally due from distribution customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms. The Company is directly responsible for fulfilling its performance obligations in contracts with customers and does not rely on another party to fulfill its promise. We use observable list prices to determine the stand-alone selling price of our performance obligation related to our products, and we utilize a cost-plus margin approach to estimate the stand-alone selling price of our implied PCS obligation. When our contracts contain multiple performance obligations, we allocate the transaction price based on the estimated standalone selling prices of the promised products or services underlying each performance obligation.

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

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2024 and 2023, the Company had deferred revenues of $33.7 million and $25.7 million, respectively.

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

Allowance for Credit Losses

The Company records an allowance for its estimate of expected credit losses on its trade receivables based on its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect the customers’ abilities to pay.

In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its obligations to the Company, the Company records a specific allowance against amounts due from the customer, and thereby reduces the net recognized receivable to the amounts it reasonably believes will be collected.

The changes in the estimate of expected credit losses for the Company's trade receivables were as follows (in thousands):

	Year ended June 30,
	2024	2023	2022
Beginning balance	$92	$52	$47
Charged to expenses	406	40	5
Ending balance	$498	$92	$52

Long Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2024, 2023 and 2022.

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

Share-based Compensation

The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2024, fiscal 2023 or fiscal 2022. Restricted stock units are valued based on the fair value of the Company’s common stock on the date of grant.

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

Newly Adopted Accounting Standards

The Company did not adopt any new accounting standards in fiscal 2024 that were significant to the Company.

Recent Accounting Pronouncements Not Yet Effective

Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures in the Company's fiscal year beginning July 1, 2024, with interim period disclosures required effective with the Company's fiscal year beginning July 1, 2025. Early adoption of ASU 2023-07 is permitted. We do not expect this ASU to have a significant impact on our disclosures or results of operations, cash flows, and financial condition.

Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which amends the existing guidance relating to the annual disclosures for accounting for income taxes. ASU 2023-09 requires a public business entity to disclose a tabular rate reconciliation using specified categories and providing additional information for reconciling items that exceed a quantitative threshold. In addition, ASU 2023-09 requires the disaggregation of federal, state and foreign income taxes paid (net of funds received), with further disaggregation required for individual jurisdictions in which the income taxes paid exceed five percent of the Company's total income taxes paid. The provision for income taxes in the Company's statement of operations will also be required to be disaggregated by federal, state and foreign jurisdictions. The amendments in ASU 2023-09 will become effective for annual disclosures in the Company's fiscal year beginning July 1, 2025, with early adoption permitted. The FASB indicated ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

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

As of June 30, 2024 and 2023, the Company’s customer deposits were $1.3 million and $1.2 million, respectively.

As of June 30, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.3 million and $13.4 million, respectively.

As of June 30, 2023, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $17.9 million and $7.8 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For fiscal years 2024 and 2023 we recognized revenues amounting to $17.9 million and $20.8 million, respectively from previous years' deferred revenue balances.

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

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year ended June 30,
	2024	2023	2022
Numerator:
Net income	$349,960	$407,641	$378,657
Denominator:
Weighted-average shares used in computing basic earnings per share	60,454	60,435	61,689
Add—dilutive potential common shares:
Stock options	—	—	7
Restricted stock units	4	16	27
Weighted-average shares used in computing diluted earnings per share	60,458	60,451	61,723
Net income per share of common stock:
Basic	$5.79	$6.75	$6.14
Diluted	$5.79	$6.74	$6.13

The Company excludes potentially dilutive securities from its diluted earnings per share calculation when their effect would be anti-dilutive to earnings per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Year ended June 30,
	2024	2023	2022
Restricted stock units	80	2	8

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2024	2023
Finished goods	$387,447	$643,499
Raw materials	74,585	93,622
Total	$462,032	$737,121

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2024	2023
Testing equipment	$18,964	$18,265
Tooling equipment	26,892	22,687
Leasehold improvements	26,264	24,968
Computer and other equipment	10,482	10,860
Software	9,375	9,421
Furniture and fixtures	1,913	1,716
Corporate aircraft	65,807	65,807
Property and equipment, gross	159,697	153,724
Less: Accumulated depreciation and amortization	(78,571)	(66,879)
Property and equipment, net	$81,126	$86,845

The Company recorded depreciation and amortization expense of $17.7 million, $14.7 million and $12.1 million in fiscal 2024, 2023 and 2022, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2024	2023
Hong Kong tax deposit (1)	$60,402	$60,106
Intangible assets, net (2)	4,164	5,695
Other long-term assets	9,005	5,523
Total	$73,571	$71,324
(1) The Company expects the deposits made with Hong Kong Inland Revenue Department ("IRD") to be refunded upon completion of the audit. See Note 12 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $7.5 million and $5.9 million for the periods ending June 30, 2024 and June 30, 2023, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,
	2024	2023
Deferred revenue — short term	$20,332	$17,911
Accrued expenses	26,600	23,426
Lease liability — current	13,724	14,333
Warranty accrual	10,825	8,745
Accrued compensation and benefits	8,453	7,330
Customer deposits	1,283	1,211
Reserves for sales returns	3,906	4,999
Inventory received not billed	72,560	56,862
Other payables	16,030	7,028
Total	$173,713	$141,845

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2024	2023
Deferred revenue — long-term	$13,416	$7,774
Total	$13,416	$7,774

NOTE 6—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2024	2023
Beginning balance	$8,745	$6,394
Accruals for warranties issued during the period	12,823	11,325
Changes in liability for pre-existing warranties during the period	1,043	606
Settlements made during the period	(11,786)	(9,580)
Total	$10,825	$8,745

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

The Company's unamortized balance of debt issuance costs are $1.7 million as of June 30, 2024, which are amortized as interest expense over the life of the Facilities.

Our debt consisted of the following (in thousands):

	June 30,
	2024	2023
Initial Term Loan - short term	$25,000	$25,000
First Amendment Term Loan - short-term	12,500	12,500
Debt issuance costs, net	(992)	(992)
Total Debt - short term	36,508	36,508
Initial Term Loan - long term	393,750	418,750
First Amendment Term Loan - long-term	101,875	234,375
Revolver - long term	175,000	390,000
Debt issuance costs, net	(747)	(1,744)
Total Debt - long term	$669,878	$1,041,381

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

The Facilities

As of June 30, 2024, $418.8 million was outstanding on the Initial Term Loan Facility, $114.4 million was outstanding on the First Amendment Term Loan Facility, and $175.0 million was outstanding on the Revolving Facility, leaving $525.0 million available on the Revolving Facility.

Term Facility:

During fiscal year 2024, the Company made aggregate payments of $209.2 million under the Term Loan Facilities, of which $157.5 million was a repayment of principal and $51.7 million was a payment of interest.

Revolving Facility:

During fiscal year 2024, the Company made aggregate payments of $238.4 million under the Revolving Facility, of which $215.0 million was a repayment of principal and $23.4 million was a payment of interest.

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2024, for fiscal 2025 and future fiscal years (in thousands):

Fiscal Year	2025	2026	2027	2028	2029	Thereafter	Total
Debt payment obligations	$37,500	$670,625	$—	$—	$—	$—	$708,125
Interest and other payments on debt payment obligations (1)	51,959	37,075	—	—	—	—	89,034
Total	$89,459	$707,700	$—	$—	$—	$—	$797,159
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2024. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of June 30, 2024, we included such options in determining the lease terms for certain of our leases as we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for fiscal years ended June 30, 2024 and 2023 (in thousands):

		June 30,
		2024	2023
Operating lease costs:	Financial Statement Classification
Fixed lease costs	Operating expenses	$11,671	$11,199
Fixed lease costs	Cost of revenues	4,038	4,030
Variable lease costs	Operating expenses	655	548
Variable lease costs	Cost of revenues	807	555
Total lease costs		$17,171	$16,332

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for fiscal years June 30, 2024 and 2023 were $0.2 million and $0.6 million, respectively. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For fiscal years June 30, 2024 and 2023, the cash paid for amounts associated with our operating lease liabilities were approximately $17.3 million and $16.1 million, respectively. Cash paid for amounts associated with the Company's operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2024:

Fiscal 2025	$15,193
Fiscal 2026	10,787
Fiscal 2027	6,806
Fiscal 2028	5,435
Fiscal 2029	3,663
Thereafter	13,848
Total future fixed operating lease payments	$55,732

Less: Imputed interest	$4,832
Total operating lease liabilities	$50,900

Weighted-average remaining lease term - operating leases	Six years
Weighted-average discount rate - operating leases	3.5%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2024 we had $981.7 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $50.6 million as of June 30, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make payments of $22.5 million and $28.1 million in the first quarter of fiscal 2025 and 2026, respectively, in relation to this obligation. This obligation is included within Income tax payable and Long-term taxes payable on our consolidated balance sheets.

Other Obligations

As of June 30, 2024, the Company has other obligations of $6.1 million which consisted primarily of commitments related to research and development projects.

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

On July 28, 2022, Vivato voluntarily dismissed, with prejudice, its remaining claims related to the '728 patent, as well as claims 22-31 of the '376 Patent. On October 20, 2022, an IPR was instituted with respect to the asserted claims of the '376 Patent. On October 26, 2022, the court stayed the case pending completion of the IPR. On October 3, 2023, the IPR with respect to the '376 Patent was terminated after the petitioners entered into a settlement agreement with Vivato. On December 4, 2023, the court lifted the stay.

On May 16, 2024, the court entered a stipulated 30-day stay pending settlement discussions. On June 18, 2024 and July 19, 2024, the court issued further stipulated 30-day stays pending settlement discussions. Those discussions are ongoing.

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

The following table summarizes total activity related to our stock repurchase programs for the fiscal year end as indicated (in millions, except average price per share):

	June 30,
	2024	2023	2022
Number of shares repurchased and retired	—	—	2.2
Average price per share	N/A	N/A	$281.75
Aggregate purchase price	N/A	N/A	$618.1

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

As of June 30, 2024, the Company had 4,876,805 authorized shares available for future issuance under all of its stock incentive plans.

Share-based Compensation

The following table shows total share-based compensation expense included in the Consolidated Statements of Operations for fiscal 2024, 2023 and 2022 (in thousands):

	Year ended June 30,
	2024	2023	2022
Cost of revenues	$159	$73	$74
Research and development	4,831	3,541	2,541
Sales, general and administrative	1,368	1,120	901
	$6,358	$4,734	$3,516

Stock Options

During fiscal 2024, 2023 and 2022, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.0 million, $0.6 million, and $2.3 million, respectively, as determined as of the date of option exercise.

As of June 30, 2024, the Company had no unrecognized compensation cost related to stock options.

The Company did not grant any stock options during fiscal 2024, fiscal 2023, or fiscal 2022.

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

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2023	62,948	$256.78
RSUs granted	65,143	$147.53
RSUs vested	(23,311)	$237.72
RSUs forfeited	(2,814)	$267.64
Non-vested RSUs, June 30, 2024	101,966	$191.04

The intrinsic value of RSUs vested in fiscal 2024, 2023, and 2022 was $3.5 million, $5.8 million and $8.2 million, respectively. The total intrinsic value of all outstanding RSUs was $14.9 million as of June 30, 2024.

As of June 30, 2024, there was unrecognized compensation costs related to RSUs of $13.6 million which the Company expects to recognize over a weighted average period of 3.1 years.

NOTE 12—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Year ended June 30,
	2024	2023	2022
Domestic	$149,523	$102,930	$102,145
Foreign	274,305	383,412	342,304
	$423,828	$486,342	$444,449
The provision for income taxes consisted of the following (in thousands):

	Year ended June 30,
	2024	2023	2022
Current
Federal	$67,870	$78,774	$55,259
State	8,019	9,443	6,814
Foreign	9,946	7,341	5,561
Current tax expense	85,835	95,558	67,634
Deferred
Federal	(7,110)	(15,338)	(882)
State	(627)	(1,745)	(960)
Foreign	(4,230)	226	—
Deferred tax benefit (expense)	(11,967)	(16,857)	(1,842)
Provision for income taxes	$73,868	$78,701	$65,792

For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of June 30, 2024, the requirement has not been modified. Accordingly, the Company has capitalized research and development expenses for tax purposes, resulting in higher cash paid for taxes as compared to prior years.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows:

	Year ended June 30,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations	(5.7)	(6.8)	(8.0)
State tax expense	1.3	1.3	1.0
Share-based compensation	0.3	0.1	(0.1)
Subpart F income	0.4	1.1	1.0
Other permanent items	0.1	(0.5)	(0.1)
Effective tax rate	17.4%	16.2%	14.8%

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2024 are as follows (in thousands):

	June 30,
	2024	2023
Deferred tax assets
Reserves and allowances	$5,631	$11,041
Share-based compensation	452	380
Accrued expenses	824	703
Capitalized research expenditures	30,296	15,617
State tax	721	1,504
Investments	1,325	1,296
Lease liabilities	5,286	5,581
Other	14,974	11,945
Total deferred tax assets	59,509	48,067
Deferred tax liabilities
Property and equipment	(8,046)	(6,558)
Right of use assets	(4,929)	(5,304)
Other liabilities	(9,767)	(11,434)
Total deferred tax liabilities	(22,742)	(23,296)
Valuation allowance	(1,325)	(1,296)
Net deferred tax assets	$35,442	$23,475

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2024, 2023, and 2022 consists of the following (in thousands):

	Year ended June 30,
	2024	2023	2022
Unrecognized benefit—beginning of year	$32,382	$32,685	$32,092
Gross increases—current year tax positions	5,347	5,361	4,629
Gross decreases—prior year tax positions due to statute lapse	(4,680)	(5,664)	(4,036)
Unrecognized benefit—end of year	$33,049	$32,382	$32,685

As of June 30, 2024, the Company had approximately $33.0 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of June 30, 2024 and 2023, the Company had $4.8 million and $2.9 million accrued interest related to uncertain tax matters, respectively.

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

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final NOPA to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of

Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgement. The IRS responded to the Company's Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgement. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgement. As such, the Company is awaiting a trial date to be set which it currently expects to receive by the end of December 2024. The Company continues to believe that its tax position filed with the IRS with regard to this matter is more likely than not to be sustained based on technical merits. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

Between fiscal years 2018 and 2023, the Company made payments totaling a combined amount of $60.4 million as deposits, with the Hong Kong IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2017 statutory tax years. On March 27, 2024, the Company received notification that the Hong Kong IRD is seeking an additional $0.8 million deposit covering the 2018 statutory tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of under $0.1 million covering the 2018 statutory tax year. The refundable deposits are included within other long-term assets on the Consolidated Balance Sheets. The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty and the Company expects the $60.4 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

NOTE 13—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

Management has determined that the Company operates as one reportable and operating segment as the Company’s Chief Executive Officer, who is the Company’s CODM, does not make decisions about resources to be allocated or assess performance on a segment basis. Furthermore, the Company does not organize or report its costs on a segment basis. The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenue

Revenues by product type were as follows (in thousands, except percentages):

	Year ended June 30,
	2024		2023		2022
Enterprise Technology	$1,617,665	84%	$1,621,426	84%	$1,316,685	78%
Service Provider Technology	310,825	16%	319,086	16%	375,007	22%
Total revenues	$1,928,490	100%	$1,940,512	100%	$1,691,692	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Year ended June 30,
	2024		2023		2022
North America (1)	$946,428	49%	$922,230	48%	$790,809	47%
Europe, the Middle East and Africa	740,113	38%	759,405	39%	675,306	40%
Asia Pacific	127,901	7%	148,502	8%	134,961	8%
South America	114,048	6%	110,375	5%	90,616	5%
Total revenues	$1,928,490	100%	$1,940,512	100%	$1,691,692	100%
(1) Revenue for the United States was $881.0 million, $855.3 million and $734.5 million for fiscal 2024, 2023, and 2022, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater or customers with net revenues of 10% or greater of total revenues.

NOTE 14—SUBSEQUENT EVENTS

Dividends

On August 23, 2024, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.60 per share payable on September 9, 2024 to shareholders of record at the close of business on September 3, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.