Form 10-Q
period 2024-09-30
Ubiquiti Inc.
filed 2024-11-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(Former name , former address and former fiscal year , if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 7, 2024, 60,470,475 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$165,175	$126,342
Accounts receivable, net of allowance for doubtful accounts of $523 and $498 at September 30, 2024 and June 30, 2024, respectively	174,501	169,147
Inventories	446,179	462,032
Vendor deposits	97,424	123,461
Prepaid expenses and other current assets	43,218	35,031
Total current assets	926,497	916,013
Property and equipment, net	77,080	81,126
Operating lease right-of-use assets, net	45,245	47,768
Deferred tax assets— long-term	35,835	35,934
Other long-term assets	73,261	73,571
Total assets	$1,157,918	$1,154,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,603	$51,095
Income taxes payable	56,337	23,475
Debt — short-term	24,410	36,508
Other current liabilities	230,744	173,713
Total current liabilities	364,094	284,791
Income taxes payable — long-term	26,949	53,599
Operating lease liabilities — long-term	35,173	37,176
Debt — long-term	527,205	669,878
Deferred tax liability — long-term	492	492
Other long-term liabilities	15,866	13,416
Total liabilities	969,779	1,059,352
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,470,208 and 60,462,539 issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	60	60
Additional paid–in capital	12,018	10,645
Retained earnings	176,061	84,355
Total stockholders’ equity	188,139	95,060
Total liabilities and stockholders’ equity	$1,157,918	$1,154,412

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Revenues	$550,344	$463,078
Cost of revenues	318,726	279,203
Gross profit	231,618	183,875
Operating expenses:
Research and development	37,997	36,283
Sales, general and administrative	24,415	19,290
Total operating expenses	62,412	55,573
Income from operations	169,206	128,302
Interest expense and other, net	10,578	21,224
Income before income taxes	158,628	107,078
Provision for income taxes	30,640	19,328
Net income	$127,988	$87,750
Net income per share of common stock:
Basic	$2.12	$1.45
Diluted	$2.12	$1.45
Weighted average shares used in computing net income per share of common stock:
Basic	60,469	60,447
Diluted	60,494	60,451
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$95,060
Net Income	—	—	—	127,988	127,988
Restricted stock units issued, net of tax withholdings	7,669	—	(323)	—	(323)
Share-based compensation expense	—	—	1,696	—	1,696
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balance at September 30, 2024	60,470,208	$60	$12,018	$176,061	$188,139

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$(115,733)
Net Income	—	—	—	87,750	87,750
Restricted stock units issued, net of tax withholdings	5,660	—	(313)	—	(313)
Share-based compensation expense	—	—	1,500	—	1,500
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,268)	(36,268)
Balance at September 30, 2023	60,447,556	$60	$5,908	$(69,032)	$(63,064)

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$127,988	$87,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,126	5,131
Amortization of debt issuance costs	1,037	434
Non-cash lease expense	(7)	258
Provision for excess and obsolete inventory	2,375	1,382
Provision for loss on vendor deposits	4,355	2,954
Share-based compensation	1,696	1,500
Deferred taxes	99	116
Provision for sales returns	184	(704)
Other, net	25	93
Changes in operating assets and liabilities:
Accounts receivable	(5,380)	(898)
Inventories	8,452	28,615
Vendor deposits	21,682	(25,718)
Prepaid expenses and other assets	(3,325)	62
Accounts payable	2,425	(29,834)
Income taxes payable	6,212	(590)
Deferred revenues	3,434	828
Accrued and other liabilities	56,289	(3,697)
Net cash provided by operating activities	233,667	67,682
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(2,604)	(3,025)
Net cash used in investing activities	(2,604)	(3,025)
Cash Flows from Financing Activities:
Repayment against credit facility- Revolver	(35,000)	(25,000)
Repayment against credit facility- Term	(120,625)	(9,375)
Payment of common stock cash dividends	(36,282)	(36,268)
Tax withholdings related to net share settlements of restricted stock units	(323)	(313)
Net cash used in financing activities	(192,230)	(70,956)
Net increase (decrease) in cash and cash equivalents	38,833	(6,299)
Cash and cash equivalents at beginning of period	126,342	114,826
Cash and cash equivalents at end of period	$165,175	$108,527
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$24,359	$19,861
Interest paid	$12,023	$21,687
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$1,132	$23
Unpaid property and equipment and other long-term assets	$1,300	$1,174

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ending June 30, 2025 and 2024, as fiscal 2025 and fiscal 2024, respectively.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2024 balance sheet was derived from the audited consolidated financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024, included in its Annual Report on Form 10-K, as filed with the SEC on August 23, 2024 (the “Annual Report”). The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the fiscal year ended June 30, 2024, included in the Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.

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

Disaggregation of Revenue

See Note 12, "Segment Information, Revenues by Geography and Significant Customers" for disaggregation of revenue by product category and geography.

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

As of September 30, 2024 and June 30, 2024, the Company’s customer deposits were $1.7 million and $1.3 million, respectively.

As of September 30, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $21.9 million and $15.9 million, respectively.

As of June 30, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.3 million and $13.4 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For the three months ended September 30, 2024 we recognized revenues amounting to $7.4 million from the deferred revenue balance as of June 30, 2024. For the three months ended September 30, 2023, we recognized revenues amounting to $6.7 million from the deferred revenue balance as of June 30, 2023.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income	$127,988	$87,750
Denominator:
Weighted-average shares used in computing basic earnings per share	60,469	60,447
Add—dilutive potential common shares:
Restricted stock units	25	4
Weighted-average shares used in computing diluted net income per share	60,494	60,451
Net income per share of common stock:
Basic	$2.12	$1.45
Diluted	$2.12	$1.45

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Finished goods	$381,904	$387,447
Raw materials	64,275	74,585
Total	$446,179	$462,032

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Testing equipment	$19,406	$18,964
Tooling equipment	24,525	26,892
Leasehold improvements	26,101	26,264
Computer and other equipment	7,613	10,482
Software	9,043	9,375
Furniture and fixtures	2,149	1,913
Corporate aircraft	65,807	65,807
Property and equipment, gross	154,644	159,697
Less: Accumulated depreciation and amortization	(77,564)	(78,571)
Property and equipment, net	$77,080	$81,126

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Hong Kong Tax deposit (1)	$60,700	$60,402
Intangible assets, net (2)	3,774	4,164
Other long-term assets, net	8,787	9,005
Total	$73,261	$73,571
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 11, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $7.8 million and $7.5 million as of September 30, 2024, and June 30, 2024, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Deferred revenue — short-term	$21,946	20,332
Accrued expenses	26,324	26,600
Lease liability— current	13,196	13,724
Warranty accrual	11,113	10,825
Accrued compensation and benefits	9,328	8,453
Customer deposits	1,659	1,283
Reserve for sales returns	4,192	3,906
Inventory received not billed	126,268	72,560
Other payables	16,718	16,030
Total	$230,744	$173,713

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Deferred revenue — long-term	$15,866	$13,416

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Beginning balance	$10,825	$8,745
Accruals for warranties issued during the period	3,772	3,380
Changes in liability for pre-existing warranties during the period	(156)	546
Settlements made during the period	(3,328)	(3,022)
Ending balance	$11,113	$9,649

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

On April 3, 2023, the Company as borrower and the Domestic Guarantors entered into a first amendment (the “First Amendment”) to the Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”) with the financial institutions named as lenders therein and Wells Fargo. The First Amendment added a new term loan facility in an aggregate principal amount of $250 million (the “First Amendment Term Loan Facility,” together with the Initial Term Loan Facility, the "Term Loan Facilities") which was payable in quarterly installments equal to $3.125 million, commencing with the quarter ended June 30, 2023, and had a maturity date of March 30, 2026. The obligations of the Company and certain domestic subsidiaries under the Amended Credit Agreement are required to be guaranteed by the Domestic Guarantors and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Domestic Guarantors. As of September 30, 2024 the Company had repaid all of the First Amendment Term Loan Facility and as a result there are no future payments due.

The Company's unamortized balance of debt issuance costs is $0.9 million as of September 30, 2024, which are amortized as interest expense over the life of the Facilities. Amortization of debt issuance costs included in interest expense for the three months ended September 30, 2024 and September 30, 2023 were $1.04 million and $0.43 million, respectively.

The Company's debt consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Initial Term Loan Facility - short term	$25,000	$25,000
First Amendment Term Loan Facility - short-term	—	12,500
Debt issuance costs, net	(590)	(992)
Total Debt - short term	24,410	36,508
Initial Term Loan Facility - long term	387,500	393,750
First Amendment Term Loan Facility - long-term	—	101,875
Revolving Facility - long term	140,000	175,000
Debt issuance costs, net	(295)	(747)
Total Debt - long term	$527,205	$669,878

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

The Facilities

As of September 30, 2024, $412.5 million was outstanding on the Initial Term Loan Facility and $140.0 million was outstanding on the Revolving Facility, leaving $560.0 million available on the Revolving Facility. The First Amendment Term Loan Facility was fully repaid during the three months ended September 30, 2024 and there is no balance outstanding as of September 30, 2024.

Term Loan Facilities

During the three months ended September 30, 2024, the Company made aggregate payments of $129.4 million under the Term Loan Facilities, of which $120.6 million was repayment of principal and $8.8 million was payment of interest.

Revolving Facility

Under the Amended Credit Agreement, during the three months ended September 30, 2024, the Company made aggregate payments of $38.2 million under the Revolving Facility, of which $35.0 million was repayment of principal and $3.2 million was payment of interest.

The following table summarizes the Company’s estimated debt and interest payment obligations as of September 30, 2024, for the remainder of fiscal 2025 and future fiscal years (in thousands):

	2025 (remainder)	2026	2027	2028	2029	Thereafter	Total
Debt payment obligations	$18,750	$533,750	$—	$—	$—	$—	$552,500
Interest and other payments on debt payment obligations (1)	27,550	26,636	—	—	—	—	54,186
Total	$46,300	$560,386	$—	$—	$—	$—	$606,686
(1) Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2024. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2024, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three months ended September 30, 2024 and 2023 (in thousands):

	Financial Statement Classification	Three Months Ended September 30,
		2024	2023
Operating lease costs:
Fixed lease costs	Operating expenses	$2,917	$2,936
Fixed lease costs	Cost of revenues	1,159	682
Variable lease costs	Operating expenses	113	199
Variable lease costs	Cost of revenues	196	280
Total lease costs		$4,385	$4,097

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three months ended September 30, 2024 and 2023 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2024 and 2023, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.4 million and $4.3 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2024:

Remainder of Fiscal 2025	$11,437
Fiscal 2026	11,182
Fiscal 2027	7,141
Fiscal 2028	5,576
Fiscal 2029	3,735
Thereafter	13,848
Total future fixed operating lease payments	$52,919

Less: Imputed interest	$4,550
Total operating lease liabilities	$48,369

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	3.6%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2024, we had $1,134.3 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $28.1 million as of September 30, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within income tax payable on our consolidated balance sheets.

Other Obligations

As of September 30, 2024, the Company has other obligations of $6.2 million which consisted primarily of commitments related to research and development projects.

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

Vivato/XR

On April 19, 2017, XR Communications, LLC, d/b/a Vivato Technologies (“Vivato”), filed a complaint against the Company in the United States District Court for the Central District of California. On October 16, 2024, the Company and Vivato entered into a settlement agreement and the complaint was dismissed with prejudice by the court on October 24,2024.

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
NOTE 10—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Company’s Annual Report.

As of September 30, 2024, the Company had 4,864,798 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Cost of revenues	$54	$33
Research and development	1,237	1,135
Sales, general and administrative	405	332
	$1,696	$1,500
Stock Options

There were no options exercised under the Company’s stock incentive plans during the three months ended September 30, 2024 and 2023.

As of September 30, 2024, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three months ended September 30, 2024, and 2023.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2024	101,966	$191.04
RSUs granted	15,815	$139.98
RSUs vested	(9,849)	$183.32
RSUs canceled	(2,017)	$187.64
Non-vested RSUs, September 30, 2024	105,915	$184.20

The intrinsic value of RSUs vested in the three months ended September 30, 2024 and 2023 was $1.5 million and $1.3 million, respectively.

The total intrinsic value of all outstanding RSUs was $23.5 million as of September 30, 2024.

As of September 30, 2024, there were unrecognized compensation costs related to RSUs of $13.7 million which the Company expects to recognize over a weighted average period of 3.1 years.

NOTE 11—INCOME TAXES

The Company recorded tax provisions of $30.6 million for the three months ended September 30, 2024 as compared to $19.3 million for the three months ended September 30, 2023. Our effective tax rate increased to 19.3% for the three months ended September 30, 2024 as compared to 18.1% for the three months ended September 30, 2023. The change in effective tax rates for the three months ended September 30, 2024, as compared to the same period in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions.

The Company’s estimated fiscal year 2025 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under the Global Intangible Low-Taxes Income ("GILTI") rules.

As of September 30, 2024, the Company had approximately $34.6 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of September 30, 2024, the Company had $5.4 million accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the Hong Kong Inland Revenue Department (“IRD”). All material consolidated federal, state and local income tax matters have been concluded for years through 2014. The majority of the Company's foreign jurisdictions have been concluded through 2018, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2018 statutory tax years.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final NOPA to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgment. The IRS responded to the Company’s Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgment. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgment. As such, the Company is awaiting a trial date to be set which it currently expects to receive by the end of March 2025. The Company continues to believe that its tax position filed with the IRS with regard to this matter is more likely than not to be sustained based on the technical merits. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty. Between fiscal years 2018 and 2023, the Company made payments totaling a combined amount of $60.4 million as deposits with the Hong Kong IRD in connection with extending the statute of limitation for the 2010-2017 income tax audits. On March 27, 2024, the Company received notification that the Hong Kong IRD is seeking an additional $0.8 million deposit covering the 2018 statutory tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of under $0.1 million covering the 2018 statutory tax year. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The Company expects the $60.7 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates prior to the conclusion of the Company’s fiscal year 2025. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of fiscal year 2025. For the three months ended September 30, 2024, the Company did not have material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
Enterprise technology	$470,184	85%	$380,095	82%
Service provider technology	80,160	15%	82,983	18%
Total revenues	$550,344	100%	$463,078	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
North America (1)	$271,247	49%	$224,785	49%
Europe, the Middle East and Africa (“EMEA”)	204,888	37%	172,394	37%
Asia Pacific	40,938	8%	36,086	8%
South America	33,271	6%	29,813	6%
Total revenues	$550,344	100%	$463,078	100%
 (1) Revenue for the United States was $248.7 million and $209.2 million for the three months ended September 30, 2024 and 2023, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three months ended September 30,		September 30,	June 30,
	2024	2023	2024	2024
Customer A	*	*	10%	*
* Denotes less than 10%

NOTE 13—SUBSEQUENT EVENTS

Dividends

On November 8, 2024, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on November 25, 2024 to shareholders of record at the close of business on November 18, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding the segment can be found in Note 12, "Segment Information, Revenues by Geography and Significant Customers" to our Consolidated Financial Statements (unaudited). Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our systems revenues to this implied PCS.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 57% of our revenues during the three months ended September 30, 2024. Direct sales accounted for 43% of our revenue during the three months ended September 30, 2024.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, filed with the SEC on August 23, 2024, and there have been no material changes other than that have been disclosed in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements herein. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
		% of Revenues		% of Revenues
Revenues	$550,344	100%	$463,078	100%
Cost of revenues (1)	318,726	58%	279,203	60%
Gross profit	231,618	42%	183,875	40%
Operating expenses:
Research and development (1)	37,997	7%	36,283	8%
Sales, general and administrative (1)	24,415	4%	19,290	4%
Total operating expenses	62,412	11%	55,573	12%
Income from operations	169,206	31%	128,302	28%
Interest expense and other, net	10,578	2%	21,224	5%
Income before income taxes	158,628	29%	107,078	23%
Provisions for income taxes	30,640	6%	19,328	4%
Net income	$127,988	23%	$87,750	19%
(1) Includes share-based compensation as follows:
Cost of revenues	54		33
Research and development	1,237		1,135
Sales, general and administrative	405		332
Total share-based compensation	$1,696		$1,500
Revenues

Total revenues increased $87.3 million, or 19%, from $463.1 million in the three months ended September 30, 2023 to $550.3 million in the three months ended September 30, 2024.

The increase in revenues for the three months ended September 30, 2024, as compared to the same period in the prior year, was primarily driven by an increase in revenue from our Enterprise Technology platform, offset in part by a decrease in revenue from our Service Provider Technology platform.
Revenues by Product Type

	Three Months Ended September 30,
	2024		2023
	(in thousands, except percentages)
Enterprise technology	$470,184	85%	$380,095	82%
Service provider technology	80,160	15%	82,983	18%
Total revenues	$550,344	100%	$463,078	100%

Enterprise Technology revenue increased $90.1 million, or 24%, from $380.1 million in the three months ended September 30, 2023 to $470.2 million in the three months ended September 30, 2024.

The increase in Enterprise Technology revenue during the three months ended September 30, 2024, as compared to the same period in the prior year, was primarily due to an increase in revenue from our Enterprise Technology platform across all regions except South America.

Service Provider Technology revenue decreased $2.8 million, or 3%, from $83.0 million in the three months ended September 30, 2023 to $80.2 million in the three months ended September 30, 2024.

The decrease in Service Provider Technology in the three months ended September 30, 2024, as compared to the same period in the prior year, was primarily due to decline in revenues in the North America and EMEA regions.
Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
	(in thousands, except percentages)
North America(1)	$271,247	49%	$224,785	49%
Europe, the Middle East and Africa (“EMEA”)	204,888	37%	172,394	37%
Asia Pacific	40,938	8%	36,086	8%
South America	33,271	6%	29,813	6%
Total revenues	$550,344	100%	$463,078	100%
(1) Revenue for the United States was $248.7 million and $209.2 million for the three months ended September 30, 2024 and 2023, respectively.

North America

Revenues in North America increased by $46.5 million, or 21%, from $224.8 million in the three months ended September 30, 2023 to $271.2 million in the three months ended September 30, 2024.

The increase in North America revenues during the three months ended September 30, 2024, as compared to the same period in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased by $32.5 million, or 19%, from $172.4 million in the three months ended September 30, 2023 to $204.9 million in the three months ended September 30, 2024.

The increase in EMEA revenues during the three months ended September 30, 2024, as compared to the same period in the prior year, was primarily due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased by $4.9 million, or 13%, from $36.1 million in the three months ended September 30, 2023 to $40.9 million in the three months ended September 30, 2024.

The increase in Asia Pacific revenues during the three months ended September 30, 2024, as compared to the same period in the prior year, was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

South America

Revenues in South America increased by $3.5 million, or 12%, from $29.8 million in the three months ended September 30, 2023 to $33.3 million in the three months ended September 30, 2024.

The increase in South America revenues during the three months ended September 30, 2024, as compared to the same period in the prior year, was due to increased revenue from our Service Provider Technology products, partially offset by a decrease in revenue from our Enterprise Technology products.

Gross Profit

Gross profit margin increased to 42.1% in the three months ended September 30, 2024, compared to 39.7% in the three months ended September 30, 2023. The increase in gross profit margin for the three months ended September 30, 2024, as compared to the comparable prior year period, was primarily driven by favorable product mix and lower tariffs, offset in part by higher shipping costs, warehouse related expenses and incremental excess and obsolete inventory charges.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $1.7 million, or 5%, from $36.3 million in the three months ended September 30, 2023 to $38.0 million in the three months ended September 30, 2024. As a percentage of revenues, R&D expenses decreased from 8% for the three months ended September 30, 2023 to 7% for the three months ended September 30, 2024.

The increase in R&D expenses during the three months ended September 30, 2024, as compared to the comparable prior year period, was primarily driven by higher employee-related expenses, depreciation and software costs, offset in part by lower prototype-related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased by $5.1 million, or 27%, from $19.3 million in the three months ended September 30, 2023 to $24.4 million in the three months ended September 30, 2024. As a percentage of revenues, SG&A expenses remained consistent at 4% for the three months ended September 30, 2023, compared to the three months ended September 30, 2024.

The increase in SG&A for the three months ended September 30, 2024, as compared to the comparable prior year period, was primarily due to higher fees associated with webstore credit card processing, professional fees and marketing expenses.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses decreased $10.6 million, or 50% from $21.2 million in the three months ended September 30, 2023 to $10.6 million in the three months ended September 30, 2024. As a percentage of revenue, I&O decreased from 5% for the three months ended September 30, 2023 to 2% for the three months ended September 30, 2024.

The decrease in I&O expenses during the three months ended September 30, 2024, as compared to the comparable prior year period, was primarily due to lower interest expense driven by a decrease in borrowings and lower interest rates and foreign exchange gains.

Provision for Income Taxes

Our provision for income taxes increased $11.3 million, or 59%, from $19.3 million for the three months ended September 30, 2023 to $30.6 million for the three months ended September 30, 2024. Our effective tax rate increased to 19.3% for the three months ended September 30, 2024 as compared to 18.1% for the three months ended September 30, 2023.

The change in effective tax rates for the three months ended September 30, 2024, as compared to the same period in the prior year, was primarily driven by a change in the mix of income earned in various tax jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $165.2 million and $126.3 million as of September 30, 2024 and June 30, 2024, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$233,667	$67,682
Net cash used in investing activities	(2,604)	(3,025)
Net cash used in financing activities	(192,230)	(70,956)
Net increase (decrease) in cash and cash equivalents	$38,833	$(6,299)

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2024 consisted primarily of net income of $128.0 million, and the benefit of decreasing vendor deposits of $21.7 million, decreasing inventories of $8.5 million and non-cash adjustments of $15.9 million, further augmented by other changes in operating assets and liabilities that resulted in net cash inflows of $59.7 million. This net change in operating assets and liabilities consisted primarily of a $58.7 million increase in net accounts payable and accrued liabilities, a $6.2 million increase in taxes payable and $5.4 million decrease in accounts receivable.

Net cash provided by operating activities during the three months ended September 30, 2023 consisted primarily of net income of $87.8 million, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $31.2 million. This net change consisted primarily of a $33.5 million decrease in net accounts payable and accrued liabilities, a $25.7 million increase in vendor deposits, partially offset by a $28.6 million decrease in inventory.

Cash Flows from Investing Activities

We used $2.6 million of cash in investing activities during the three months ended September 30, 2024. Our investing activities consisted primarily of $2.6 million of capital expenditures.

We used $3.0 million of cash in investing activities during the three months ended September 30, 2023. Our investing activities consisted primarily of $3.0 million of capital expenditures.

Cash Flows from Financing Activities

We used $192.2 million of cash in financing activities during the three months ended September 30, 2024. During the three months ended September 30, 2024, we repaid $155.6 million under the Company's credit Facilities and used $36.3 million related to dividends paid on our common stock.

We used $71.0 million of cash in financing activities during the three months ended September 30, 2023. During the three months ended September 30, 2023, we repaid $34.4 million under the Company’s credit Facilities and used $36.3 million related to dividends paid on our common stock.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2024.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of September 30, 2024.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2024, we had $1,134.3 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $28.1 million as of September 30, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within Income tax payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $6.2 million as of September 30, 2024, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of September 30, 2024, we had $34.6 million of unrecognized tax benefits and an additional $5.4 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $165.2 million and $126.3 million as of September 30, 2024 and June 30, 2024, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2024, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $11.1 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $3.0 million for the three months ended September 30, 2024.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as of September 30, 2024 are denominated would result in a charge or benefit to our income before income taxes of approximately $6.1 million for fiscal year September 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2024, our balance outstanding under the Amended Credit Agreement for our Term Facilities and Revolving Facility (each as defined herein), was $412.5 million and $140.0 million, respectively. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of November 8, 2024, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

UBIQUITI INC.

Dated:	November 8, 2024	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 8, 2024	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)