Form 10-Q
period 2024-12-31
Ubiquiti Inc.
filed 2025-02-07
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 6, 2025, 60,490,337 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$133,088	$126,342
Accounts receivable, net of allowance for doubtful accounts of $6,024 and $498 at December 31, 2024 and June 30, 2024, respectively	167,883	169,147
Inventories	537,344	462,032
Vendor deposits	73,707	123,461
Prepaid expenses and other current assets	49,639	35,031
Total current assets	961,661	916,013
Property and equipment, net	75,217	81,126
Operating lease right-of-use assets, net	42,727	47,768
Deferred tax assets	35,985	35,934
Other long-term assets	68,128	73,571
Total assets	$1,183,718	$1,154,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,001	$51,095
Income taxes payable	32,019	23,475
Debt — short-term	24,410	36,508
Other current liabilities	253,864	173,713
Total current liabilities	432,294	284,791
Income taxes payable — long-term	28,355	53,599
Operating lease liabilities — long-term	32,721	37,176
Debt — long-term	381,104	669,878
Deferred tax liability — long-term	—	492
Other long-term liabilities	18,799	13,416
Total liabilities	893,273	1,059,352
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,470,517 and 60,462,539 issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	60	60
Additional paid–in capital	13,811	10,645
Retained earnings	276,574	84,355
Total stockholders’ equity	290,445	95,060
Total liabilities and stockholders’ equity	$1,183,718	$1,154,412

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues	$599,879	$464,954	$1,150,223	$928,032
Cost of revenues	352,649	287,307	671,375	566,510
Gross profit	247,230	177,647	478,848	361,522
Operating expenses:
Research and development	39,958	36,911	77,955	73,194
Sales, general and administrative	28,460	19,634	52,875	38,923
Total operating expenses	68,418	56,545	130,830	112,117
Income from operations	178,812	121,102	348,018	249,405
Interest expense and other, net	11,440	18,262	22,018	39,486
Income before income taxes	167,372	102,840	326,000	209,919
Provision for income taxes	30,577	20,724	61,217	40,053
Net income	$136,795	$82,116	$264,783	$169,866
Net income per share of common stock:
Basic	$2.26	$1.36	$4.38	$2.81
Diluted	$2.26	$1.36	$4.38	$2.81
Weighted average shares used in computing net income per share of common stock:
Basic	60,470	60,448	60,470	60,447
Diluted	60,527	60,451	60,514	60,451
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three and Six Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$95,060
Net Income	—	—	—	127,988	127,988
Restricted stock units issued, net of tax withholdings	7,669	—	(323)	—	(323)
Share-based compensation expense	—	—	1,696	—	1,696
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balance at September 30, 2024	60,470,208	$60	$12,018	$176,061	$188,139
Net Income	—	—	—	136,795	136,795
Restricted stock units issued, net of tax withholdings	309	—	—	—	—
Share-based compensation expense	—	—	1,793	—	1,793
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balances at December 31, 2024	60,470,517	$60	$13,811	$276,574	$290,445

	Three and Six Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$(115,733)
Net Income	—	—	—	87,750	87,750
Restricted stock units issued, net of tax withholdings	5,660	—	(313)	—	(313)
Share-based compensation expense	—	—	1,500	—	1,500
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,268)	(36,268)
Balance at September 30, 2023	60,447,556	$60	$5,908	$(69,032)	$(63,064)
Net Income	—	—	—	82,116	82,116
Restricted stock units issued, net of tax withholdings	731	—	(11)	—	(11)
Share-based compensation expense	—	—	1,506	—	1,506
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,269)	(36,269)
Balances at December 31, 2023	60,448,287	$60	$7,403	$(23,185)	$(15,722)

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$264,783	$169,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,710	9,641
Amortization of debt issuance costs	1,369	867
Non-cash lease expense	(108)	220
Provision for excess and obsolete inventory	2,949	3,283
Provision for loss on vendor deposits	6,874	7,750
Share-based compensation	3,489	3,006
Deferred taxes	(543)	242
Provision for bad debts	5,527	133
Other, net	(214)	(164)
Changes in operating assets and liabilities:
Accounts receivable	(4,263)	(3,763)
Inventories	(78,603)	50,138
Vendor deposits	42,880	(17,019)
Prepaid expenses and other assets	(10,300)	3,333
Accounts payable	71,466	(61,511)
Income taxes payable	(16,700)	(29,333)
Deferred revenues	8,985	1,631
Accrued and other liabilities	77,797	7,943
Net cash provided by operating activities	386,098	146,263
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(4,590)	(6,877)
Net cash used in investing activities	(4,590)	(6,877)
Cash Flows from Financing Activities:
Repayment against credit facility- Revolver	(175,000)	(65,000)
Repayment against credit facility- Term	(126,875)	(18,750)
Payment of common stock cash dividends	(72,564)	(72,537)
Tax withholdings related to net share settlements of restricted stock units	(323)	(324)
Net cash used in financing activities	(374,762)	(156,611)
Net increase (decrease) in cash and cash equivalents	6,746	(17,225)
Cash and cash equivalents at beginning of period	126,342	114,826
Cash and cash equivalents at end of period	$133,088	$97,601
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$78,779	$68,211
Interest paid	$20,281	$41,099
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$2,495	$1,067
Unpaid property and equipment and other long-term assets	$742	$927

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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024, included in its Annual Report on Form 10-K, as filed with the SEC on August 23, 2024 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for any future periods.

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

Recent Accounting Pronouncements Not Yet Effective

Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures in the Company's fiscal year beginning July 1, 2024, with interim period disclosures required effective with the Company's fiscal year beginning July 1, 2025. Early adoption of ASU 2023-07 is permitted. We do not expect this ASU to have a significant impact on our disclosures or results of operations, cash flows, and financial condition.

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

Disaggregation of Expenses
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses ("ASU 2024-03") which requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments in ASU 2024-03 will become effective for annual disclosures in the Company's fiscal year beginning July 1, 2027, with interim period disclosures required effective with the Company's fiscal year beginning July 1, 2028. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

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

As of December 31, 2024 and June 30, 2024, the Company’s customer deposits were $1.2 million and $1.3 million, respectively.

As of December 31, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $26.8 million and $18.8 million, respectively.

As of June 30, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.3 million and $13.4 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For the three and six months ended December 31, 2024 we recognized revenues amounting to $4.9 million and $12.3 million from the deferred revenue balance as of June 30, 2024. For the three and six months ended December 31, 2023, we recognized revenues amounting to $4.3 million and $11.0 million from the deferred revenue balance as of June 30, 2023.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income	$136,795	$82,116	$264,783	$169,866
Denominator:
Weighted-average shares used in computing basic earnings per share	60,470	60,448	60,470	60,447
Add—dilutive potential common shares:
Restricted stock units	57	3	44	4
Weighted-average shares used in computing diluted net income per share	60,527	60,451	60,514	60,451
Net income per share of common stock:
Basic	$2.26	$1.36	$4.38	$2.81
Diluted	$2.26	$1.36	$4.38	$2.81

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Finished goods	$476,130	$387,447
Raw materials	61,214	74,585
Total	$537,344	$462,032

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Prepaid income taxes	$7,102	$6,766
Prepaid expenses and other assets	36,028	23,702
Other taxes	6,509	4,563
Total	$49,639	$35,031

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Testing equipment	$19,616	$18,964
Tooling equipment	26,461	26,892
Leasehold improvements	26,199	26,264
Computer and other equipment	7,699	10,482
Software	9,032	9,375
Furniture and fixtures	2,142	1,913
Corporate aircraft	65,807	65,807
Property and equipment, gross	156,956	159,697
Less: Accumulated depreciation and amortization	(81,739)	(78,571)
Property and equipment, net	$75,217	$81,126

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Hong Kong Tax deposit (1)	$60,713	$60,402
Intangible assets, net (2)	3,395	4,164
Other long-term assets, net	4,020	9,005
Total	$68,128	$73,571
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 11, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $8.2 million and $7.5 million as of December 31, 2024, and June 30, 2024, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Deferred revenue — short-term	$26,763	20,332
Accrued expenses	27,965	26,600
Lease liability— current	13,030	13,724
Warranty accrual	11,811	10,825
Accrued compensation and benefits	10,804	8,453
Customer deposits	1,189	1,283
Reserve for sales returns	3,352	3,906
Inventory received not billed	135,424	72,560
Other payables	23,526	16,030
Total	$253,864	$173,713

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Deferred revenue — long-term	$18,799	$13,416

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2024	2023
Beginning balance	$10,825	$8,745
Accruals for warranties issued during the period	7,929	6,232
Changes in liability for pre-existing warranties during the period	(331)	687
Settlements made during the period	(6,612)	(5,757)
Ending balance	$11,811	$9,907

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

The Company's unamortized balance of debt issuance costs is $0.7 million as of December 31, 2024, which are amortized as interest expense over the life of the Facilities. Amortization of debt issuance costs included in interest expense for the three months ended December 31, 2024 and December 31, 2023 were $0.3 million and $0.4 million, respectively. Amortization of debt issuance costs included in interest expense for the six months ended December 31, 2024 and December 31, 2023 were $1.4 million and $0.9 million, respectively.

The Company's debt consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Initial Term Loan Facility - short term	$25,000	$25,000
First Amendment Term Loan Facility - short-term	—	12,500
Debt issuance costs, net	(590)	(992)
Total Debt - short term	24,410	36,508
Initial Term Loan Facility - long term	381,250	393,750
First Amendment Term Loan Facility - long-term	—	101,875
Revolving Facility - long term	—	175,000
Debt issuance costs, net	(146)	(747)
Total Debt - long term	$381,104	$669,878

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

The Facilities

As of December 31, 2024, $406.3 million was outstanding on the Initial Term Loan Facility. There was no outstanding balance on the Revolving Facility as of December 31, 2024, resulting in $700.0 million being available on the Revolving Facility. The First Amendment Term Loan Facility was fully repaid during the three months ended September 30, 2024 and there is no balance outstanding as of December 31, 2024.

Term Loan Facilities

During the six months ended December 31, 2024, the Company made aggregate payments of $142.3 million under the Term Loan Facilities, of which $126.9 million was repayment of principal and $15.4 million was payment of interest.

Revolving Facility

Under the Amended Credit Agreement, during the six months ended December 31, 2024, the Company made aggregate payments of $179.9 million under the Revolving Facility, of which $175.0 million was repayment of principal and $4.9 million was payment of interest.

The following table summarizes the Company’s estimated debt and interest payment obligations as of December 31, 2024, for the remainder of fiscal 2025 and future fiscal years (in thousands):

	2025 (remainder)	2026	2027	2028	2029	Thereafter	Total
Debt payment obligations	$12,500	$393,750	$—	$—	$—	$—	$406,250
Interest and other payments on debt payment obligations (1)	12,777	18,570	—	—	—	—	31,347
Total	$25,277	$412,320	$—	$—	$—	$—	$437,597
(1) Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2024. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of December 31, 2024, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and six months ended December 31, 2024 and 2023 (in thousands):

	Financial Statement Classification	Three Months Ended December 31,		Six Months Ended December 31,
		2024	2023	2024	2023
Operating lease costs:
Fixed lease costs	Operating expenses	$2,928	$2,927	$5,845	$5,863
Fixed lease costs	Cost of revenues	1,159	1,073	2,318	1,754
Variable lease costs	Operating expenses	140	128	253	326
Variable lease costs	Cost of revenues	190	187	386	468
Total lease costs		$4,417	$4,315	$8,802	$8,411

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and six months ended December 31, 2024 and 2023 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended December 31, 2024 and 2023, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.5 million and $4.3 million, respectively. For the six months ended December 31, 2024 and 2023, cash paid for amounts associated with the Company's operating lease liabilities were approximately

$8.9 million and $8.6 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2024:

Remainder of Fiscal 2025	$7,689
Fiscal 2026	11,647
Fiscal 2027	7,367
Fiscal 2028	5,687
Fiscal 2029	3,735
Thereafter	13,848
Total future fixed operating lease payments	$49,973

Less: Imputed interest	$4,222
Total operating lease liabilities	$45,751

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	3.7%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of December 31, 2024, we had $1,150.2 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of December 31, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $28.1 million as of December 31, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within income tax payable on our consolidated balance sheets.

Other Obligations

As of December 31, 2024, the Company has other obligations of $6.9 million which consisted primarily of commitments related to research and development projects.

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
NOTE 10—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Company’s Annual Report.

As of December 31, 2024, the Company had 4,864,099 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of revenues	$57	$35	$111	$69
Research and development	1,318	1,161	2,556	2,295
Sales, general and administrative	418	310	822	642
	$1,793	$1,506	$3,489	$3,006

Stock Options

There were no options exercised under the Company’s stock incentive plans during the three and six months ended December 31, 2024 and 2023.

As of December 31, 2024, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three and six months ended December 31, 2024, and 2023.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2024	101,966	$191.04
RSUs granted	16,714	$147.42
RSUs vested	(10,158)	$185.60
RSUs canceled	(2,217)	$186.97
Non-vested RSUs, December 31, 2024	106,305	$184.79

The intrinsic value of RSUs vested in both the three months ended December 31, 2024 and 2023 was $0.1 million.

The intrinsic value of RSUs vested in the six months ended December 31, 2024 and 2023 was $1.6 million and $1.4 million, respectively.

The total intrinsic value of all outstanding RSUs was $35.3 million as of December 31, 2024.

As of December 31, 2024, there were unrecognized compensation costs related to RSUs of $12.4 million which the Company expects to recognize over a weighted average period of 2.9 years.

NOTE 11—INCOME TAXES

The Company recorded tax provisions of $30.6 million and $61.2 million for the three and six months ended December 31, 2024 as compared to $20.7 million and $40.1 million for the three and six months ended December 31, 2023. Our effective tax rate decreased to 18.3% for the three months ended December 31, 2024 as compared to 20.2% for the three months ended December 31, 2023. Our effective tax rate decreased from 19.1% for the six months ended December 31, 2023 to 18.8% for the six months ended December 31, 2024. The change in effective tax rates for the three and six months ended December 31, 2024, as compared to the same periods in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions as well as a U.S. state adjustment recorded in the three months ended December 31, 2023.

The Company’s estimated fiscal year 2025 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under the Global Intangible Low-Taxes Income ("GILTI") rules.

As of December 31, 2024, the Company had approximately $36.1 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of December 31, 2024, the Company had $5.9 million accrued interest related to uncertain tax matters.

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

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on

January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final NOPA to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgment. The IRS responded to the Company’s Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgment. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgment. As such, the Company is awaiting a trial date to be set which it currently expects to receive by the end of June 2025. The Company continues to believe that its tax position filed with the IRS with regard to this matter is more likely than not to be sustained based on the technical merits. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

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

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates prior to the conclusion of the Company’s fiscal year 2025. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of fiscal year 2025. For the three and six months ended December 31, 2024, the Company did not have material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Enterprise technology	$518,202	86%	$391,492	84%	$988,385	86%	$771,586	83%
Service provider technology	81,677	14%	73,462	16%	161,838	14%	156,446	17%
Total revenues	$599,879	100%	$464,954	100%	$1,150,223	100%	$928,032	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
North America (1)	$321,644	54%	$225,858	49%	$592,890	52%	$450,642	49%
Europe, the Middle East and Africa (“EMEA”)	208,579	35%	172,951	37%	413,467	36%	345,345	37%
Asia Pacific	43,081	7%	33,270	7%	84,019	7%	69,356	7%
South America	26,575	4%	32,875	7%	59,847	5%	62,689	7%
Total revenues	$599,879	100%	$464,954	100%	$1,150,223	100%	$928,032	100%
 (1) Revenue for the United States was $296.1 million and $210.4 million for the three months ended December 31, 2024 and 2023, respectively. Revenue for the United States was $544.8 million and $419.6 million for the six months ended December 31, 2024 and 2023, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three months ended December 31,		December 31,	June 30,
	2024	2023	2024	2024
Customer A	*	*	11%	*
* Denotes less than 10%

NOTE 13—SUBSEQUENT EVENTS

Dividends

On February 4, 2025, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on February 24, 2025 to shareholders of record at the close of business on February 18, 2025. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 55% of our revenues during the six months ended December 31, 2024. Direct sales accounted for 45% of our revenue during the six months ended December 31, 2024.

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

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. In February 2025, the Office of the United States Customs and Border Protection, Department of Homeland Security announced an incremental 10% tariff for products imported into the U.S. from China. This will result in the products that are imported into the U.S. from China after the effective date having additional tariffs imposed on them between 10% and 35%. These tariffs have affected our operating results and margins. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by political events and foreign policy responses” for additional information.

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

Results of Operations

Comparison of Three and Six Months Ended December 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$599,879	100%	$464,954	100%	$1,150,223	100%	$928,032	100%
Cost of revenues (1)	352,649	59%	287,307	62%	671,375	58%	566,510	61%
Gross profit	247,230	41%	177,647	38%	478,848	42%	361,522	39%
Operating expenses:
Research and development (1)	39,958	7%	36,911	8%	77,955	7%	73,194	8%
Sales, general and administrative (1)	28,460	5%	19,634	4%	52,875	5%	38,923	4%
Total operating expenses	68,418	12%	56,545	12%	130,830	11%	112,117	12%
Income from operations	178,812	29%	121,102	26%	348,018	31%	249,405	27%
Interest expense and other, net	11,440	2%	18,262	4%	22,018	2%	39,486	4%
Income before income taxes	167,372	27%	102,840	22%	326,000	29%	209,919	23%
Provisions for income taxes	30,577	5%	20,724	4%	61,217	5%	40,053	4%
Net income	$136,795	22%	$82,116	18%	$264,783	24%	$169,866	19%
(1) Includes share-based compensation as follows:
Cost of revenues	57		35		111		69
Research and development	1,318		1,161		2,556		2,295
Sales, general and administrative	418		310		822		642
Total share-based compensation	$1,793		$1,506		$3,489		$3,006
Revenues

Total revenues increased $134.9 million, or 29%, from $465.0 million in the three months ended December 31, 2023 to $599.9 million in the three months ended December 31, 2024.

Total revenues increased $222.2 million, or 24%, from $928.0 million in the six months ended December 31, 2023 to $1,150.2 million in the six months ended December 31, 2024.

The increase in revenues for the three months and six months ended December 31, 2024, as compared to the same periods in the prior year, was driven by an increase in revenue from both our Enterprise Technology platform and our Service Provider Technology platform.

Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
Enterprise technology	$518,202	86%	$391,492	84%	$988,385	86%	$771,586	83%
Service provider technology	81,677	14%	73,462	16%	161,838	14%	156,446	17%
Total revenues	$599,879	100%	$464,954	100%	$1,150,223	100%	$928,032	100%

Enterprise Technology revenue increased $126.7 million, or 32%, from $391.5 million in the three months ended December 31, 2023 to $518.2 million in the three months ended December 31, 2024. Enterprise Technology revenue increased $216.8 million, or 28%, from $771.6 million in the six months ended December 31, 2023 to $988.4 million in the six months ended December 31, 2024.

The increase in Enterprise Technology revenue during the three months and six months ended December 31, 2024, as compared to the same periods in the prior year, was due to an increase in revenue from our Enterprise Technology platform across all regions except South America.

Service Provider Technology revenue increased $8.2 million, or 11%, from $73.5 million in the three months ended December 31, 2023 to $81.7 million in the three months ended December 31, 2024. Service Provider Technology revenue increased $5.4 million, or 3%, from $156.4 million in the six months ended December 31, 2023 to $161.8 million in the six months ended December 31, 2024.

The increase in Service Provider Technology in the three months and six months ended December 31, 2024, as compared to the same periods in the prior year, was due to an increase in revenues in the North America and South America regions.
Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$321,644	54%	$225,858	49%	$592,890	52%	$450,642	49%
Europe, the Middle East and Africa (“EMEA”)	208,579	35%	172,951	37%	413,467	36%	345,345	37%
Asia Pacific	43,081	7%	33,270	7%	84,019	7%	69,356	7%
South America	26,575	4%	32,875	7%	59,847	5%	62,689	7%
Total revenues	$599,879	100%	$464,954	100%	$1,150,223	100%	$928,032	100%
(1) Revenue for the United States was $296.1 million and $210.4 million for the three months ended December 31, 2024 and 2023, respectively. Revenue for the United States was $544.8 million and $419.6 million for the six months ended December 31, 2024 and 2023, respectively.

North America

Revenues in North America increased by $95.8 million, or 42%, from $225.9 million in the three months ended December 31, 2023 to $321.6 million in the three months ended December 31, 2024 and increased by $142.2 million, or 32%, from $450.6 million in the six months ended December 31, 2023 to $592.9 million in the six months ended December 31, 2024.

The increase in North America revenues during the three months and six months ended December 31, 2024, as compared to the same periods in the prior year, was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased by $35.6 million, or 21%, from $173.0 million in the three months ended December 31, 2023 to $208.6 million in the three months ended December 31, 2024 and increased by $68.1 million, or 20%, from $345.3 million in the six months ended December 31, 2023 to $413.5 million in the six months ended December 31, 2024.

The increase in EMEA revenues during the three months and six months ended December 31, 2024, as compared to the same periods in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased by $9.8 million, or 29%, from $33.3 million in the three months ended December 31, 2023 to $43.1 million in the three months ended December 31, 2024 and increased by $14.7 million, or 21%, from $69.4 million in the six months ended December 31, 2023 to $84.0 million in the six months ended December 31, 2024.

The increase in Asia Pacific revenues during the three months and six months ended December 31, 2024, as compared to the same periods in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America decreased by $6.3 million, or 19%, from $32.9 million in the three months ended December 31, 2023 to $26.6 million in the three months ended December 31, 2024 and decreased by $2.8 million, or 5%, from $62.7 million in the six months ended December 31, 2023 to $59.8 million in the six months ended December 31, 2024.

The decrease in South America revenues during the three months and six months ended December 31, 2024, as compared to the same periods in the prior year, was due to a decrease in revenue from our Enterprise Technology products, offset in part by increased revenue from our Service Provider Technology products.

Gross Profit

Gross profit margin increased to 41% in the three months ended December 31, 2024, compared to 38% in the three months ended December 31, 2023 and increased to 42% in the six months ended December 31, 2024, compared to 39% in the six months ended December 31, 2023. The increase in gross profit margin for the three months ended December 31, 2024, as compared to the comparable prior year period, was primarily driven by favorable product mix, lower warehouse related expenses and excess and obsolete inventory charges, offset in part by higher shipping and tariff costs. The increase in gross profit margin for the six months ended December 31, 2024, as compared to the comparable prior year period, was primarily driven by favorable product mix, lower warehouse-related expenses, excess and obsolete inventory charges and tariff costs, offset in part by higher shipping costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $3.0 million, or 8%, from $36.9 million in the three months ended December 31, 2023 to $40.0 million in the three months ended December 31, 2024. As a percentage of revenues, R&D expenses decreased from 8% for the three months ended December 31, 2023 to 7% for the three months ended December 31, 2024.

R&D expenses increased by $4.8 million, or 7%, from $73.2 million in the six months ended December 31, 2023 to $78.0 million in the six months ended December 31, 2024. As a percentage of revenues, R&D expenses decreased from 8% for the six months ended December 31, 2023 to 7% for the six months ended December 31, 2024.

The increase in R&D expenses during the three months ended December 31, 2024, as compared to the comparable prior year period, was primarily driven by higher prototype-related expenses and employee-related expenses. The increase in R&D expenses during the six months ended December 31, 2024, as compared to the comparable prior year period, was primarily driven by higher employee-related expenses, assets written off, software costs, and prototype-related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased by $8.8 million, or 45%, from $19.6 million in the three months ended December 31, 2023 to $28.5 million in the three months ended December 31, 2024. As a percentage of revenues, SG&A expenses increased from 4% for the three months ended December 31, 2023 to 5%, for the three months ended December 31, 2024.

SG&A expenses increased by $14.0 million, or 36%, from $38.9 million in the six months ended December 31, 2023 to $52.9 million in the six months ended December 31, 2024. As a percentage of revenues, SG&A expenses increased from 4% for the six months ended December 31, 2023 to 5%, for the six months ended December 31, 2024.

The increase in SG&A for the three months ended December 31, 2024, as compared to the comparable prior year period, was primarily due to higher bad debt expenses relating to a customer default and higher fees associated with webstore credit card processing. The increase in SG&A for the six months ended December 31, 2024, as compared to the comparable prior year period, was primarily due to higher bad debt expenses relating to a customer default, higher fees associated with webstore credit card processing, professional fees, marketing expenses and payroll expenses driven primarily by increase in number of employees.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses decreased $6.8 million, or 37% from $18.3 million in the three months ended December 31, 2023 to $11.4 million in the three months ended December 31, 2024. As a percentage of revenue, I&O decreased from 4% for the three months ended December 31, 2023 to 2% for the three months ended December 31, 2024.

I&O expenses decreased $17.5 million, or 44% from $39.5 million in the six months ended December 31, 2023 to $22.0 million in the six months ended December 31, 2024. As a percentage of revenue, I&O decreased from 4% for the six months ended December 31,

2023 to 2% for the six months ended December 31, 2024.

The decrease in I&O expenses during both the three and six months ended December 31, 2024, as compared to the comparable prior year periods, was primarily due to lower interest expense driven by a decrease in borrowings and lower interest rates, partly offset by higher foreign exchange losses.

Provision for Income Taxes

Our provision for income taxes increased $9.9 million, or 48%, from $20.7 million for the three months ended December 31, 2023 to $30.6 million for the three months ended December 31, 2024. Our effective tax rate decreased to 18.3% for the three months ended December 31, 2024 as compared to 20.2% for the three months ended December 31, 2023.

Our provision for income taxes increased $21.2 million, or 53%, from $40.1 million for the six months ended December 31, 2023 to $61.2 million for the six months ended December 31, 2024. Our effective tax rate decreased from 19.1% for the six months ended December 31, 2023 to 18.8% for the six months ended December 31, 2024.

The change in effective tax rates for the three and six months ended December 31, 2024, as compared to the same periods in the prior year, was primarily driven by a change in the mix of income earned in various tax jurisdictions as well as a U.S. state adjustment recorded in the three months ended December 31, 2023.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $133.1 million and $126.3 million as of December 31, 2024 and June 30, 2024, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$386,098	$146,263
Net cash used in investing activities	(4,590)	(6,877)
Net cash used in financing activities	(374,762)	(156,611)
Net increase (decrease) in cash and cash equivalents	$6,746	$(17,225)

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended December 31, 2024 consisted primarily of net income of $264.8 million, the benefit of decreasing vendor deposits of $42.9 million and non-cash adjustments of $30.1 million, further augmented by other changes in operating assets and liabilities that resulted in net cash inflows of $48.4 million. This net change in operating assets and liabilities consisted primarily of a $149.3 million increase in net accounts payable and accrued liabilities and $9.0 million increase in deferred revenue, partially offset by a $78.6 million increase in inventory, a $16.7 million decrease in taxes payable, a $10.3 million increase in prepaid expenses and other assets and a $4.3 million increase in accounts receivable.

Net cash provided by operating activities during the six months ended December 31, 2023 consisted primarily of net income of $169.9 million, a $50.1 million decrease in inventory, partially offset by changes in operating assets and liabilities that resulted in net cash outflows of $48.6 million. This net change consisted primarily of a $53.6 million decrease in net accounts payable and accrued liabilities, 29.3 million decrease in taxes payable, and a $17.0 million increase in vendor deposits.

Cash Flows from Investing Activities

We used $4.6 million of cash in investing activities during the six months ended December 31, 2024. Our investing activities consisted primarily of $4.6 million of capital expenditures.

We used $6.9 million of cash in investing activities during the six months ended December 31, 2023. Our investing activities consisted primarily of $6.9 million of capital expenditures.

Cash Flows from Financing Activities

We used $374.8 million of cash in financing activities during the six months ended December 31, 2024. During the six months ended December 31, 2024, we repaid $301.9 million under the Company's credit Facilities and used $72.6 million related to dividends paid on our common stock.

We used $156.6 million of cash in financing activities during the six months ended December 31, 2023. During the six months ended December 31, 2023, we repaid $83.8 million under the Company’s credit Facilities and used $72.5 million related to dividends paid on our common stock.

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

Warranties and Indemnifications

Our products are generally accompanied by a twelve to twenty-four month warranty from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with FASB's, Accounting Standards Codification ("ASC"), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2024.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of December 31, 2024.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of December 31, 2024, we had $1,150.2 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of December 31, 2024. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $28.1 million as of December 31, 2024, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within Income tax payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $6.9 million as of December 31, 2024, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of December 31, 2024, we had $36.1 million of unrecognized tax benefits and an additional $5.9 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $133.1 million and $126.3 million as of December 31, 2024 and June 30, 2024, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2024, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $8.1 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $3.1 million for the three months ended December 31, 2024.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as of December 31, 2024 are denominated would result in a charge or benefit to our income before income taxes of approximately $2.9 million for fiscal year December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. Changes in commodity prices may also cause political uncertainty and increase currency volatility that can affect economic activity. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability to manufacture and sell our products. Following the February 1, 2025 executive order by the President of the United States, products we import into the U.S. from China will be subject to an incremental 10% tariff, which results in products that we import into the U.S. from China being subject to incremental tariffs that range between 10% and 35%. These tariffs have affected our operating results and margins. Additionally, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System (“HTS”), the value determination of the item and the country of origin of the item. Determination of the HTS, the value and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our valuation determinations and classifications of HTS and origin are appropriate, there is no certainty that government agencies will agree with us. If these agencies do not agree with our determinations, we could be subject to investigation and could be required to pay additional amounts, including potential penalties which could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the U.S. as a result of such changes, could also adversely affect our business. For example, if the U.S. government withdraws or materially modifies existing or proposed trade agreements, places greater restriction on free trade generally or imposes increases on tariffs on goods imported into the U.S., particularly from China and Vietnam, our business, financial condition and results of operations could be adversely affected. In addition, negative sentiments towards the U.S. among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

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
As of December 31, 2024, our balance outstanding under the Amended Credit Agreement for our Term Facilities (as defined herein), was $406.3 million. There was no outstanding balance on the Revolving Facility (as defined herein) as of December 31, 2024. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of February 7, 2025, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Company’s annual meeting of stockholders was held on December 5, 2024 (the “Annual Meeting”). As previously reported in our Current Report on Form 8-K filed on December 6, 2024, at the Annual Meeting, the Company’s stockholders cast the greatest number of votes in favor of holding future non-binding advisory stockholder votes on executive officer compensation (“Say-on-Pay votes”) every two years. The Board has determined that, consistent with the vote of the Company’s stockholders and the Board’s recommendation in the Proxy Statement for the Annual Meeting, the Company will continue to hold future Say-on-Pay votes every two years until the next required stockholder vote on the frequency of Say-on-Pay votes is presented to stockholders.

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

UBIQUITI INC.

Dated:	February 7, 2025	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 7, 2025	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)