Form 10-Q
period 2025-03-31
Ubiquiti Inc.
filed 2025-05-09
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 8, 2025, 60,491,245 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$150,967	$126,342
Accounts receivable, net of allowance for doubtful accounts of $6,061 and $498 at March 31, 2025 and June 30, 2024, respectively	222,223	169,147
Inventories	590,477	462,032
Vendor deposits	63,659	123,461
Prepaid expenses and other current assets	54,971	35,031
Total current assets	1,082,297	916,013
Property and equipment, net	71,307	81,126
Operating lease right-of-use assets, net	41,290	47,768
Deferred tax assets	35,876	35,934
Other long-term assets	67,498	73,571
Total assets	$1,298,268	$1,154,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,621	$51,095
Income taxes payable	23,739	23,475
Debt — short-term	339,410	36,508
Other current liabilities	285,752	173,713
Total current liabilities	778,522	284,791
Income taxes payable — long-term	29,987	53,599
Operating lease liabilities — long-term	31,497	37,176
Debt — long-term	—	669,878
Deferred tax liability — long-term	—	492
Other long-term liabilities	22,149	13,416
Total liabilities	862,155	1,059,352
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,490,469 and 60,462,539 issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	61	60
Additional paid–in capital	15,338	10,645
Retained earnings	420,714	84,355
Total stockholders’ equity	436,113	95,060
Total liabilities and stockholders’ equity	$1,298,268	$1,154,412

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$664,170	$492,997	$1,814,393	$1,421,029
Cost of revenues	368,296	318,897	1,039,672	885,407
Gross profit	295,874	174,100	774,721	535,622
Operating expenses:
Research and development	44,262	42,498	122,217	115,692
Sales, general and administrative	24,751	20,379	77,626	59,302
Total operating expenses	69,013	62,877	199,843	174,994
Income from operations	226,861	111,223	574,878	360,628
Interest expense and other, net	5,420	18,870	27,437	58,356
Income before income taxes	221,441	92,353	547,441	302,272
Provision for income taxes	41,006	16,063	102,224	56,116
Net income	$180,435	$76,290	$445,217	$246,156
Net income per share of common stock:
Basic	$2.98	$1.26	$7.36	$4.07
Diluted	$2.98	$1.26	$7.36	$4.07
Weighted average shares used in computing net income per share of common stock:
Basic	60,490	60,461	60,477	60,452
Diluted	60,545	60,463	60,528	60,455
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three and Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$95,060
Net Income	—	—	—	127,988	127,988
Restricted stock units issued, net of tax withholdings	7,669	—	(323)	—	(323)
Share-based compensation expense	—	—	1,696	—	1,696
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balance at September 30, 2024	60,470,208	$60	$12,018	$176,061	$188,139
Net Income	—	—	—	136,795	136,795
Restricted stock units issued, net of tax withholdings	309	—	—	—	—
Share-based compensation expense	—	—	1,793	—	1,793
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balances at December 31, 2024	60,470,517	$60	$13,811	$276,574	$290,445
Net Income	—	—	—	180,435	180,435
Restricted stock units issued, net of tax withholdings	19,952	1	(321)	—	(320)
Share-based compensation expense	—	—	1,848	—	1,848
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,295)	(36,295)
Balances at March 31, 2025	60,490,469	$61	$15,338	$420,714	$436,113

	Three and Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$(115,733)
Net Income	—	—	—	87,750	87,750
Restricted stock units issued, net of tax withholdings	5,660	—	(313)	—	(313)
Share-based compensation expense	—	—	1,500	—	1,500
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,268)	(36,268)
Balance at September 30, 2023	60,447,556	$60	$5,908	$(69,032)	$(63,064)
Net Income	—	—	—	82,116	82,116
Restricted stock units issued, net of tax withholdings	731	—	(11)	—	(11)
Share-based compensation expense	—	—	1,506	—	1,506
Dividends Paid on Common Stock ($0.60 per share)	—	—	—	(36,269)	(36,269)
Balances at December 31, 2023	60,448,287	$60	$7,403	$(23,185)	$(15,722)
Net Income	—	—	—	76,290	76,290
Restricted stock units issued, net of tax withholdings	13,118	—	(82)	—	(82)
Share-based compensation expense	—	—	1,664	—	1,664
Dividends Paid on Common Stock $0.60 per share)	—	—	—	(36,277)	(36,277)
Balances at March 31, 2024	60,461,405	$60	$8,985	$16,828	$25,873

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$445,217	$246,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,615	14,711
Amortization of debt issuance costs	1,694	1,296
Provision for excess and obsolete inventory	6,586	21,668
Provision for loss on vendor deposits	8,265	16,732
Share-based compensation	5,337	4,671
Deferred taxes	(434)	680
Provision for bad debts	5,563	140
Other, net	(401)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(58,639)	(19,917)
Inventories	(135,374)	181,717
Vendor deposits	51,537	(41,666)
Prepaid expenses and other assets	(15,561)	(4,805)
Accounts payable	79,299	(87,671)
Income taxes payable	(23,348)	(28,464)
Deferred revenues	20,443	3,235
Accrued and other liabilities	101,872	1,641
Net cash provided by operating activities	509,671	310,115
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(7,418)	(10,109)
Net cash used in investing activities	(7,418)	(10,109)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	30,000	—
Repayment against credit facility- Revolver	(205,000)	(175,000)
Repayment against credit facility- Term	(193,125)	(28,125)
Payment of common stock cash dividends	(108,859)	(108,814)
Tax withholdings related to net share settlements of restricted stock units	(644)	(406)
Net cash used in financing activities	(477,628)	(312,345)
Net increase (decrease) in cash and cash equivalents	24,625	(12,339)
Cash and cash equivalents at beginning of period	126,342	114,826
Cash and cash equivalents at end of period	$150,967	$102,487
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$126,479	$92,480
Interest paid	$26,458	$59,589
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$4,698	$2,250
Unpaid property and equipment and other long-term assets	$530	$94

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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024, included in its Annual Report on Form 10-K, as filed with the SEC on August 23, 2024 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future periods.

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

Recent Accounting Pronouncements Not Yet Effective

Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures in the Company's fiscal year beginning July 1, 2024, with interim period disclosures required effective with the Company's fiscal year beginning July 1, 2025. Early adoption of ASU 2023-07 is permitted. We do not expect this ASU to have a significant impact on our disclosures or results of operations, cash flows, and financial condition.

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

As of March 31, 2025 and June 30, 2024, the Company’s customer deposits were $1.4 million and $1.3 million, respectively.

As of March 31, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $30.2 million and $22.1 million, respectively.

As of June 30, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.3 million and $13.4 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For the three and nine months ended March 31, 2025 we recognized revenues amounting to $4.3 million and $16.6 million, respectively, from the deferred revenue balance as of June 30, 2024. For the three and nine months ended March 31, 2024, we recognized revenues amounting to $3.7 million and $14.7 million, respectively, from the deferred revenue balance as of June 30, 2023.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$180,435	$76,290	$445,217	$246,156
Denominator:
Weighted-average shares used in computing basic earnings per share	60,490	60,461	60,477	60,452
Add—dilutive potential common shares:
Restricted stock units	55	2	51	3
Weighted-average shares used in computing diluted net income per share	60,545	60,463	60,528	60,455
Net income per share of common stock:
Basic	$2.98	$1.26	$7.36	$4.07
Diluted	$2.98	$1.26	$7.36	$4.07

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Finished goods	$537,388	$387,447
Raw materials	53,089	74,585
Total	$590,477	$462,032

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Prepaid income taxes	$7,307	$6,766
Prepaid expenses and other assets	40,287	23,702
Other taxes	7,377	4,563
Total	$54,971	$35,031

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Testing equipment	$19,107	$18,964
Tooling equipment	23,380	26,892
Leasehold improvements	26,381	26,264
Computer and other equipment	7,932	10,482
Software	8,985	9,375
Furniture and fixtures	2,142	1,913
Corporate aircraft	65,807	65,807
Property and equipment, gross	153,734	159,697
Less: Accumulated depreciation and amortization	(82,427)	(78,571)
Property and equipment, net	$71,307	$81,126

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Hong Kong Tax deposit (1)	$60,622	$60,402
Intangible assets, net (2)	3,016	4,164
Other long-term assets, net	3,860	9,005
Total	$67,498	$73,571
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 11, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $8.6 million and $7.5 million as of March 31, 2025, and June 30, 2024, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Deferred revenue — short-term	$30,155	20,332
Accrued expenses	22,744	26,600
Lease liability— current	12,802	13,724
Warranty accrual	11,940	10,825
Accrued compensation and benefits	6,719	8,453
Customer deposits	1,433	1,283
Reserve for sales returns	3,286	3,906
Inventory received not billed	167,475	72,560
Other payables	29,198	16,030
Total	$285,752	$173,713

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Deferred revenue — long-term	$22,149	$13,416

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2025	2024
Beginning balance	$10,825	$8,745
Accruals for warranties issued during the period	11,728	9,463
Changes in liability for pre-existing warranties during the period	(847)	887
Settlements made during the period	(9,766)	(8,752)
Ending balance	$11,940	$10,343

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

The Company's unamortized balance of debt issuance costs is $0.6 million as of March 31, 2025, which are amortized as interest expense over the life of the Facilities. Amortization of debt issuance costs included in interest expense for the three months ended March 31, 2025 and March 31, 2024 were $0.3 million and $0.4 million, respectively. Amortization of debt issuance costs included in interest expense for the nine months ended March 31, 2025 and March 31, 2024 were $1.7 million and $1.3 million, respectively.

The Company's debt consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Initial Term Loan Facility - short term	$340,000	$25,000
First Amendment Term Loan Facility - short-term	—	12,500
Debt issuance costs, net	(590)	(992)
Total Debt - short term	339,410	36,508
Initial Term Loan Facility - long term	—	393,750
First Amendment Term Loan Facility - long-term	—	101,875
Revolving Facility - long term	—	175,000
Debt issuance costs, net	—	(747)
Total Debt - long term	$—	$669,878

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

The Facilities

As of March 31, 2025, $340.0 million was outstanding on the Initial Term Loan Facility. There was no outstanding balance on the Revolving Facility as of March 31, 2025, resulting in $700.0 million being available on the Revolving Facility. The First Amendment Term Loan Facility was fully repaid during the three months ended September 30, 2024 and there is no balance outstanding as of March 31, 2025.

Term Loan Facilities

During the nine months ended March 31, 2025, the Company made aggregate payments of $214.5 million under the Term Loan Facilities, of which $193.1 million was repayment of principal and $21.4 million was payment of interest.

Revolving Facility

Under the Amended Credit Agreement, during the nine months ended March 31, 2025, the Company made aggregate payments of $210.0 million under the Revolving Facility, of which $205.0 million was repayment of principal and $5.0 million was payment of interest.

The following table summarizes the Company’s estimated debt and interest payment obligations as of March 31, 2025, for the remainder of fiscal 2025 and future fiscal years (in thousands):

	2025 (remainder)	2026	2027	2028	2029	Thereafter	Total
Debt payment obligations	$6,250	$333,750	$—	$—	$—	$—	$340,000
Interest and other payments on debt payment obligations (1)	5,446	15,780	—	—	—	—	21,226
Total	$11,696	$349,530	$—	$—	$—	$—	$361,226
(1) Interest payments are calculated based on the applicable rates and payment dates as of March 31, 2025. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of March 31, 2025, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and nine months ended March 31, 2025 and 2024 (in thousands):

	Financial Statement Classification	Three Months Ended March 31,		Nine Months Ended March 31,
		2025	2024	2025	2024
Operating lease costs:
Fixed lease costs	Operating expenses	$2,925	$2,892	$8,770	$8,684
Fixed lease costs	Cost of revenues	1,161	1,126	3,478	2,951
Variable lease costs	Operating expenses	111	229	363	555
Variable lease costs	Cost of revenues	192	44	579	511
Total lease costs		$4,389	$4,291	$13,190	$12,701

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and nine months ended March 31, 2025 and 2024 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For both the three months ended March 31, 2025 and 2024, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.3 million. For the nine months ended March 31, 2025 and 2024, cash paid for amounts associated with the Company's operating lease liabilities were approximately $13.3 million and $12.9 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2025:

Remainder of Fiscal 2025	$3,780
Fiscal 2026	12,382
Fiscal 2027	7,973
Fiscal 2028	6,191
Fiscal 2029	4,034
Thereafter	14,043
Total future fixed operating lease payments	$48,403

Less: Imputed interest	$4,104
Total operating lease liabilities	$44,299

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	3.8%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of March 31, 2025, we had $1,264.5 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of March 31, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $28.1 million as of March 31, 2025, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within income tax payable on our consolidated balance sheets.

Other Obligations

As of March 31, 2025, the Company has other obligations of $5.2 million which consisted primarily of commitments related to research and development projects.

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
NOTE 10—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Company’s Annual Report.

As of March 31, 2025, the Company had 4,847,521 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of revenues	$62	$44	$173	$113
Research and development	1,351	1,272	3,907	3,567
Sales, general and administrative	435	348	1,257	991
	$1,848	$1,664	$5,337	$4,671
Stock Options

There were no options exercised under the Company’s stock incentive plans during the three and nine months ended March 31, 2025 and 2024.

As of March 31, 2025, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three and nine months ended March 31, 2025, and 2024.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2024	101,966	$191.04
RSUs granted	36,983	$249.88
RSUs vested	(31,080)	$205.38
RSUs canceled	(4,948)	$190.31
Non-vested RSUs, March 31, 2025	102,921	$207.89

The intrinsic value of RSUs vested in the three months ended March 31, 2025 and 2024 was $6.9 million and $1.9 million, respectively.

The intrinsic value of RSUs vested in the nine months ended March 31, 2025 and 2024 was $8.5 million and $3.3 million, respectively.

The total intrinsic value of all outstanding RSUs was $31.9 million as of March 31, 2025.

As of March 31, 2025, there were unrecognized compensation costs related to RSUs of $16.1 million which the Company expects to recognize over a weighted average period of 3.2 years.

NOTE 11—INCOME TAXES

The Company recorded tax provisions of $41.0 million and $102.2 million for the three and nine months ended March 31, 2025 as compared to $16.1 million and $56.1 million for the three and nine months ended March 31, 2024. Our effective tax rate increased to 18.5% for the three months ended March 31, 2025 as compared to 17.4% for the three months ended March 31, 2024. Our effective tax rate increased from 18.6% for the nine months ended March 31, 2024 to 18.7% for the nine months ended March 31, 2025. The change in effective tax rates for the three and nine months ended March 31, 2025, as compared to the same periods in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions as well as a one-time benefit for U.S. state income taxes recorded in the three months ended March 31, 2024.

The Company’s estimated fiscal year 2025 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional U.S. tax related to our non-U.S. operations under the Global Intangible Low-Taxes Income ("GILTI") rules.

As of March 31, 2025, the Company had approximately $37.9 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of March 31, 2025, the Company had $5.9 million accrued interest related to uncertain tax matters.

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

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-US entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final NOPA to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgment. The IRS responded to the Company’s Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgment. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgment. As such, the Company is awaiting a trial date to be set. The Company continues to believe that its tax position filed with the IRS with regard to this matter is more likely than not to be sustained based on the technical merits. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty. Between fiscal years 2018 and 2024, the Company made payments totaling a combined amount of $60.4 million as deposits with the Hong Kong IRD in connection with extending the statute of limitation for the 2010-2018 income tax audits. On March 28, 2025, the Company received notification that the Hong Kong IRD is seeking an additional $2.0 million deposit covering the 2019 statutory tax year. The Company filed a formal protest in response to this notice and is waiting for a confirmation from the Assessor's office which the Company expects to receive in the fourth quarter of fiscal 2025. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The Company expects the $60.6 million (net of foreign currency impact) of deposits made with IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates prior to the conclusion of the Company’s fiscal year 2025. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of fiscal year 2025. For the three and nine months ended March 31, 2025, the Company did not have material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

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

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Enterprise technology	$585,723	88%	$414,345	84%	$1,574,108	87%	$1,185,932	83%
Service provider technology	78,447	12%	78,652	16%	240,285	13%	235,097	17%
Total revenues	$664,170	100%	$492,997	100%	$1,814,393	100%	$1,421,029	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
North America (1)	$322,726	49%	$242,511	49%	$915,615	50%	$693,154	49%
Europe, the Middle East and Africa (“EMEA”)	282,121	42%	200,666	41%	695,589	38%	546,010	38%
Asia Pacific	37,480	6%	26,459	5%	121,499	7%	95,815	7%
South America	21,843	3%	23,361	5%	81,690	5%	86,050	6%
Total revenues	$664,170	100%	$492,997	100%	$1,814,393	100%	$1,421,029	100%
 (1) Revenue for the United States was $298.5 million and $226.2 million for the three months ended March 31, 2025 and 2024, respectively. Revenue for the United States was $843.3 million and $645.8 million for the nine months ended March 31, 2025 and 2024, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater of total accounts receivable or customers with revenues of 10% or greater of total revenues.

NOTE 13—SUBSEQUENT EVENTS

Dividends

On May 6, 2025, the Company's Board of Directors approved a quarterly cash dividend of $0.60 per share payable on May 27, 2025 to shareholders of record at the close of business on May 19, 2025. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

Tariff and Trade Tensions – Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes will significantly increase our product costs. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 55% of our revenues during the nine months ended March 31, 2025. Direct sales accounted for 45% of our revenue during the nine months ended March 31, 2025.

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

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs and trade disputes, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes will significantly increase our product costs. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

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

•Sales, general and administrative expenses include salary and benefit expenses, including share-based compensation, for employees and costs for contractors engaged in sales, marketing and general and administrative activities, credit card processing fees, legal expenses, trade shows, marketing programs, promotional materials, bad debt expense, professional services, facilities, general liability insurance and travel. As our product portfolio and targeted markets expand, we may need to employ different sales models, such as building a traditional direct sales force. These sales models would likely increase our costs. Over time, we expect our sales, general and administrative expenses to increase in absolute dollars due to continued growth in headcount, expansion of our efforts to register and defend trademarks and patents and to support our business and operations.

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

Results of Operations

Comparison of Three and Nine Months Ended March 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$664,170	100%	$492,997	100%	$1,814,393	100%	$1,421,029	100%
Cost of revenues (1)	368,296	55%	318,897	65%	1,039,672	57%	885,407	62%
Gross profit	295,874	45%	174,100	35%	774,721	43%	535,622	38%
Operating expenses:
Research and development (1)	44,262	7%	42,498	9%	122,217	7%	115,692	8%
Sales, general and administrative (1)	24,751	4%	20,379	4%	77,626	4%	59,302	4%
Total operating expenses	69,013	11%	62,877	13%	199,843	11%	174,994	12%
Income from operations	226,861	34%	111,223	22%	574,878	32%	360,628	26%
Interest expense and other, net	5,420	1%	18,870	4%	27,437	2%	58,356	4%
Income before income taxes	221,441	33%	92,353	18%	547,441	30%	302,272	22%
Provisions for income taxes	41,006	6%	16,063	3%	102,224	6%	56,116	4%
Net income	$180,435	27%	$76,290	15%	$445,217	24%	$246,156	18%
(1) Includes share-based compensation as follows:
Cost of revenues	62		44		173		113
Research and development	1,351		1,272		3,907		3,567
Sales, general and administrative	435		348		1,257		991
Total share-based compensation	$1,848		$1,664		$5,337		$4,671
Revenues

Total revenues increased $171.2 million, or 35%, from $493.0 million in the three months ended March 31, 2024 to $664.2 million in the three months ended March 31, 2025.

Total revenues increased $393.4 million, or 28%, from $1,421.0 million in the nine months ended March 31, 2024 to $1,814.4 million in the nine months ended March 31, 2025.

The increase in revenues for the three months ended March 31, 2025, as compared to the same period in the prior year, was driven by an increase in revenue from our Enterprise Technology platform offset in part by a decline in Revenue from our Service Provider Technology platform.

The increase in revenues for the nine months ended March 31, 2025, as compared to the same period in the prior year, was driven by an increase in revenue from both our Enterprise Technology platform and our Service Provider Technology platform.

Revenues by Product Type

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
Enterprise technology	$585,723	88%	$414,345	84%	$1,574,108	87%	$1,185,932	83%
Service provider technology	78,447	12%	78,652	16%	240,285	13%	235,097	17%
Total revenues	$664,170	100%	$492,997	100%	$1,814,393	100%	$1,421,029	100%

Enterprise Technology revenue increased $171.4 million, or 41%, from $414.3 million in the three months ended March 31, 2024 to $585.7 million in the three months ended March 31, 2025. Enterprise Technology revenue increased $388.2 million, or 33%, from

$1,185.9 million in the nine months ended March 31, 2024 to $1,574.1 million in the nine months ended March 31, 2025.

The increase in Enterprise Technology revenue during the three months ended March 31, 2025, as compared to the same period in the prior year, was due to an increase in revenue from our Enterprise Technology platform across all regions.

The increase in Enterprise Technology revenue during the nine months ended March 31, 2025, as compared to the same period in the prior year, was due to an increase in revenue from our Enterprise Technology platform across all regions except South America.

Service Provider Technology revenue decreased marginally by $0.2 million, or 0.3%, from $78.7 million in the three months ended March 31, 2024 to $78.4 million in the three months ended March 31, 2025. Service Provider Technology revenue increased $5.2 million, or 2%, from $235.1 million in the nine months ended March 31, 2024 to $240.3 million in the nine months ended March 31, 2025.

The decrease in Service Provider Technology in the three months ended March 31, 2025, as compared to the same period in the prior year, was due to a decrease in revenues in all regions except EMEA. The increase in Service Provider Technology in the nine months ended March 31, 2025, as compared to the same period in the prior year, was due to an increase in revenues in the EMEA and South America regions offset by a decline in revenues in the North America and Asia Pacific regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$322,726	49%	$242,511	49%	$915,615	50%	$693,154	49%
Europe, the Middle East and Africa (“EMEA”)	282,121	42%	200,666	41%	695,589	38%	546,010	38%
Asia Pacific	37,480	6%	26,459	5%	121,499	7%	95,815	7%
South America	21,843	3%	23,361	5%	81,690	5%	86,050	6%
Total revenues	$664,170	100%	$492,997	100%	$1,814,393	100%	$1,421,029	100%
(1) Revenue for the United States was $298.5 million and $226.2 million for the three months ended March 31, 2025 and 2024, respectively. Revenue for the United States was $843.3 million and $645.8 million for the nine months ended March 31, 2025 and 2024, respectively.

North America

Revenues in North America increased by $80.2 million, or 33%, from $242.5 million in the three months ended March 31, 2024 to $322.7 million in the three months ended March 31, 2025 and increased by $222.5 million, or 32%, from $693.2 million in the nine months ended March 31, 2024 to $915.6 million in the nine months ended March 31, 2025.

The increase in North America revenues during the three months and nine months ended March 31, 2025, as compared to the same periods in the prior year, was due to increased revenue from our Enterprise Technology products offset in part by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased by $81.5 million, or 41%, from $200.7 million in the three months ended March 31, 2024 to $282.1 million in the three months ended March 31, 2025 and increased by $149.6 million, or 27%, from $546.0 million in the nine months ended March 31, 2024 to $695.6 million in the nine months ended March 31, 2025.

The increase in EMEA revenues during the three months and nine months ended March 31, 2025, as compared to the same periods in the prior year, was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased by $11.0 million, or 42%, from $26.5 million in the three months ended March 31, 2024 to $37.5 million in the three months ended March 31, 2025 and increased by $25.7 million, or 27%, from $95.8 million in the nine months ended March 31, 2024 to $121.5 million in the nine months ended March 31, 2025.

The increase in Asia Pacific revenues during the three months and nine months ended March 31, 2025, as compared to the same periods in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America decreased by $1.5 million, or 6%, from $23.4 million in the three months ended March 31, 2024 to $21.8 million in the three months ended March 31, 2025 and decreased by $4.4 million, or 5%, from $86.1 million in the nine months ended March 31, 2024 to $81.7 million in the nine months ended March 31, 2025.

The decrease in South America revenues during the three months ended March 31, 2025, as compared to the same period in the prior year, was due to a decrease in revenue from our Service Provider Technology products offset in part by increased revenue from our Enterprise Technology products. The decrease in South America revenues during the nine months ended March 31, 2025, as compared to the same period in the prior year, was due to a decrease in revenue from our Enterprise Technology products, offset in part by increased revenue from our Service Provider Technology products.

Gross Profit

Gross profit margin increased to 45% in the three months ended March 31, 2025, compared to 35% in the three months ended March 31, 2024 and increased to 43% in the nine months ended March 31, 2025, compared to 38% in the nine months ended March 31, 2024. The increase in gross profit margin for the three months ended March 31, 2025, as compared to the comparable prior year period, was primarily driven by lower excess and obsolete inventory charges, favorable product mix and lower tariffs, offset in part by higher shipping costs. The increase in gross profit margin for the nine months ended March 31, 2025, as compared to the comparable prior year period, was primarily driven by favorable product mix and lower excess and obsolete inventory charges.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $1.8 million, or 4%, from $42.5 million in the three months ended March 31, 2024 to $44.3 million in the three months ended March 31, 2025. As a percentage of revenues, R&D expenses decreased from 9% for the three months ended March 31, 2024 to 7% for the three months ended March 31, 2025.

R&D expenses increased by $6.5 million, or 6%, from $115.7 million in the nine months ended March 31, 2024 to $122.2 million in the nine months ended March 31, 2025. As a percentage of revenues, R&D expenses decreased from 8% for the nine months ended March 31, 2024 to 7% for the nine months ended March 31, 2025.

The increase in R&D expenses during the three months ended March 31, 2025, as compared to the comparable prior year period, was primarily driven by higher employee-related expenses and software expenses offset in part by lower prototype-related expenses. The increase in R&D expenses during the nine months ended March 31, 2025, as compared to the comparable prior year period, was primarily driven by higher employee-related expenses, assets written off and software expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased by $4.4 million, or 21%, from $20.4 million in the three months ended March 31, 2024 to $24.8 million in the three months ended March 31, 2025. As a percentage of revenues, SG&A expenses remained consistent at 4% for both periods.

SG&A expenses increased by $18.3 million, or 31%, from $59.3 million in the nine months ended March 31, 2024 to $77.6 million in the nine months ended March 31, 2025. As a percentage of revenues, SG&A expenses remained consistent at 4% for both periods.

The increase in SG&A for the three months ended March 31, 2025, as compared to the comparable prior year period, was primarily due to an increase in webstore sales and their corresponding credit card processing fees, marketing expenses, and employee-related expenses. The increase in SG&A for the nine months ended March 31, 2025, as compared to the comparable prior year period, was primarily due to an increase in webstore sales and their corresponding credit card processing fees, higher bad debt expenses relating to a customer default, professional fees, marketing expenses and payroll expenses driven primarily by an increase in number of employees.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses decreased $13.5 million, or 71% from $18.9 million in the three months ended March 31, 2024 to $5.4 million in the three months ended March 31, 2025. As a percentage of revenue, I&O decreased from 4% for the three months ended March 31, 2024 to 1% for the three months ended March 31, 2025.

I&O expenses decreased $30.9 million, or 53% from $58.4 million in the nine months ended March 31, 2024 to $27.4 million in the nine months ended March 31, 2025. As a percentage of revenue, I&O decreased from 4% for the nine months ended March 31, 2024 to 2% for the nine months ended March 31, 2025.

The decrease in I&O expenses during the three months ended March 31, 2025, as compared to the comparable prior year period, was primarily due to lower interest expense driven by a decrease in borrowings and lower interest rates, and foreign exchange gains in the three months ended March 31, 2025 compared to foreign exchange losses in the comparable prior year period. The decrease in I&O expenses during the nine months ended March 31, 2025, as compared to the comparable prior year period, was primarily due to lower interest expense driven by a decrease in borrowings and lower interest rates.

Provision for Income Taxes

Our provision for income taxes increased $24.9 million, or 155%, from $16.1 million for the three months ended March 31, 2024 to $41.0 million for the three months ended March 31, 2025. Our effective tax rate increased to 18.5% for the three months ended March 31, 2025 as compared to 17.4% for the three months ended March 31, 2024.

Our provision for income taxes increased $46.1 million, or 82%, from $56.1 million for the nine months ended March 31, 2024 to $102.2 million for the nine months ended March 31, 2025. Our effective tax rate increased from 18.6% for the nine months ended March 31, 2024 to 18.7% for the nine months ended March 31, 2025.

The change in effective tax rates for the three and nine months ended March 31, 2025, as compared to the same periods in the prior year, was primarily driven by a change in the mix of income earned in various tax jurisdictions as well as a one-time benefit for U.S. state income taxes recorded in the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $151.0 million and $126.3 million as of March 31, 2025 and June 30, 2024, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$509,671	$310,115
Net cash used in investing activities	(7,418)	(10,109)
Net cash used in financing activities	(477,628)	(312,345)
Net increase (decrease) in cash and cash equivalents	$24,625	$(12,339)

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2025 consisted primarily of net income of $445.2 million, the benefit of decreasing vendor deposits of $51.5 million and non-cash adjustments of $44.2 million, partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $31.3 million. This net change in operating assets and liabilities consisted primarily of a $135.4 million increase in inventory, $58.6 million increase in accounts receivable, a $23.3 million decrease in taxes payable, and a $15.6 million increase in prepaid expenses and other assets, partially offset by a $181.2 million increase in net accounts payable and accrued liabilities and $20.4 million increase in deferred revenue.

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

Cash Flows from Investing Activities

We used $7.4 million of cash in investing activities during the nine months ended March 31, 2025. Our investing activities consisted primarily of $7.4 million of capital expenditures.

We used $10.1 million of cash in investing activities during the nine months ended March 31, 2024. Our investing activities consisted primarily of $10.1 million of capital expenditures.

Cash Flows from Financing Activities

We used $477.6 million of cash in financing activities during the nine months ended March 31, 2025. During the nine months ended March 31, 2025, we repaid $368.1 million under the Company's Facilities and used $108.9 million related to dividends paid on our common stock.

We used $312.3 million of cash in financing activities during the nine months ended March 31, 2024. During the nine months ended March 31, 2024, we repaid $203.1 million under the Company’s Facilities and used $108.8 million related to dividends paid on our common stock.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, dividends, and capital expenditure needs for the next twelve months. We believe that we have sufficient track record of managing working capital that we will be able to establish a new credit facility in the next twelve months which meets our long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the Facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits, the availability of additional funds under the Facilities and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks, refer to "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition" and "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue," for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2025.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of March 31, 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of March 31, 2025, we had $1,264.5 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of March 31, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We had an obligation of $28.1 million as of March 31, 2025, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within Income tax payable on our consolidated balance sheets.

Other Obligations

We had other obligations of $5.2 million as of March 31, 2025, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of March 31, 2025, we had $37.9 million of unrecognized tax benefits and an additional $5.9 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $151.0 million and $126.3 million as of March 31, 2025 and June 30, 2024, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of March 31, 2025, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $6.8 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $3.1 million for the three months ended March 31, 2025.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as of March 31, 2025 are denominated would result in a charge or benefit to our income before income taxes of approximately $3.1 million for the three and nine months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
•a global economic downturn;
•changes or uncertainty in tariffs and global trade policies;
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
•our use of artificial intelligence technologies which may present business, compliance, and reputational risks;

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
The quality and performance of some of our products and services may depend upon their ability to withstand cyber-attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Because we use our products in our own operations, any security vulnerabilities in our products could be disruptive to our business and harm our reputation. Some of our products and services also involve the storage and transmission of users’ and customers’ proprietary information which may be the target of cyber-attacks. Hardware and software that we produce or procure from third parties also may contain defects in manufacture or design, including bugs and other problems, which could compromise their ability to withstand cyber-attacks. In addition, customers not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business. Furthermore, the emergence and maturation of AI capabilities designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence, and the utilization of these techniques by attackers, has led to new and more effective methods of cyber-attacks.

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
The global macroeconomic environment has been challenging and inconsistent caused by inflation, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy and global trade policies, and the instability in the geopolitical environment in many parts of the world.

Inflation in the United States and the other countries that we operate has decreased from its previous elevated level, however, it is uncertain whether inflation will continue to decrease or whether it may rise again. Rising inflation could have an adverse impact on our expenses. Our costs are subject to fluctuations, including due to the costs of raw materials, labor, transportation and energy. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or financial conditions. These risks may be exacerbated by changes in global tariff policies and escalating global trade tensions, which pose uncertainties for supply chains, material costs and consumer demand.

Unfavorable macroeconomic conditions, such as a recession, increasing tariffs, uncertainty over global trade policies, or continued slowed economic growth, may negatively affect demand for our products and exacerbate some of the other risks that affect our business, results of operations and financial condition. Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. A tighter credit market for consumer, business, and service provider spending may have several adverse effects, including reduced demand for our products, increased price competition or deferment of purchases and orders by our customers. If global economic conditions are volatile or if economic conditions deteriorate, the consumer demand for our products may not reach our sales targets. Additional effects of unfavorable macroeconomic conditions may include increased demand for customer finance, difficulties in collection of accounts receivable, higher overhead costs as a percentage of revenue and higher interest expense, risk of supply constraints, risk of excess and obsolete inventories, risk of excess facilities and manufacturing capacity and increased risk of counterparty failures. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and results of operations.

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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (ESG) matters, both in the United States and internationally. ESG-related initiatives, goals, and/or commitments such as those regarding environmental matters, responsible sourcing and social investments, and other matters, could be difficult to achieve and costly to implement. The achievement of any goals that we may announce may rely on the accuracy of our estimates and assumptions supporting those goals. We could fail to achieve, or be perceived to fail to achieve, ESG-related initiatives, goals or commitments that we might set, and the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them may not be acceptable to the Securities and Exchange Commission or other regulators or stakeholders, including our shareholders. Our actual or perceived failure to adopt or achieve any ESG-related initiatives, goals, or commitments that we make could negatively impact our reputation or otherwise materially harm our business.

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
•import and export license requirements, economic sanctions, contractual limitations and other trade barriers;
•tariffs, the threat of new or increased tariffs, and escalating trade tensions;
•changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the higher U.S. tariffs on certain imported products implemented by the U.S.);
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

Our business may be negatively affected by geopolitical events and foreign policy responses.

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability and/or increase our costs to manufacture and sell our products. In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The current U.S.

administration has imposed significant increases to tariffs on goods imported into the U.S., including from China and Vietnam, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture additional countries and types of goods. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Following the recent executive orders by the President of the United States, products we import from China into the U.S. will be subjected to a range of tariffs from 27.5% to 170%. In addition, certain products we import into the U.S. from Vietnam and other countries are currently subject to 10% tariffs. The current rates include temporary reductions and temporary product exclusions, and, for example, if the reduced rates and product exceptions in place for Vietnam were removed, the tariff rates for products we import into the U.S. from Vietnam would increase to 46%. These tariffs and related policy changes have significantly affected our business, financial condition and results of operations, and we may not be able to plan for alternative sources for our supply chain and manufacturing operations or effectively mitigate the adverse impacts from such measures . Additional trade restrictions could be adopted with little to no advance notice, which could further increase the cost of our products, disrupt our supply chain, reduce the demand for our products, and impair our ability to effectively operate and compete in the countries where we do business. We are closely monitoring this evolving situation but there can be no assurance that we will be able to mitigate the impacts of any trade measures, which could be material to our operating results or harm our competitive position. Moreover, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System (“HTS”), the value determination of the item and the country of origin of the item. Determination of the HTS, the value and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our valuation determinations and classifications of HTS and origin are appropriate, there is no certainty that government agencies will agree with us. If these agencies do not agree with our determinations, we could be subject to investigation and could be required to pay additional amounts, including potential penalties which could have a material adverse effect on our business, results of operations and financial condition.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. U.S. Customs and Border Protection is currently challenging, and may continue to challenge, the valuation, rules of origin and classification methods that we apply to certain products imported into the U.S. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations and financial results.

The progress and continuation of trade negotiations between the U.S., China, Vietnam and other countries continues to be uncertain. A further escalation of the trade tensions remains a possibility, which could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and the results of operations. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs and trade restrictions or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs, quotas, duties, taxes or trade barriers by the U.S., China, Vietnam or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.

Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the U.S. as a result of such changes, could also adversely affect our business. For example, negative sentiments towards the U.S. among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

The foreign policies of governments may be volatile and may result in rapid changes to import and export requirements, customs classifications, tariffs, trade sanctions and embargoes or other retaliatory trade measures that may cause us to raise prices, prevent us from offering products or providing services to particular entities or markets, may cause us to make changes to our operations, or create delays and inefficiencies in our supply chain. For example, political unrest, conflicts and uncertainties in the Middle East, Eastern Europe and Asia Pacific, including the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may lead to disruptions in commerce in those regions, which would in turn impact our sales to those regions. Furthermore, if the U.S. government imposes new sanctions against certain countries or entities, such sanctions could sufficiently restrict our ability to market and sell our products and may materially adversely affect our results of operations.

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
As of March 31, 2025, our balance outstanding under the Amended Credit Agreement for our Term Facilities (as defined herein), was $340.0 million. There was no outstanding balance on the Revolving Facility (as defined herein) as of March 31, 2025. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of May 9, 2025, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (“OECD”) to address base erosion and profit shifting (“BEPS”), including a Pillar Two framework that imposes a minimum tax rate of 15% for multinational enterprises, and additional amendments or guidance regarding comprehensive U.S. tax reform, among other things, may change certain U.S. tax rules impacting the way U.S. multinationals are taxed, increase tax uncertainty and adversely impact our provision for income taxes.

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

UBIQUITI INC.

Dated:	May 9, 2025	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 9, 2025	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)