Form 10-K
period 2025-06-30
Ubiquiti Inc.
filed 2025-08-22
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,398,140,941 based upon the closing price of $331.93 of such common stock on the New York Stock Exchange on December 31, 2024 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2024 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 21, 2025, 60,498,713 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I

Note About Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, our growth strategies, future prices, our competitive status, the effects of government regulations, the impact of tariffs, our efforts to mitigate shortages of components used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our source of liquidity to meet such needs, the Facilities (as defined herein), future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, political unrest, conflicts and uncertainties in the Middle East, Eastern Europe and Asia Pacific, including the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of the global shortage of components and pricing inflation associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Annual Report on Form 10-K, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Inc. and its subsidiaries as a whole. Ubiquiti refers to the fiscal years ended June 30, 2025, 2024 and 2023 as fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Item 1. Business

Business Overview

The Company was founded by Robert Pera in 2005. We sell equipment, and provide the related software platforms, worldwide through a network of over 100 distributors, on-line retailers and direct to customers through our webstores. Ubiquiti is focused on democratizing network technology on a global scale. Our devices play a role in creating networking infrastructure in over 200 countries and territories around the world. Our professional networking products are powered by our UISP and UniFi OS software platforms to provide high-capacity distributed Internet access and unified information technology management, respectively.

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

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 13 to our Consolidated Financial Statements. Our revenues were $2.6 billion, $1.9 billion and $1.9 billion in the fiscal years ended June 30, 2025, 2024 and 2023, respectively. We reported net income of $711.9 million, $350.0 million and $407.6 million in the fiscal years ended June 30, 2025, 2024 and 2023, respectively. Refer to our Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K for more financial information.

Industry Overview

Internet traffic worldwide has grown rapidly in recent years, driven by an increase in the number of users, increasing mobility of those users and high bandwidth applications, such as video, audio, cloud-based applications, online gaming and social networking. Wired networking solutions have traditionally been used to address increasing consumer and enterprise bandwidth needs. However, the high initial capital requirements and ongoing operating costs and long market lead times associated with building and installing infrastructure for wired networks has limited the widespread deployment of these networks in underserved and underpenetrated markets. Wireless networks have emerged as an attractive alternative for addressing the broadband access needs of underserved and underpenetrated markets in both emerging and developed countries.

Our Technology and Products

We offer products and solutions based on our proprietary technology across multiple markets. Utilizing low-cost hardware and innovative software and firmware, we seek to build price-performance solutions to address both enterprises and service providers.

Key Technology Platforms

Our current Enterprise Technology solutions include:

•UniFi Cloud Gateway - UniFi Cloud Gateway is an Enterprise class internet and security gateway device that provides reliable routing, advanced cybersecurity and centralized site management.
•UniFi WiFi - An enterprise WiFi system that combines state-of-the-art hardware with intuitive software management for configuration of access points at scale.
•UniFi Protect - our UniFi Protect platform is a powerful video surveillance platform offering private local storage, secure remote access and a versatile range of cameras designed for any deployment scenario.
•UniFi Switch - UniFi Switch is a versatile switching platform that delivers high-capacity performance, and power over ethernet to scale enterprise networks.
•UniFi Access - UniFi Access is a secure and expandable access control solution featuring touchscreen readers, live video integration, and support for mobile credentials, all managed via the UniFi platform.
•UniFi Talk - UniFi Talk is a plug-and-play business phone system and VoIP subscription service designed to elevate productivity in organizations.

Our current Service Provider technology and carrier solutions include:

•airMAX - our airMAX platform includes proprietary protocols developed by us that contain advanced technologies for minimizing signal noise. Devices on the airMAX platform, such as base stations, radios, backhaul equipment and customer premise equipment (“CPE”), are able to support a wireless network that can scale to hundreds of clients per base station over long distances while maintaining low latency and high throughput.
•airFiber - our airFiber platform is a wireless backhaul point-to-point radio system, a wireless method of transmitting data to and from network backbone. Components of the airFiber products were designed to provide low latency with high throughput, using an integrated split antenna and a global positioning system to simultaneously send data packets from each side of the link.

•UFiber GPON - UFiber GPON platform, a plug and play fiber network technology, that allows users to build passive optical network deployment with minimal effort and cost. It is designed to enable internet service providers to quickly build high speed fiber internet networks for many users and over long distances.
•Wave - Built on proprietary Wave Technology, these products leverage the global, unlicensed 60 GHz band to maximize speed and performance across long-range wireless deployments, making them ideal for high-throughput urban and suburban rollouts.

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

As of June 30, 2025, our research and development team consisted of 1,187 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Sweden, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $169.7 million, $159.8 million and $145.2 million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase. For a further discussion of the uncertainties and business risks associated with our international workforce and operations, refer to risk factors under “Part I - Item 1A. Risk Factors - Risks Related to Our International Operations.”

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

Tariffs

Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased and will significantly increase our product costs. For so long as such tariffs are in effect, we expect they will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

Sales and Distribution

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, direct customers. During fiscal 2025, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 75 countries. In fiscal 2025, 2024, and 2023, there were no customers that represented 10% or more of our revenue. Refer to Note 13 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.

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

In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, MikroTîkls and Trango. In the CPE market, our competitors include Cambium Networks, MikroTîkls, Tarana Wireless and TP-Link Technologies. In the enterprise WLAN and switching markets, we primarily compete with Cisco, Fortinet, HPE Aruba Networks, Juniper Networks and Ruckus (CommScope). In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Hanwha Vision and Verkada. We expect increased competition from other established and emerging companies. Additionally, as we enter new markets, we expect to face competition from incumbent and new market participants.

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

Human Capital Management

Employee Overview

Our employees are at the center of everything we do at Ubiquiti and are the driving force for our innovation and success. Ubiquiti seeks to provide a safe, inclusive and positive employee experience for all its employees. It is our policy to make employment decisions and opportunities based on merit, qualifications, potential and competency. As of June 30, 2025, we employed and/or contracted with 1,667 full time equivalent employees, of which 1,187 were in research and development, 357 were in operations, and 123 were in sales, general and administrative. Our workforce is diversified across multiple locations with 65%, 24% and 11% located in (i) Asia Pacific, (ii) Europe, the Middle East, and Africa (“EMEA”) and (iii) the Americas, respectively. The Company believes that its entrepreneurial, decentralized, and diversified work environment has contributed to its success. We seek to maintain a culture of accountability and performance that enables us to deliver highly-advanced and easily deployable solutions that appeal to a global market.

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
•our inability to maintain or enhance the strength of our brand;
•our inability to manage our growth and expand our operations;
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
•our inability to anticipate customer preferences and develop desirable products and solutions, or to execute our strategy for our products or develop our sales channels;
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
•our use of artificial intelligence (“AI”) technologies which may present business, compliance, and reputational risks;
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
The quality and performance of some of our products and services may depend upon their ability to withstand cyber-attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Because we use our products in our own operations, any security vulnerabilities in our products could be disruptive to our business and harm our reputation. Some of our products and services also involve the storage and transmission of users’ and customers’ proprietary information which may be the target of cyber-attacks. Hardware and software that we produce or procure from third parties also may contain manufacturing or design defects, including bugs and other problems, which could compromise their ability to withstand cyber-attacks. In addition, customers not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business. Even when we prioritize a security vulnerability, it could take time for us to develop a remedy and the remedy may ultimately be insufficient to fully fix the issue. Security vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems, or if a previously patched vulnerability is inadvertently reintroduced during future development. Furthermore, the emergence and maturation of AI capabilities designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence, and the utilization of these techniques by attackers, has led to new and more effective methods of cyber-attacks.

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

We and certain of our vendors have experienced cyber-attacks in the past, and we, our vendors, suppliers, and distributors may experience cyber-attacks in the future. As a result, unauthorized parties have obtained, and may in the future obtain, access to our systems, our confidential business information and data and may have obtained, and may in the future obtain, our users’ or customers’ data. Our security measures have in the past, and may in the future, be breached due to human error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers or those of our vendors to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, costly and time-intensive notice requirements or other remediation efforts, damage to our reputation, and a loss of confidence in the security of our products and services. Any such breach or unauthorized access could also lead to customers stop using our products and services, deter new customers from using our products and services, and otherwise negatively impact our ability to grow and operate our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities and AI, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, the increasing use of our webstores by customers, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In June 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in transfers of funds aggregating $46.7 million held by a Company subsidiary incorporated in Hong Kong to other overseas accounts held by third parties. As of March 2021, the Company has recovered $18.6 million. No additional recoveries have been made since March 31, 2021. Any additional recoveries are likely remote and therefore cannot be assured.

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

• changes or uncertainty in tariffs, economic sanctions, and other trade barriers;
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

We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Shortages in the supply of components or other supply disruptions, including, without limitation, due to increasing demand for electronics and reductions in supply as a result of unforeseen events such as health crises or pandemics, tariffs and other trade barriers, economic sanctions, geopolitical conditions (including China-Taiwan relations) or commercial disputes with the suppliers, may not be predicted in time to design-in different components or qualify other suppliers. Shortages or supply disruptions may also increase the prices of components due to market conditions and reduce our gross margin and profitability if we are unable to pass these price increases through to our customers. While many components are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, we currently rely upon some chipset suppliers, such as Qualcomm and Broadcom, as single-source suppliers of certain components for some of our products, and a disruption in the supply of those components would significantly disrupt our business.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in Vietnam and China. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters (including as a result of climate change), military conflicts or geopolitical tensions in these geographic areas are significant. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storm, sea-level rise, changing precipitation and flooding. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems have caused and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may cause in the future disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, when our suppliers’ ability to manufacture or provide key components or services is impacted by supply chain disruptions, we have incurred, and may incur in the future, additional costs to expedite deliveries of components and services. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, ransomware and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems may impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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

Inflation in the United States and the other countries that we operate has decreased from its previous elevated level, however, it is uncertain whether inflation will continue to decrease or whether it may rise again. Rising inflation could have an adverse impact on our expenses. Our costs are subject to fluctuations, including due to the costs of raw materials, labor, tariffs, transportation and energy. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or financial conditions. These risks may be exacerbated by changes in global tariff policies and escalating global trade tensions, which pose uncertainties for supply chains, material costs and consumer demand.

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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (ESG) matters, both in the United States and internationally. ESG-related initiatives, goals, and/or commitments such as those regarding environmental matters, responsible sourcing and social investments, and other matters, could be difficult to achieve and costly to implement. The achievement of any goals that we may announce may rely on the accuracy of our estimates and assumptions supporting those goals. We could fail to achieve, or be perceived to fail to achieve, ESG-related initiatives, goals or commitments that we might set, and the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them may not be acceptable to the regulators or stakeholders, including our shareholders. Our actual or perceived failure to adopt or achieve any ESG-related initiatives, goals, or commitments that we make could negatively impact our reputation or otherwise materially harm our business. At the same time, “anti-ESG” sentiment has recently gained momentum with a number of stakeholders, government entities, regulators and lawmakers. The proposal or enactment of anti-ESG legislation, regulation, policies and enforcement priorities may result in increased scrutiny, reputational risk, lawsuits or market access restrictions.

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
Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction of these technologies, particularly generative AI, into internal processes, and new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against. As we increase our investment in technology, software and systems to adopt AI into our internal processes, products and services, such investments may not increase productivity, result in more efficient operations or deliver better products, services and customer experiences.

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

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. For example, escalating tensions between the U.S., China and other countries may result in changes in laws or regulations that will affect our ability and/or increase our costs to manufacture and sell our products. Recently, the U.S. government has altered its approach to international trade policy and in some case renegotiated, or potentially terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The current U.S. administration has imposed significant increases to tariffs on goods imported into the U.S., including from China and Vietnam, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture additional countries and types of goods. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. While the U.S. administration has negotiated tariff rates with several countries, the negotiation with many countries is ongoing. Due to the numerous executive orders, the overall determination of duties on imports has become complex. The tariffs and related policy changes have significantly affected our business, financial condition and results of operations, and we may not be able to plan for alternative sources for our supply chain and manufacturing operations or effectively mitigate the adverse impacts from such measures. Additional trade restrictions could be adopted with little to no advance notice, which could further increase the cost of our products, disrupt our supply chain, reduce the demand for our products, and impair our ability to effectively operate and compete in the countries where we do business. We are closely monitoring this evolving situation but there can be no assurance that we will be able to mitigate the impacts of any trade measures, which could be material to our operating results or harm our competitive position.

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

Since these activities are currently conducted in Taiwan and could be expanded to other foreign countries, some of these risks may be more significant due to the less predictable legal and political environment. Additionally, changes in the local political, social and economic environment could adversely affect our ability and plans to develop our own manufacturing capacity.

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
We receive a substantial majority of our revenues from the sale of enterprise WLAN and outdoor wireless networking equipment. As we expand into other products and services, such as video surveillance equipment, voice communication equipment, security access equipment, wireless backhaul, consumer electronics, and Software-as-a-Services, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins that we expect, our results of operations may be harmed and we may not recover our product development and marketing expenditures.

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

We rely on third party service providers, such as G-Suite, Google Cloud and Amazon Web Services, to provide distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. Any transition of the cloud services currently provided by these service providers to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. If our existing cloud service providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Our reliance on such third parties exposes us to cybersecurity risks and vulnerabilities if such third parties or their partners are targeted by cyber-attack or other sources of compromise. Additionally, our existing cloud service providers have broad discretion to change and interpret its terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business.

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

As of June 30, 2025, our balance outstanding under the Amended Credit Agreement for our Term Facilities (as defined herein), was $250.0 million. There was no outstanding balance on the Revolving Facility (as defined herein) as of June 30, 2025. The Facilities mature in March 2026. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of August 22, 2025, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

Additionally, California enacted the California Consumer Privacy Act, as amended (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. The CCPA was significantly expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) became effective. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the

CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, states such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Virginia, and Utah have enacted their own data privacy laws. Given the recent implementation of these regulations, we cannot yet predict the impact of these regulations on our business or operations.

We strive to comply with all applicable laws, policies and legal obligations relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, additional reporting requirements and/or oversight, bans or restrictions on processing personal data, orders to destroy or not use personal data, loss of customers, interruptions or stoppages in our business operations, inability to process personal data or operate in certain jurisdictions, limited ability to develop or commercialize our products and services, expenditure of time and resources to defend against claims or inquiries, changes to our business model or operation, or negative publicity, and could have an adverse effect on our brand, results of operations and financial condition.

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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development (“OECD”) to address base erosion and profit shifting (“BEPS”), including a Pillar Two framework that imposes a minimum tax rate of 15% in each taxing jurisdiction for multinational enterprises, and additional amendments or guidance regarding comprehensive U.S. tax reform, among other things, may change certain U.S. tax rules impacting the way U.S. multinationals are taxed, increase tax uncertainty and adversely impact our provision for income taxes.

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

From time to time the United States, foreign and state governments make substantive changes to tax laws and regulations. For example, in 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, which made a number of changes, including changing the taxation of certain foreign earnings and the requirement to capitalize and amortize research and development expenditures. Further, in 2022, the U.S. government enacted the Inflation Reduction Act, which made a number of changes, including adding a 1% excise tax on stock buybacks by publicly-traded corporations and a 15% corporate minimum tax for companies with higher than $1 billion of certain adjusted financial statement income. As a result of the 1% excise tax, the cost to us of making repurchases will increase. In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA extended or made permanent many of the corporate tax changes arising under the Tax Cuts and Jobs Act.

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

Below are our material locations as of June 30, 2025, all of which we lease.

Location	Sq. Ft	Lease expiration	Purpose
New York	6,500	9/30/2027	Corporate Office
Taiwan	352,000	2/28/2030	Factory, R&D and Administration
Czech Republic	80,000	3/31/2029	Warehouse and R&D
Utah	53,000	6/30/2028	Warehouse and R&D
Utah	87,000	10/31/2028	Warehouse
China	126,000	2/29/2028	R&D and Administration
Netherlands	149,000	5/31/2036	Warehouse
Memphis	161,000	8/31/2031	Warehouse
Chicago - Schaumburg	31,000	7/31/2031	Corporate Office & R&D
Latvia	35,000	12/31/2029	R&D
Portland	19,000	3/31/2032	R&D

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 9 in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of August 21, 2025, the number of record holders of our common stock, which is listed on the New York Stock Exchange under the ticker symbol "UI", was 7. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock from July 1, 2020 to June 30, 2025, with the comparable cumulative return the NYSE Composite Index and the S&P Computer & Retail Index. The graph assumes that $100 was invested on July 1, 2020 in our common stock, the NYSE Composite Index and the S&P Computer & Retail Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NYSE Composite Index and the S&P 500 Computer & Electronics Retail Index

$300
$250
$200
$150
$100
$50
Index Value
6/20
6/21
6/22
6/23
6/24
6/25
Period Ending
Ubiquiti Inc.
NYSE Composite
S&P 500 Computer & Electronic Retail

*$100 invested on July 1, 2020 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities

None.

Dividends

The following tables provides information with respect to the Company’s cash dividends declared and frequency of payments during fiscal year ended June 30, 2025 and 2024:

Year ended June 30, 2025
	Q1	Q2	Q3	Q4
Dividends declared date	August 23, 2024	November 8, 2024	February 4, 2025	May 6, 2025
Dividends payment date	September 9, 2024	November 25, 2024	February 24, 2025	May 27, 2025
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

Year ended June 30, 2024
	Q1	Q2	Q3	Q4
Dividends declared date	August 25, 2023	November 2, 2023	February 5, 2024	May 7, 2024
Dividends payment date	September 11, 2023	November 20, 2023	February 26, 2024	May 28, 2024
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

On August 22, 2025, the Company announced that the Board declared a cash dividend of $0.80 per share payable on September 8, 2025 to shareholders of record at the close of business on September 2, 2025. The Company intends to pay regular quarterly cash dividends of at least $0.80 per share during each remaining quarter of fiscal 2025, however any future dividends will be subject to the approval of the Board. In determining whether to approve future dividends, the Board will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.

Unregistered Securities Sold During fiscal 2025

We did not sell any unregistered securities during fiscal 2025.

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

Tariff and Trade Tensions – Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased and will significantly increase our product costs. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

Supply Constraints and Risks – We have experienced in the past, particularly from 2020 to 2023, and may experience in the future, periodic volatility in the supply of components used to manufacture our products. This has resulted in supply constraints and corresponding increases in component delivery lead times and costs to obtain components, and resulted in delays in product production. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we have taken the right actions to mitigate these supply constraints; however, we recognize the associated risks.

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

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 13, "Segment Information, Revenues by Geography and Significant Customers," to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our revenues to this implied PCS.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors, and, to a lesser extent, through sales through our webstores. Sales to distributors accounted for 56% and 62% of our revenues during the years ended June 30, 2025 and 2024, respectively. Webstore sales accounted for 44% and 38% of our revenues during the years ended June 30, 2025 and 2024, respectively.

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

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, and trade disputes pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased and will significantly increase our product costs. For so long as such tariffs are in effect, we expect it will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I — Item 1A. Risk Factors — Risks Related to Our International Operations — Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

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

We record amounts billed for shipping and handling costs as revenues. We act as principal as we are responsible for providing shipping services in exchange for a fee charged to the buyer and hence recognize revenue in the gross amount of consideration received from the customer. We classify shipping and handling costs incurred by us as cost of revenue. Deposits payments received from distributors in advance of recognition of revenues are included in current liabilities of our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.

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

Inventory and Inventory Valuation

Our inventories are comprised of finished goods and raw materials. Inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (NRV). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of NRV involves certain judgments including estimating average selling prices based on recent sales. Should actual market conditions differ from our estimates, future results of operations could be materially affected. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. Write-downs are not reversed until the related inventory has been subsequently sold or scrapped.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Results of Operations

Comparison of Years Ended June 30, 2025 and 2024

	Year ended June 30,
	2025		2024
	(In thousands, except percentages)
Revenues	$2,573,545	100%	$1,928,490	100%
Cost of revenues (1)	1,456,094	57%	1,188,728	62%
Gross profit	1,117,451	43%	739,762	38%
Operating expenses:
Research and development (1)	169,672	7%	159,768	8%
Sales, general and administrative (1)	111,499	4%	80,997	4%
Total operating expenses	281,171	11%	240,765	12%
Income from operations	836,280	32%	498,997	26%
Interest expense and other, net	30,628	1%	75,169	4%
Income before income taxes	805,652	31%	423,828	22%
Provision for income taxes	93,730	4%	73,868	4%
Net income	$711,922	27%	$349,960	18%

(1) Includes share-based compensation as follows:
Cost of revenues	$238		$159
Research and development	5,238		4,831
Sales, general and administrative	1,732		1,368
Total share-based compensation	$7,208		$6,358

Revenues

Total revenues increased $645.1 million, or 33.4%, from $1,928.5 million in fiscal 2024 to $2,573.5 million in fiscal 2025. The increase in revenue was driven by an increase in revenue from both our Enterprise Technology platform and, to a lesser extent, our Service Provider Technology platform. We experienced an increase in both direct sales through our webstores as well as sales through distributors during fiscal year ended June 30, 2025 as compared to fiscal 2024.

Revenues by Product Type

	Year ended June 30,
	2025		2024
	(in thousands, except percentages)
Enterprise Technology	$2,254,254	88%	$1,617,665	84%
Service Provider Technology	319,291	12%	310,825	16%
Total revenues	$2,573,545	100%	$1,928,490	100%

Enterprise Technology revenues increased $636.6 million, or 39.4%, from $1,617.7 million in fiscal 2024 to $2,254.3 million in fiscal 2025, primarily due to increase in revenue from our Enterprise Technology platform in all regions except South America.

Service Provider Technology revenues increased $8.5 million, or 2.7%, from $310.8 million in fiscal 2024 to $319.3 million in fiscal 2025, primarily due to increase in revenue in our Service Provider Technology platform in the Europe, the Middle East and Africa region, partially offset by declines in all other regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2025 and fiscal 2024:

	Year ended June 30,
	2025		2024
	(in thousands, except percentages)
North America (1)	$1,295,515	50%	$946,428	49%
Europe, the Middle East and Africa	999,384	39%	740,113	38%
Asia Pacific	168,843	7%	127,901	7%
South America	109,803	4%	114,048	6%
Total revenues	$2,573,545	100%	$1,928,490	100%
 (1) Revenue for the United States was $1,193.3 and $881.0 in fiscal 2025 and fiscal 2024, respectively.

North America

Revenues in North America increased $349.1 million, or 36.9%, from $946.4 million in fiscal 2024 to $1,295.5 million in fiscal 2025. The year-over-year increase was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA increased $259.3 million, or 35.0%, from $740.1 million in fiscal 2024 to $999.4 million in fiscal 2025. The year-over-year increase was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $40.9 million, or 32.0%, from $127.9 million in fiscal 2024 to $168.8 million in fiscal 2025. The year-over-year increase was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America decreased $4.2 million, or 3.7%, from $114.0 million in fiscal 2024 to $109.8 million in fiscal 2025. The year-over-year decrease was due to decreased revenue from both our Enterprise Technology products and Service Provider Technology products.

Gross Profit Margin - Gross Profit as a percentage of Revenue

Gross profit margin increased to 43.4% in fiscal 2025 from 38.4% in fiscal 2024. The increase in gross profit margin for fiscal 2025 as compared to fiscal 2024 was primarily driven by favorable product mix, and as a percentage of revenue, lower excess and obsolete inventory charges and lower indirect operating expenses, partially offset by higher tariffs.

Operating Expenses

Research and Development

R&D expenses increased $9.9 million, or 6.2%, from $159.8 million in fiscal 2024 to $169.7 million in fiscal 2025. As a percentage of revenues, R&D expenses decreased from 8% in fiscal 2024 to 7% in fiscal 2025. The increase in R&D expenses for fiscal 2025 compared to fiscal 2024 was primarily driven by higher employee-related expenses and higher depreciation and software expenses, partially offset by lower prototype-related expenses

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $30.5 million, or 37.7%, from $81.0 million in fiscal 2024 to $111.5 million in fiscal 2025. As a percentage of revenues, SG&A expenses remained consistent at 4% for both fiscal 2024 and 2025. The increase in SG&A expenses for fiscal 2025 compared to fiscal 2024 was primarily driven by credit card processing fees arising from incremental webstore sales, reserves taken against accounts receivable and higher employee-related expenses, marketing expenses and professional fees.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses decreased $44.6 million, or 59.3%, from $75.2 million in fiscal 2024 to $30.6 million in fiscal 2025. As a percentage of Revenue, I&O expense decreased from 4% in fiscal 2024 to 1% in fiscal 2025. The decrease in I&O expense for fiscal 2025 as compared to fiscal 2024 was primarily driven by lower interest expense driven by a decrease in borrowings and lower interest rates.

Provision for Income Taxes

Our provision for income taxes increased by 26.9% from $73.9 million for fiscal 2024 to $93.7 million for fiscal 2025. Our effective tax rate decreased to 11.6% in fiscal 2025 as compared to 17.4% for fiscal 2024. During the fourth quarter of fiscal 2025, the Company transferred certain intangible properties held by our foreign subsidiaries to the U.S. A corresponding amount of $53.7 million of R&D expenditures is now recognized as a U.S deferred tax asset and, pursuant to GAAP, immediately recognized in the fourth quarter of fiscal 2025. The change in effective tax rates for fiscal 2025 as compared to fiscal 2024 was primarily driven by a one-time deferred tax benefit of $53.7 million arising from this transaction and changes in the mix of the income earned in various tax jurisdictions.

During 2021, the Organization for Economic Co-operation and Development (OECD) announced an agreed-upon framework for its members to implement a global minimum corporate tax of 15% for multinational enterprises, commonly referred to as Pillar Two. Many countries have already proposed or enacted legislation to implement elements of the framework which apply to Ubiquiti beginning in fiscal year 2025. While we are monitoring developments and evaluating the potential impact on future periods, Pillar Two did not have a significant impact on our fiscal year 2025 financial results. As additional jurisdictions enact Pillar Two legislation, transactional rules lapse, and other provisions of the minimum tax legislation become effective in our fiscal year 2026, we anticipate that our effective tax rate and cash tax payments may increase in future years.

Comparison of Year Ended June 30, 2024 and 2023

Pursuant to Regulation S-K item 303, a detailed review of our fiscal 2024 performance compared to our fiscal 2023 performance is incorporated by reference from Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed with the SEC on August 23, 2024.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents, cash generated by operations and the availability of additional funds under the Facilities (as defined herein). We had cash and cash equivalents of $149.7 million and $126.3 million at June 30, 2025 and 2024, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands):

	Year ended June 30,
	2025	2024
Net cash provided by operating activities	$640,027	$541,516
Net cash used in investing activities	(12,586)	(11,975)
Net cash used in financing activities	(604,056)	(518,025)
Net increase in cash and cash equivalents	$23,385	$11,516

Cash Flows from Operating Activities

For fiscal 2025 the net cash provided by operating activities was $640.0 million, primarily due to net income of $711.9 million, and the benefit of decreasing vendor deposits of $64.2 million. These cash inflows were partially offset by net cash outflows arising from other changes in operating assets and liabilities of $123.5 million and non-cash adjustments of $12.5 million. This net change in operating assets and liabilities consisted primarily of a $219.9 million increase in inventories, a $86.9 million increase in accounts receivable, a $16.3 million increase in prepaid expenses and other assets, a $10.8 million decrease in income taxes payable, partially offset by a $180.3 million increase in accounts payable and accrued liabilities and $30.1 million increase in deferred revenues.

For fiscal 2024 the net cash provided by operating activities was $541.5 million, primarily due to net income of $350.0 million, and the benefit of decreasing inventories by $250.7 million and non-cash adjustments of $59.5 million. These cash inflows were partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $118.6 million. This net change in operating assets and liabilities consisted primarily of a $70.5 million decrease in accounts payable and accrued liabilities, a $17.1 million decrease in income taxes payable, a $18.3 million increase in vendor deposits and a $17.6 million increase in prepaid expenses and other assets, partially offset by a $6.6 million increase in deferred revenues.

Cash Flows from Investing Activities

We used $12.6 million of cash in investing activities during fiscal 2025. Our investing activities consisted primarily of $12.6 million of capital expenditures.

We used $12.0 million of cash in investing activities during fiscal 2024. Our investing activities consisted primarily of $12.0 million of capital expenditures.

Cash Flows from Financing Activities

We used $604.1 million of cash in financing activities during fiscal 2025, which primarily consisted of repayments of debt and payment of common stock dividends. During fiscal 2025, we repaid $175.0 million on our Revolving Facility, net of borrowings, $283.1 million on our Term Loan Facilities, and paid $145.2 million for dividends on our common stock. See Note 7 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

We had cash outflows of $518.0 million from financing activities during fiscal 2024 which primarily consisted of repayments of debt and payment of common stock dividends. During fiscal 2024, we repaid $215.0 million on our Revolving Facility, $157.5 million on our Term Loan Facilities, and paid $145.1 million for dividends on our common stock. See Note 7 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the existing Revolving Facility and our intention to have a new facility before the existing one matures in March 2026, if needed, will be sufficient to meet our near-term working capital requirements, dividends, repurchases of our common stock and capital expenditure needs for the next twelve months. We believe that we have sufficient track record of managing working capital that we will be able to establish a new credit facility prior to the maturity of our existing credit facility, satisfying our long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the credit facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits, the availability of additional funds under credit facilities and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. See “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition” and “Part I-Item 1A. Risk Factors – Risks Related to Our Business and Industry - General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue," for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2025 or 2024.

Based upon our historical experience and information known as of the date of this Annual Report on Form 10-K, we do not believe it is likely that we will have material liability for the above indemnities as of June 30, 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under credit facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2025 we had $1,295.1 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month. See Note 9 – Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under purchase commitments as of June 30, 2025.

Transition Tax

We have obligations of $28.1 million as of June 30, 2025, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within income tax payable on our consolidated balance sheets.

Other Obligations

As of June 30, 2025, we have other obligations of $4.4 million which primarily consist of commitments related to research and development projects.

Unrecognized Tax Benefits

As of June 30, 2025, we had $34.7 million of unrecognized tax benefits and an additional $5.5 million of accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $149.7 million and $126.3 million as of June 30, 2025 and 2024. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of June 30, 2025, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $5.0 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $12.8 million for fiscal year June 30, 2025.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as at June 30, 2025 are denominated would result in a charge or benefit to our income before income taxes of approximately $3.7 million for fiscal year June 30, 2025.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2025.

The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2025 fiscal year end) under the headings "Executive Officers," "Proposal One Election of Directors – Information Regarding Nominees,” "Proposal One

Election of Directors - Information Regarding Continuing Directors," and “Corporate Governance.”

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2025 fiscal year end) under the headings “Executive Compensation”, “Proposal One Election of Directors – Directors’ Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2025 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters,” and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2025 fiscal year end) under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2025 fiscal year end) under the headings “Proposal Two Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies.”

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended, as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.4#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.6	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.7	Third Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Ubiquiti Inc. as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	April 5, 2021

10.8	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among Ubiquiti Inc., as borrower, certain domestic subsidiaries of the borrower, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent.	8-K	10.1	April 7, 2023

19	Insider Trading Policy	10-K	19	August 23, 2024

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

97	Ubiquiti Inc. Incentive Compensation Clawback Policy	10-K	97	August 23, 2024

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

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

Ubiquiti Inc.

Dated:	August 22, 2025	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 22, 2025	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2025

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)	August 22, 2025

/s/ Ronald A. Sege Ronald A. Sege	Director	August 22, 2025

/s/ Rafael Torres Rafael Torres	Director	August 22, 2025

/s/ Brandon Arrindell Brandon Arrindell	Director	August 22, 2025

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2025 and June 30, 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and June 30, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Valuation of excess or obsolete inventory
As discussed in Note 2 to the consolidated financial statements, the Company’s inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (NRV). The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. The Company’s determination of the valuation of excess or obsolete inventory is based on a comparison of the quantity and cost of inventory on hand to anticipated demand, alternative uses, and other factors. As of June 30, 2025, the Company’s inventories totaled $675.1 million.

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
New York, New York
August 22, 2025

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$149,727	$126,342
Accounts receivable, net of allowance for doubtful accounts of $11,956 and $498 at June 30, 2025 and 2024 respectively	244,616	169,147
Inventories	675,098	462,032
Vendor deposits	48,209	123,461
Prepaid expenses and other current assets	55,572	35,031
Total current assets	1,173,222	916,013
Property and equipment, net	73,495	81,126
Operating lease right-of-use assets, net	44,655	47,768
Deferred tax assets	107,968	35,934
Other long-term assets	67,111	73,571
Total assets	$1,466,451	$1,154,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164,793	$51,095
Income taxes payable	40,733	23,475
Debt — short-term	249,557	36,508
Other current liabilities	255,772	173,713
Total current liabilities	710,855	284,791
Income taxes payable — long-term	25,529	53,599
Operating lease liabilities — long-term	35,458	37,176
Debt — long-term	—	669,878
Deferred tax liability	334	492
Other long-term liabilities	26,015	13,416
Total liabilities	798,191	1,059,352
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,492,105 and 60,462,539 issued and outstanding at June 30, 2025 and 2024, respectively	61	60
Additional paid–in capital	17,075	10,645
Retained earnings	651,124	84,355
Total stockholders’ equity	668,260	95,060
Total liabilities and stockholders’ equity	$1,466,451	$1,154,412

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended June 30,
	2025	2024	2023
Revenues	$2,573,545	$1,928,490	$1,940,512
Cost of revenues	1,456,094	1,188,728	1,179,781
Gross profit	1,117,451	739,762	760,731
Operating expenses:
Research and development	169,672	159,768	145,172
Sales, general and administrative	111,499	80,997	70,993
Total operating expenses	281,171	240,765	216,165
Income from operations	836,280	498,997	544,566
Interest expense and other, net	30,628	75,169	58,224
Income before income taxes	805,652	423,828	486,342
Provision for income taxes	93,730	73,868	78,701
Net income	$711,922	$349,960	$407,641
Net income per share of common stock:
Basic	$11.77	$5.79	$6.75
Diluted	$11.76	$5.79	$6.74
Weighted average shares used in computing net income per share of common stock:
Basic	60,480	60,454	60,435
Diluted	60,534	60,458	60,451
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	60,420,525	$60	$650	$(383,112)	$(474)	$(382,876)
Net Income	—	—	—	407,641	—	407,641
Reclassification adjustment for loss on investments included in net income	—	—	—	—	474	474
Stock options exercised	2,112	—	23	—	—	23
Restricted stock units issued, net of tax withholdings	19,259	—	(686)	—	—	(686)
Share-based compensation expense	—	—	4,734	—	—	4,734
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,043)	—	(145,043)
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$—	$(115,733)
Net Income	—	—	—	349,960	—	349,960
Restricted stock units issued, net of tax withholdings	20,643	—	(434)	—	—	(434)
Share-based compensation expense	—	—	6,358	—	—	6,358
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,091)	—	(145,091)
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$—	$95,060
Net Income	—	—	—	711,922	—	711,922
Restricted stock units issued, net of tax withholdings	29,566	1	(778)	—	—	(777)
Share-based compensation expense	—	—	7,208	—	—	7,208
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,153)	—	(145,153)
Balance at June 30, 2025	60,492,105	$61	$17,075	$651,124	$—	$668,260
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$711,922	$349,960	$407,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,901	19,251	16,292
Amortization of debt issuance costs	2,022	1,725	1,405
Provision for excess and obsolete inventory	6,657	23,905	13,391
Provision for loss on vendor deposits	11,088	20,019	(3,913)
Share-based compensation	7,208	6,358	4,734
Deferred taxes, net	(72,192)	(11,967)	(16,857)
Provision for bad debt	11,458	(574)	553
Other, net	(685)	745	1,519
Changes in operating assets and liabilities:
Accounts receivable	(86,927)	(1,765)	(48,200)
Inventories	(219,867)	250,665	(487,922)
Vendor deposits	64,164	(18,253)	(39,457)
Prepaid expenses and other assets	(16,344)	(17,564)	(10,252)
Accounts payable	113,550	(103,086)	69,730
Income taxes payable	(10,812)	(17,115)	(14,041)
Deferred revenues	30,122	6,595	(1,321)
Accrued and other liabilities	66,762	32,617	(38,730)
Net cash provided by (used in) operating activities	640,027	541,516	(145,428)
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(12,586)	(11,975)	(20,934)
Net cash used in investing activities	(12,586)	(11,975)	(20,934)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility - Term	—	—	250,000
Proceeds from borrowing under the credit facility- Revolver	30,000	—	415,000
Repayment against credit facility- Revolver	(205,000)	(215,000)	(345,000)
Repayment against credit facility- Term	(283,125)	(157,500)	(28,125)
Debt issuance costs	—	—	(1,205)
Payment of common stock cash dividends	(145,153)	(145,091)	(145,043)
Proceeds from exercise of stock options	—	—	23
Tax withholdings related to net share settlements of restricted stock units	(778)	(434)	(686)
Net cash (used in) provided by financing activities	(604,056)	(518,025)	144,964
Net increase (decrease) in cash and cash equivalents	23,385	11,516	(21,398)
Cash and cash equivalents at beginning of period	126,342	114,826	136,224
Cash and cash equivalents at end of period	$149,727	$126,342	$114,826
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$177,237	$108,572	$109,685
Interest paid	$31,048	$75,094	$53,870
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$10,565	$4,393	$7,201
Unpaid property and equipment and other long-term assets	$1,448	$1,300	$1,274

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2025, 2024 and 2023 as fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

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

We record amounts billed for shipping and handling costs as revenues. We act as principal as we are responsible for providing shipping services in exchange for a fee charged to the buyer and hence recognize revenue in the gross amount of consideration received from the customer. We classify shipping and handling costs incurred by us as cost of revenue. We concluded that we are principal in these transactions and hence recorded the shipping revenue transaction at gross. Deposit payments received from distributors in advance of recognition of revenues are included in current liabilities of our balance sheet and are recognized as revenues when all the criteria for recognition of revenues are met.

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

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2025 and 2024, the Company had deferred revenues of $62.0 million and $33.7 million, respectively.

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

The changes in the estimate of expected credit losses for the Company's trade receivables were as follows (in thousands):

	Year ended June 30,
	2025	2024	2023
Beginning balance	$498	$92	$52
Charged to expenses	11,458	406	40
Ending balance	$11,956	$498	$92

Long Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets, are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2025, 2024 and 2023.

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

Share-based Compensation

The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period. The Company did not grant any stock options during fiscal 2025, fiscal 2024 or fiscal 2023. Restricted stock units are valued based on the fair value of the Company’s common stock on the date of grant.

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

Newly Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 are effective for the Company's fiscal year beginning July 1, 2024. As of July 1, 2024, the Company adopted the new standard, including identifying, evaluating and quantifying the impact on its consolidated financial statements. The Company concluded that the adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows and related disclosures.

Recent Accounting Pronouncements Not Yet Effective

Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which amends the existing guidance relating to the annual disclosures for accounting for income taxes. ASU 2023-09 requires a public business entity to disclose a tabular rate reconciliation using specified categories and providing additional information for reconciling items that exceed a quantitative threshold. In addition, ASU 2023-09 requires the disaggregation of federal, state and foreign income taxes paid (net of funds received), with further disaggregation required for individual jurisdictions in which the income taxes paid exceed five percent of the Company's total income taxes paid. The provision for income taxes in the Company's statement of operations will also be required to be disaggregated by federal, state and foreign jurisdictions. The amendments in ASU 2023-09 will become effective for annual disclosures in the Company's fiscal year beginning July 1, 2025, with early adoption permitted. The FASB indicated ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This ASU will only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

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

As of June 30, 2025 and 2024, the Company’s customer deposits were $2.8 million and $1.3 million, respectively.

As of June 30, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $36.0 million and $26.0 million, respectively.

As of June 30, 2024, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $20.3 million and $13.4 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For fiscal years 2025 and 2024 we recognized revenues amounting to $20.3 million and $17.9 million, respectively from previous years' deferred revenue balances.

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

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year ended June 30,
	2025	2024	2023
Numerator:
Net income	$711,922	$349,960	$407,641
Denominator:
Weighted-average shares used in computing basic earnings per share	60,480	60,454	60,435
Add—dilutive potential common shares:
Restricted stock units	54	4	16
Weighted-average shares used in computing diluted earnings per share	60,534	60,458	60,451
Net income per share of common stock:
Basic	$11.77	$5.79	$6.75
Diluted	$11.76	$5.79	$6.74

The Company excludes potentially dilutive securities from its diluted earnings per share calculation when their effect would be anti-dilutive to earnings per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Year ended June 30,
	2025	2024	2023
Restricted stock units	9	80	2

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2025	2024
Finished goods	$627,971	$387,447
Raw materials	47,127	74,585
Total	$675,098	$462,032

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2025	2024
Prepaid income taxes	$7,339	$6,766
Prepaid expenses and other Assets	39,458	23,702
Other taxes	8,775	4,563
Total	$55,572	$35,031

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2025	2024
Testing equipment	$20,581	$18,964
Tooling equipment	26,528	26,892
Leasehold improvements	27,578	26,264
Computer and other equipment	8,141	10,482
Software	9,016	9,375
Furniture and fixtures	2,170	1,913
Corporate aircraft	65,807	65,807
Property and equipment, gross	159,821	159,697
Less: Accumulated depreciation and amortization	(86,326)	(78,571)
Property and equipment, net	$73,495	$81,126

The Company recorded depreciation and amortization expense of $20.3 million, $17.7 million and $14.7 million in fiscal 2025, 2024 and 2023, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2025	2024
Hong Kong tax deposit (1)	$60,270	$60,402
Intangible assets, net (2)(3)	2,628	4,164
Other long-term assets	4,213	9,005
Total	$67,111	$73,571
(1) The Company expects the deposits made with Hong Kong Inland Revenue Department ("IRD") to be refunded upon completion of the audit. See Note 12 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $9.1 million and $7.5 million for the years ending June 30, 2025 and June 30, 2024, respectively.
(3) Amortization expense for intangible assets was $1.6 million, $1.6 million and $1.6 million for the years ended June 30, 2025, 2024 and 2023 respectively.

The following table presents expected future intangible asset amortization as of June 30, 2025:

Fiscal 2026	$900
Fiscal 2027	250
Fiscal 2028	250
Fiscal 2029	244
Fiscal 2030	241
Thereafter	743
Total future intangible asset amortization	$2,628

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,
	2025	2024
Deferred revenue — short term	$35,968	$20,332
Accrued expenses	36,090	26,600
Lease liability — current	12,401	13,724
Warranty accrual	11,739	10,825
Accrued compensation and benefits	9,086	8,453
Customer deposits	2,817	1,283
Reserves for sales returns	3,005	3,906
Inventory received not billed	120,826	72,560
Other payables	23,840	16,030
Total	$255,772	$173,713

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2025	2024
Deferred revenue — long-term	$26,015	$13,416
Total	$26,015	$13,416

NOTE 6—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2025	2024
Beginning balance	$10,825	$8,745
Accruals for warranties issued during the period	15,208	12,823
Changes in liability for pre-existing warranties during the period	(1,702)	1,043
Settlements made during the period	(12,592)	(11,786)
Total	$11,739	$10,825

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

The Company's unamortized balance of debt issuance costs are $0.4 million as of June 30, 2025, which are amortized as interest expense over the life of the Facilities. Amortization of debt issuance costs included in interest expense for the year ended June 30, 2025 and 2024 were $2.0 million and $1.7 million respectively

The Company’s debt consisted of the following (in thousands):

	June 30,
	2025	2024
Initial Term Loan Facility - short term	$250,000	$25,000
First Amendment Term Loan Facility - short-term	—	12,500
Debt issuance costs, net	(443)	(992)
Total Debt - short term	249,557	36,508
Initial Term Loan Facility - long term	—	393,750
First Amendment Term Loan Facility - long-term	—	101,875
Revolving Facility - long term	—	175,000
Debt issuance costs, net	—	(747)
Total Debt - long term	$—	$669,878

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

The Facilities

As of June 30, 2025, $250.0 million was outstanding on the Initial Term Loan Facility. There was no outstanding balance on the Revolving Facility as of June 30, 2025, resulting in $700.0 million being available on the Revolving Facility. The First Amendment Term Loan Facility was fully repaid during the three months ended September 30, 2024 and there is no balance outstanding as of June 30, 2025. As of June 30, 2025 and 2024, the fair value of the Company's Facilities approximated the historical cost.

Term Facility:

During fiscal year 2025, the Company made aggregate payments of $309.1 million under the Term Loan Facilities, of which $283.1 million was a repayment of principal and $26.0 million was a payment of interest. As of June 30, 2025, the interest rate of the Initial Term Loan facility was 5.93%.

Revolving Facility:

During fiscal year 2025, the Company made aggregate payments of $210.0 million under the Revolving Facility, of which $205.0 million was a repayment of principal and $5.0 million was a payment of interest.

The following table summarizes our estimated debt and interest payment obligations as of June 30, 2025, for fiscal 2026 and future fiscal years (in thousands):

Fiscal Year	2026	2027	2028	2029	2030	Thereafter	Total
Debt payment obligations	$250,000	$—	$—	$—	$—	$—	$250,000
Interest and other payments on debt payment obligations (1)	12,020	—	—	—	—	—	12,020
Total	$262,020	$—	$—	$—	$—	$—	$262,020
(1) - Interest payments are calculated based on the applicable rates and payment dates as of June 30, 2025. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of June 30, 2025, we included such options in determining the lease terms for certain of our leases as we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for fiscal years ended June 30, 2025 and 2024 (in thousands):

		June 30,
		2025	2024
Operating lease costs:	Financial Statement Classification
Fixed lease costs	Operating expenses	$11,846	$11,671
Fixed lease costs	Cost of revenues	4,605	4,038
Variable lease costs	Operating expenses	631	655
Variable lease costs	Cost of revenues	907	807
Total lease costs		$17,989	$17,171

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for fiscal years June 30, 2025 were immaterial and 2024 were $0.2 million, respectively. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For fiscal years June 30, 2025 and 2024, the cash paid for amounts associated with our operating lease liabilities were approximately $17.8 million and $17.3 million, respectively. Cash paid for amounts associated with the Company's operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2025:

Fiscal 2026	$14,010
Fiscal 2027	9,670
Fiscal 2028	7,481
Fiscal 2029	5,468
Fiscal 2030	4,371
Thereafter	11,721
Total future fixed operating lease payments	$52,721

Less: Imputed interest	$4,862
Total operating lease liabilities	$47,859

Weighted-average remaining lease term - operating leases	Six years
Weighted-average discount rate - operating leases	4.1%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2025 we had $1,295.1 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Transition Tax

We have an obligation of $28.1 million as of June 30, 2025, related to the mandatory transition tax on accumulated foreign earnings from the 2017 Tax Cuts and Jobs Act. We expect to make a payment to fully settle this obligation in the first quarter of fiscal 2026. This obligation is included within income tax payable on our consolidated balance sheets.

Other Obligations

As of June 30, 2025, the Company has other obligations of $4.4 million which consisted primarily of commitments related to research and development projects.

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

Intellectual Ventures I LLC v. Ubiquiti Inc.

On August 8, 2023, Intellectual Ventures I LLC (“IV”) filed a patent infringement lawsuit against the Company in the District of Delaware, alleging that various Company products infringe United States Patent Number 8,594,122, which relates to 802.11ac “Beamforming” standards. IV seeks compensatory and enhanced damages, attorneys' fees and costs, and pre- and post-judgment interest. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 10—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Mr. Robert J. Pera, our Chairman and Chief Executive Officer, is the controlling owner of the Memphis Grizzlies, a team in the National Basketball Association (the “Grizzlies”). From time to time, the Grizzlies purchase our products through our webstore, on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. During fiscal 2025, we received approximately $270,000 from sales to the Grizzlies, inclusive of sales tax and shipping charges. Additionally, from time to time, the Grizzlies may participate in our product testing and marketing activities.

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

As of June 30, 2025, the Company had 4,848,742 authorized shares available for future issuance under all of its stock incentive plans.

Share-based Compensation

The following table shows total share-based compensation expense included in the Consolidated Statements of Operations for fiscal 2025, 2024 and 2023 (in thousands):

	Year ended June 30,
	2025	2024	2023
Cost of revenues	$238	$159	$73
Research and development	5,238	4,831	3,541
Sales, general and administrative	1,732	1,368	1,120
	$7,208	$6,358	$4,734

Stock Options

During fiscal 2025, 2024 and 2023, the aggregate intrinsic value of options exercised under the Company’s stock incentive plans was $0.0 million, $0.0 million, and $0.6 million, respectively, as determined as of the date of option exercise.

As of June 30, 2025, the Company had no unrecognized compensation cost related to stock options.

The Company did not grant any stock options during fiscal 2025, fiscal 2024, or fiscal 2023.

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

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2024	101,966	$191.04
RSUs granted	38,871	$252.51
RSUs vested	(33,134)	$202.35
RSUs forfeited	(7,639)	$207.68
Non-vested RSUs, June 30, 2025	100,064	$209.90

The intrinsic value of RSUs vested in fiscal 2025, 2024, and 2023 was $9.2 million, $3.5 million and $5.8 million, respectively. The total intrinsic value of all outstanding RSUs was $41.2 million as of June 30, 2025.

As of June 30, 2025, there was unrecognized compensation costs related to RSUs of $14.5 million which the Company expects to recognize over a weighted average period of 3.3 years.

NOTE 12—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Year ended June 30,
	2025	2024	2023
Domestic	$326,371	$149,523	$102,930
Foreign	479,281	274,305	383,412
	$805,652	$423,828	$486,342
The provision for income taxes consisted of the following (in thousands):

	Year ended June 30,
	2025	2024	2023
Current
Federal	$131,505	$67,870	$78,774
State	21,906	8,019	9,443
Foreign	12,511	9,946	7,341
Current tax expense	165,922	85,835	95,558
Deferred
Federal	(62,239)	(7,110)	(15,338)
State	(8,374)	(627)	(1,745)
Foreign	(1,579)	(4,230)	226
Deferred tax benefit (expense)	(72,192)	(11,967)	(16,857)
Provision for income taxes	$93,730	$73,868	$78,701

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows:

	Year ended June 30,
	2025	2024	2023
Statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations	(5.0)	(5.7)	(6.8)
State tax expense	2.0	1.3	1.3
Share-based compensation	0.1	0.3	0.1
Subpart F income	0.2	0.4	1.1
Intangibles realignment	(6.6)	—	—
Other permanent items	(0.1)	0.1	(0.5)
Effective tax rate	11.6%	17.4%	16.2%

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2025 are as follows (in thousands):

	June 30,
	2025	2024
Deferred tax assets
Reserves and allowances	$10,182	$5,631
Share-based compensation	501	452
Accrued expenses	792	824
Capitalized research expenditures	97,584	30,296
State tax	1,805	721
Investments	1,325	1,325
Lease liabilities	11,404	5,286
Other	17,804	14,974
Total deferred tax assets	141,397	59,509
Deferred tax liabilities
Property and equipment	(9,509)	(8,046)
Right of use assets	(11,052)	(4,929)
Other liabilities	(11,877)	(9,767)
Total deferred tax liabilities	(32,438)	(22,742)
Valuation allowance	(1,325)	(1,325)
Net deferred tax assets	$107,634	$35,442

During the fourth quarter of fiscal 2025, the Company transferred certain intangible properties held by our foreign subsidiaries to the U.S. The change in effective tax rates for fiscal 2025 as compared to fiscal 2024 was primarily driven by a one-time deferred tax benefit of $53.7 million relating to capitalized research expenditure as a result of this transaction.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2025, and 2024 consists of the following (in thousands):

	Year ended June 30,
	2025	2024
Unrecognized benefit—beginning of year	$33,049	$32,382
Gross increases—current year tax positions	7,023	5,347
Gross decreases—prior year tax positions due to statute lapse	(5,332)	(4,680)
Unrecognized benefit—end of year	$34,740	$33,049

As of June 30, 2025, the Company had approximately $34.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of June 30, 2025 and 2024, the Company had $5.5 million and $4.8 million accrued interest related to uncertain tax matters, respectively.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the Hong Kong Inland Revenue Department ("IRD"). All material consolidated federal, state and local income tax matters have been concluded for years through 2015. The majority of the Company's foreign jurisdictions have been concluded through 2015, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2019 statutory tax years.

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-U.S. entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final NOPA to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgement. The IRS responded to the Company's Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgement. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgement. As such, the Company is awaiting a trial date to be set. The Company continues to believe that its tax position filed with the IRS with regard to this matter is more likely than not to be sustained based on technical merits. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax paid by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

The Hong Kong Inland Revenue Department (the “IRD”) is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with the IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty. Between fiscal years 2018 and 2024, the Company made payments totaling a combined amount of $60.4 million as deposits, with the IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2018 income tax audits. On March 28, 2025, the Company received notification that the IRD is seeking an additional $2.0 million deposit covering the 2019 statutory tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $0.2 million covering the 2019 statutory tax year. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The Company expects the $60.3 million (net of foreign currency impact) of deposits made with the IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and changes to the U.S. taxation of profits derived from foreign operations. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation has multiple effective dates, with certain provisions effective in 2025 (our Fiscal year 2026) and others implemented through 2027 (our Fiscal year 2028). Although there is no effect on the Company’s current year financial statements, the Company will monitor and record, as necessary, the impact of these new provisions in the future consolidated financial statements.

NOTE 13—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
We have one reportable segment, which reflects how the chief operating decision maker (“CODM”), Chief Executive Officer, reviews and assesses performance of the business. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income reported in the consolidated statement of operations. The CODM uses consolidated net income in deciding whether to reinvest profits into certain parts of the business or return a portion of such profits to shareholders through dividends and stock repurchases. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the consolidated statement of operations.

Revenue

The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenues by product type were as follows (in thousands, except percentages):

	Year ended June 30,
	2025		2024		2023
Enterprise Technology	$2,254,254	88%	$1,617,665	84%	$1,621,426	84%
Service Provider Technology	319,291	12%	310,825	16%	319,086	16%
Total revenues	$2,573,545	100%	$1,928,490	100%	$1,940,512	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Year ended June 30,
	2025		2024		2023
North America (1)	$1,295,515	50%	$946,428	49%	$922,230	48%
Europe, the Middle East and Africa	999,384	39%	740,113	38%	759,405	39%
Asia Pacific	168,843	7%	127,901	7%	148,502	8%
South America	109,803	4%	114,048	6%	110,375	5%
Total revenues	$2,573,545	100%	$1,928,490	100%	$1,940,512	100%
(1) Revenue for the United States was $1,193.3 million, $881.0 million and $855.3 million for fiscal 2025, 2024, and 2023, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater or customers with net revenues of 10% or greater of total revenues.

NOTE 14—SUBSEQUENT EVENTS

Stock Repurchases

On August 21, 2025, the Company’s Board of Directors approved a new $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of common stock. The
2025 August Program expires on September 30, 2026.

Dividends

On August 22, 2025, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.80 per share payable on September 8, 2025 to shareholders of record at the close of business on September 2, 2025. Any future dividends will be subject to the approval of the Company’s Board of Directors.