Form 10-Q
period 2025-09-30
Ubiquiti Inc.
filed 2025-11-07
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 6, 2025, 60,499,655 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$177,195	$149,727
Accounts receivable, net of allowance for doubtful accounts of $11,929 and $11,956 at September 30, 2025 and June 30, 2025, respectively	245,336	244,616
Inventories	680,713	675,098
Vendor deposits	42,041	48,209
Prepaid expenses and other current assets	55,029	55,572
Total current assets	1,200,314	1,173,222
Property and equipment, net	73,212	73,495
Operating lease right-of-use assets, net	41,540	44,655
Deferred tax assets	107,952	107,968
Other long-term assets	67,259	67,111
Total assets	$1,490,277	$1,466,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$243,394	$164,793
Income taxes payable	48,576	40,733
Debt — short-term	133,456	249,557
Other current liabilities	147,676	255,772
Total current liabilities	573,102	710,855
Income taxes payable — long-term	26,032	25,529
Operating lease liabilities — long-term	33,689	35,458
Other long-term liabilities	29,010	26,349
Total liabilities	661,833	798,191
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,499,555 and 60,492,105 issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	61	61
Additional paid–in capital	17,781	17,075
Retained earnings	810,602	651,124
Total stockholders’ equity	828,444	668,260
Total liabilities and stockholders’ equity	$1,490,277	$1,466,451

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Revenues	$733,773	$550,344
Cost of revenues	396,364	318,726
Gross profit	337,409	231,618
Operating expenses:
Research and development	48,543	37,997
Sales, general and administrative	27,144	24,415
Total operating expenses	75,687	62,412
Income from operations	261,722	169,206
Interest expense and other, net	3,182	10,578
Income before income taxes	258,540	158,628
Provision for income taxes	50,664	30,640
Net income	$207,876	$127,988
Net income per share of common stock:
Basic	$3.44	$2.12
Diluted	$3.43	$2.12
Weighted average shares used in computing net income per share of common stock:
Basic	60,499	60,469
Diluted	60,559	60,494
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2025	60,492,105	$61	$17,075	$651,124	$668,260
Net Income	—	—	—	207,876	207,876
Restricted stock units issued, net of tax withholdings	7,450	—	(1,178)	—	(1,178)
Share-based compensation expense	—	—	1,884	—	1,884
Dividends paid on Common Stock ($0.80 per share)	—	—	—	(48,398)	(48,398)
Balance at September 30, 2025	60,499,555	$61	$17,781	$810,602	$828,444

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$95,060
Net Income	—	—	—	127,988	127,988
Restricted stock units issued, net of tax withholdings	7,669	—	(323)	—	(323)
Share-based compensation expense	—	—	1,696	—	1,696
Dividends paid on Common Stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balance at September 30, 2024	60,470,208	$60	$12,018	$176,061	$188,139

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$207,876	$127,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,089	6,126
Amortization of debt issuance costs	332	1,037
Provision for excess and obsolete inventory	1,327	2,375
Provision for loss on vendor deposits	4,349	4,355
Share-based compensation	1,884	1,696
Deferred taxes	(318)	99
Other, net	(384)	202
Changes in operating assets and liabilities:
Accounts receivable	(694)	(5,380)
Inventories	(6,557)	8,452
Vendor deposits	1,819	21,682
Prepaid expenses and other assets	(175)	(3,325)
Accounts payable	79,337	2,425
Income taxes payable	8,346	6,212
Deferred revenues	8,104	3,434
Accrued and other liabilities	(111,883)	56,289
Net cash provided by operating activities	198,452	233,667
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(5,158)	(2,604)
Net cash used in investing activities	(5,158)	(2,604)
Cash Flows from Financing Activities:
Repayment against credit facility- Revolver	—	(35,000)
Repayment against credit facility- Term	(116,250)	(120,625)
Payment of common stock cash dividends	(48,398)	(36,282)
Tax withholdings related to net share settlements of restricted stock units	(1,178)	(323)
Net cash used in financing activities	(165,826)	(192,230)
Net increase in cash and cash equivalents	27,468	38,833
Cash and cash equivalents at beginning of period	149,727	126,342
Cash and cash equivalents at end of period	$177,195	$165,175
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$42,751	$24,359
Interest paid	$3,230	$12,023
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$484	$1,132
Unpaid property and equipment and other long-term assets	$711	$1,300

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop high performance networking technology for service providers, enterprises, and consumers globally.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ending June 30, 2026 and 2025, as fiscal 2026 and fiscal 2025, respectively.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2025 balance sheet was derived from the audited consolidated financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025, included in its 2025 Annual Report on Form 10-K, as filed with the SEC on August 22, 2025 (the “2025 Annual Report”). The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the fiscal year ended June 30, 2025, included in the 2025 Annual Report. There have been no changes to the Company’s significant accounting policies as discussed in the 2025 Annual Report.

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

Recent Accounting Pronouncements Not Yet Effective

Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which amends the existing guidance relating to the annual disclosures for accounting for income taxes. ASU 2023-09 requires a public business entity to disclose a tabular rate reconciliation using specified categories and providing additional information for reconciling items that exceed a quantitative threshold. In addition, ASU 2023-09 requires the disaggregation of federal, state and foreign income taxes paid (net of funds received), with further disaggregation required for individual jurisdictions in which the income taxes paid exceed five percent of the Company's total income taxes paid. The provision for income taxes in the Company's statement of operations will also be required to be disaggregated by federal, state and foreign jurisdictions. The amendments in ASU 2023-09 will become effective for annual disclosures for fiscal year 2026. The FASB indicated ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This ASU will only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

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

As of September 30, 2025 and June 30, 2025, the Company’s customer deposits were $1.6 million and $2.8 million, respectively.

As of September 30, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $41.1 million and $29.0 million, respectively.

As of June 30, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $36.0 million and $26.0 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For the three months ended September 30, 2025, we recognized revenues amounting to $13.0 million from the deferred revenue balance as of June 30, 2025. For the three months ended September 30, 2024, we recognized revenues amounting to $7.4 million from the deferred revenue balance as of June 30, 2024.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2025	2024
Numerator:
Net income	$207,876	$127,988
Denominator:
Weighted-average shares used in computing basic earnings per share	60,499	60,469
Add—dilutive potential common shares:
Restricted stock units	60	25
Weighted-average shares used in computing diluted net income per share	60,559	60,494
Net income per share of common stock:
Basic	$3.44	$2.12
Diluted	$3.43	$2.12

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Finished goods	$631,023	$627,971
Raw materials	49,690	47,127
Total	$680,713	$675,098

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Prepaid income taxes	$7,517	$7,339
Prepaid expenses and other current assets	37,687	39,458
Other taxes	9,825	8,775
Total	$55,029	$55,572

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Testing equipment	$19,230	$20,581
Tooling equipment	27,990	26,528
Leasehold improvements	27,936	27,578
Computer and other equipment	8,581	8,141
Software	8,784	9,016
Furniture and fixtures	2,196	2,170
Corporate aircraft	65,807	65,807
Property and equipment, gross	160,524	159,821
Less: Accumulated depreciation and amortization	(87,312)	(86,326)
Property and equipment, net	$73,212	$73,495

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Hong Kong Tax deposit (1)	$60,805	$60,270
Intangible assets, net (2)(3)	2,241	2,628
Other long-term assets, net	4,213	4,213
Total	$67,259	$67,111
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 11, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $9.4 million and $9.1 million as of September 30, 2025, and June 30, 2025, respectively.
(3) Amortization expense for intangible assets was $0.4 million both for the three months ended September 30, 2025 and 2024, respectively.

The following table presents expected future intangible asset amortization as of September 30, 2025:

Fiscal 2026	$513
Fiscal 2027	250
Fiscal 2028	250
Fiscal 2029	244
Fiscal 2030	241
Thereafter	743
Total future intangible asset amortization	$2,241

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Deferred revenue — short-term	$41,077	35,968
Accrued expenses	35,515	36,090
Lease liability— current	11,039	12,401
Warranty accrual	11,186	11,739
Accrued compensation and benefits	17,489	9,086
Customer deposits	1,560	2,817
Reserve for sales returns	3,045	3,005
Inventory received not billed	5,421	120,826
Other payables	21,344	23,840
Total	$147,676	$255,772

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Deferred revenue — long-term	$29,010	$26,015
Deferred tax liability	$—	$334
Total	$29,010	$26,349

NOTE 6—ACCRUED WARRANTY

The Company offers warranties on certain products, generally a period of one to two years and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statements of operations within cost of revenues. The warranties are typically in effect for one year for distributors from the date of shipment and two years for direct sales from the date of delivery. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates. Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Beginning balance	$11,739	$10,825
Accruals for warranties issued during the period	3,362	3,772
Changes in liability for pre-existing warranties during the period	(927)	(156)
Settlements made during the period	(2,988)	(3,328)
Ending balance	$11,186	$11,113

NOTE 7—DEBT

On March 30, 2021, the Company, as borrower and certain domestic subsidiaries, as guarantors (the "Domestic Guarantors"), entered into an amended and restated credit agreement (as amended by a first amendment on April 3, 2023, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that extended the $700 million senior secured revolving credit facility (the “Revolving Facility,” together with the Term Loan Facility, as defined below, the "Facilities") and provided a $500 million senior secured term loan facility (the “Term Loan Facility”), and extended the maturity of the Facilities to March 30, 2026. In addition, the Facilities include an option to request increases in the amounts of such credit facilities by up to an additional $500 million in the aggregate. The loans under the Term Loan Facility are payable in quarterly installments of $6.25 million per quarter, commencing with the quarter ending June 30, 2021. The obligations of the Company and certain domestic subsidiaries under the Amended Credit Agreement are required to be guaranteed by the Domestic Guarantors and are collateralized by substantially all assets (excluding intellectual property) of the Company and the Domestic Guarantors.

The Company's unamortized balance of debt issuance costs is $0.3 million as of September 30, 2025, which are amortized as interest expense over the life of the Facilities. Amortization of debt issuance costs included in interest expense for the three months ended September 30, 2025 and September 30, 2024 were $0.33 million and $1.04 million, respectively.

The Company's debt consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Term Loan Facility - short term	$133,750	$250,000
Debt issuance costs, net	(294)	(443)
Total Debt - short term	133,456	249,557

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

The revolving loans and term loans under the Term Loan Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the Base Rate (as defined below) plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the Adjusted Term SOFR (as defined below) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bear interest at a floating rate per annum equal to the Base Rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base Rate is defined in the Amended Credit Agreement as the highest of (a) the Prime Rate (as defined in the Amended Credit Agreement), (b) the Federal Funds Rate (as defined in the Amended Credit Agreement) plus 0.50% and (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%; each change in the Base Rate shall take effect simultaneously with the corresponding change or changes in the Prime Rate, the Federal Funds Rate or Adjusted Term SOFR, as applicable (provided that clause (c) shall not be applicable during any period in which Adjusted Term SOFR is unavailable or unascertainable). The Base Rate shall not be less than 1.00%. Adjusted Term SOFR is Term SOFR (as defined in the Amended Credit Agreement) plus 0.10% per annum; provided that Adjusted Term SOFR shall in no event be less than 0.00%.

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

The Facilities

As of September 30, 2025, $133.8 million was outstanding on the Term Loan Facility. There was no outstanding balance on the Revolving Facility as of September 30, 2025, resulting in $700.0 million being available on the Revolving Facility. As of September 30, 2025 and June 30, 2025, the fair value of the Company's Facilities approximated the historical cost.

Term Loan Facility

During the three months ended September 30, 2025, the Company made aggregate payments of $119.5 million under the Term Loan Facility, of which $116.3 million was repayment of principal and $3.2 million was payment of interest.

Revolving Facility

There were no payments made under the Revolving Facility during the three months ended September 30, 2025.

The following table summarizes the Company’s estimated debt and interest payment obligations as of September 30, 2025 for the remainder of fiscal 2026 and future fiscal years (in thousands):

	2026 (remainder)	2027	2028	2029	2030	Thereafter	Total
Debt payment obligations	$133,750	$—	$—	$—	$—	$—	$133,750
Interest and other payments on debt payment obligations (1)	4,491	—	—	—	—	—	4,491
Total	$138,241	$—	$—	$—	$—	$—	$138,241
(1) Interest payments are calculated based on the applicable rates and payment dates as of September 30, 2025. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2036. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2025, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three months ended September 30, 2025 and 2024 (in thousands):

	Financial Statement Classification	Three Months Ended September 30,
		2025	2024
Operating lease costs:
Fixed lease costs	Operating expenses	$2,993	$2,917
Fixed lease costs	Cost of revenues	1,089	1,159
Variable lease costs	Operating expenses	477	113
Variable lease costs	Cost of revenues	70	196
Total lease costs		$4,629	$4,385

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three months ended September 30, 2025 and 2024 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2025 and 2024, cash paid for amounts associated with the Company's operating lease liabilities were approximately $4.6 million and $4.4 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2025:

Remainder of Fiscal 2026	$10,037
Fiscal 2027	9,815
Fiscal 2028	7,629
Fiscal 2029	5,545
Fiscal 2030	4,445
Thereafter	11,728
Total future fixed operating lease payments	$49,199

Less: Imputed interest	$4,471
Total operating lease liabilities	$44,728

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	4.1%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2025, we had $1,249.8 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

As of September 30, 2025, the Company has other obligations of $4.9 million which consisted primarily of commitments related to research and development projects.

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
NOTE 10—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the 2025 Annual Report.

As of September 30, 2025, the Company had 4,849,977 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Cost of revenues	$70	$54
Research and development	1,311	1,237
Sales, general and administrative	503	405
	$1,884	$1,696
Stock Options

There were no options exercised under the Company’s stock incentive plans during the three months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three months ended September 30, 2025 and 2024.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2025	100,064	$209.90
RSUs granted	4,845	$409.02
RSUs vested	(10,325)	$185.60
RSUs canceled	(3,205)	$203.51
Non-vested RSUs, September 30, 2025	91,379	$223.43

The intrinsic value of RSUs vested during the three months ended September 30, 2025 and 2024 was $4.4 million and $1.5 million, respectively.

The total intrinsic value of all outstanding RSUs was $60.4 million as of September 30, 2025.

As of September 30, 2025, there were unrecognized compensation costs related to RSUs of $14.0 million which the Company expects to recognize over a weighted average period of 3.0 years.

NOTE 11—INCOME TAXES

The Company recorded tax provisions of $50.7 million for the three months ended September 30, 2025 as compared to $30.6 million for the three months ended September 30, 2024. Our effective tax rate increased to 19.6% for the three months ended September 30, 2025 as compared to 19.3% for the three months ended September 30, 2024. The change in effective tax rates for the three months ended September 30, 2025, as compared to the same period in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Intangible Income (“FDII”) rules and subject to the Global Intangible Low-Taxes Income ("GILTI") and Pillar Two rules.

The Company’s estimated fiscal year 2026 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to the income tax benefits from the FDII deduction as well as profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional Pillar Two top up taxes related to our non-U.S. operations as well as income subject to GILTI.

As of September 30, 2025, the Company had approximately $34.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of September 30, 2025, the Company had $6.0 million accrued interest related to uncertain tax matters.

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

In July 2018, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-U.S. entities under the credit facility. This draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final NOPA to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgment. The IRS responded to the Company’s Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgment. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgment. As such, the Company is awaiting a trial date to be set. The Company continues to believe that its tax position filed with the IRS with regard to this matter is more likely than not to be sustained based on technical merits. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax paid by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

The Hong Kong Inland Revenue Department (the “IRD”) is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with the IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty. Between fiscal years 2018 and 2024, the Company made payments totaling a combined amount of $60.4 million as deposits with the IRD in connection with extending the statute of limitation for income tax examinations currently under audit for 2010-2018 income tax audits. On March 28, 2025, the Company received notification that the IRD is seeking an additional $2.0 million deposit covering the 2019 statutory tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of $0.2 million covering the 2019 statutory tax year. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The Company expects the $60.8 million (net of foreign currency impact) of deposits made with the IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and changes to the U.S. taxation of profits derived from foreign operations. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation has multiple effective dates, with certain provisions effective in 2025 (our current fiscal year 2026) and others implemented through 2027 (our fiscal year 2028). The Company has evaluated the OBBBA enacted during the quarter and determined its impact on the consolidated financial statements to be immaterial.

NOTE 12—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS

We have one reportable segment, which reflects how the chief operating decision maker (“CODM”), our Chief Executive Officer, reviews and assesses performance of the business. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income reported in the consolidated statement of operations. The CODM uses consolidated net income in deciding whether to reinvest profits into certain parts of the business or return a portion of such profits to shareholders through dividends and stock repurchases. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the consolidated statement of operations.

Revenue

The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
Enterprise technology	$657,147	90%	$470,184	85%
Service provider technology	76,626	10%	80,160	15%
Total revenues	$733,773	100%	$550,344	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
North America (1)	$382,824	52%	$271,247	49%
Europe, the Middle East and Africa (“EMEA”)	263,120	36%	204,888	37%
Asia Pacific	53,124	7%	40,938	8%
South America	34,705	5%	33,271	6%
Total revenues	$733,773	100%	$550,344	100%
 (1) Revenue for the United States was $351.3 million and $248.7 million for the three months ended September 30, 2025 and 2024, respectively.

For the periods presented, there were no customers with an accounts receivable balance of 10% or greater or customers with net revenues of 10% or greater of total revenues.

NOTE 13—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On August 21, 2025, the Company’s Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of its common stock. The

2025 August Program expires on September 30, 2026. During the three months ended September 30, 2025, the Company did not make any repurchases under the 2025 August Program.

NOTE 14—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Mr. Robert J. Pera, our Chairman and Chief Executive Officer, is the controlling owner of the Memphis Grizzlies, a team in the National Basketball Association (the “Grizzlies”). From time to time, the Grizzlies purchase our products through our webstore, on terms that we believe are no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. During the three months ended September 30, 2025, we received approximately $190,000 from sales to the Grizzlies, inclusive of sales tax and shipping charges. Additionally, from time to time, the Grizzlies may participate in our product testing and marketing activities.

NOTE 15—SUBSEQUENT EVENTS

Dividends

On November 5, 2025, the Company's Board of Directors approved a quarterly cash dividend of $0.80 per share payable on November 24, 2025 to shareholders of record at the close of business on November 17, 2025. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements (unaudited) and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the fiscal year ended June 30, 2025 contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Note 9, “Commitments and Contingencies” to our consolidated financial statements and Part II. Item 1. Legal Proceedings and Item 1A. Risk Factors, in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

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

Tariff and Trade Tensions – Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S. government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased and we expect will significantly increase our product costs. For so long as such tariffs are in effect, we expect such tariffs and related trade policy uncertainty will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

Supply Constraints and Risks – We have experienced in the past, particularly from 2020 to 2023, and may experience in the future, periodic volatility in the supply of components used to manufacture our products. This volatility has resulted in supply constraints and corresponding increases in component delivery lead times and costs to obtain components, and resulted in delays in product production. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we have taken the right actions to mitigate these supply constraints; however, we recognize the associated risks.

Russia-Ukraine Military Conflict – We are monitoring the ongoing military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated economic sanctions. While the impact on our operations in Ukraine and its surrounding countries has not been material to our business or results of operations as of the date hereof, the full impact of the military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our operations in Ukraine and its surrounding countries, and its impact on global supply chains. Refer to “Part II – Item IA. Risk Factors” for a discussion of these factors and other risks.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 57% of our revenues during the three months ended September 30, 2025. Direct sales accounted for 43% of our revenue during the three months ended September 30, 2025.

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

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, and trade disputes, pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S. government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased and will significantly increase our product costs. For so long as such tariffs are in effect, we expect such tariffs, and related trade policy uncertainty, will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our 2025 Annual Report, and there have been no material changes other than that have been disclosed in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements herein. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our 2025 Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
		% of Revenues		% of Revenues
Revenues	$733,773	100%	$550,344	100%
Cost of revenues (1)	396,364	54%	318,726	58%
Gross profit	337,409	46%	231,618	42%
Operating expenses:
Research and development (1)	48,543	7%	37,997	7%
Sales, general and administrative (1)	27,144	4%	24,415	4%
Total operating expenses	75,687	11%	62,412	11%
Income from operations	261,722	35%	169,206	31%
Interest expense and other, net	3,182	—%	10,578	2%
Income before income taxes	258,540	35%	158,628	29%
Provisions for income taxes	50,664	7%	30,640	6%
Net income	$207,876	28%	$127,988	23%
(1) Includes share-based compensation as follows:
Cost of revenues	70		54
Research and development	1,311		1,237
Sales, general and administrative	503		405
Total share-based compensation	$1,884		$1,696
Revenues

Total revenues increased by $183.4 million, or 33%, from $550.3 million in the three months ended September 30, 2024 to $733.8 million in the three months ended September 30, 2025.

The increase in revenues for the three months ended September 30, 2025, as compared to the same period in the prior year, was primarily driven by an increase in revenue from our Enterprise Technology platform, partially offset by a decrease in revenue from our Service Provider Technology platform.
Revenues by Product Type

	Three Months Ended September 30,
	2025		2024
	(in thousands, except percentages)
Enterprise technology	$657,147	90%	$470,184	85%
Service provider technology	76,626	10%	80,160	15%
Total revenues	$733,773	100%	$550,344	100%

Enterprise Technology revenue increased by $187.0 million, or 40%, from $470.2 million in the three months ended September 30, 2024 to $657.1 million in the three months ended September 30, 2025.

The increase in Enterprise Technology revenue during the three months ended September 30, 2025, as compared to the same period in the prior year, was due to an increase in revenue from our Enterprise Technology platform across all regions.

Service Provider Technology revenue decreased by $3.5 million, or 4%, from $80.2 million in the three months ended September 30, 2024 to $76.6 million in the three months ended September 30, 2025.

The decrease in Service Provider Technology in the three months ended September 30, 2025, as compared to the same period in the prior year, was primarily due to a decline in revenues in the South America, Asia Pacific and North America regions.
Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
	(in thousands, except percentages)
North America(1)	$382,824	52%	$271,247	49%
Europe, the Middle East and Africa (“EMEA”)	263,120	36%	204,888	37%
Asia Pacific	53,124	7%	40,938	8%
South America	34,705	5%	33,271	6%
Total revenues	$733,773	100%	$550,344	100%
(1) Revenue for the United States was $351.3 million and $248.7 million for the three months ended September 30, 2025 and 2024, respectively.

North America

Revenues in North America increased by $111.6 million, or 41%, from $271.2 million in the three months ended September 30, 2024 to $382.8 million in the three months ended September 30, 2025.

The increase in North America revenues during the three months ended September 30, 2025, as compared to the same period in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased by $58.2 million, or 28%, from $204.9 million in the three months ended September 30, 2024 to $263.1 million in the three months ended September 30, 2025.

The increase in EMEA revenues during the three months ended September 30, 2025, as compared to the same period in the prior year, was due to increased revenue from both our Enterprise Technology products as well as our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased by $12.2 million, or 30%, from $40.9 million in the three months ended September 30, 2024 to $53.1 million in the three months ended September 30, 2025.

The increase in Asia Pacific revenues during the three months ended September 30, 2025, as compared to the same period in the prior year, was due to increased revenue from our Enterprise Technology products, partially offset by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America increased by $1.4 million, or 4%, from $33.3 million in the three months ended September 30, 2024 to $34.7 million in the three months ended September 30, 2025.

The increase in South America revenues during the three months ended September 30, 2025, as compared to the same period in the prior year, was due to increased revenue from our Enterprise Technology products, partially offset by a decrease in revenue from our Service Provider Technology products.

Gross Profit

Gross profit margin increased to 46.0% in the three months ended September 30, 2025, compared to 42.1% in the three months ended September 30, 2024. The increase in gross profit margin for the three months ended September 30, 2025, as compared to the comparable prior year period, was primarily driven by favorable product mix and, as a percentage of revenue, lower shipping costs, indirect operating expenses, and excess and obsolete inventory charges, offset in part by higher tariff costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $10.5 million, or 28%, from $38.0 million in the three months ended September 30, 2024 to $48.5 million in the three months ended September 30, 2025. As a percentage of revenues, R&D expenses remained consistent at 7% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The increase in R&D expenses during the three months ended September 30, 2025, as compared to the comparable prior year period, was primarily driven by higher employee-related expenses, higher prototype-related expenses and software costs.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased by $2.7 million, or 11%, from $24.4 million in the three months ended September 30, 2024 to $27.1 million in the three months ended September 30, 2025. As a percentage of revenues, SG&A expenses remained consistent at 4% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The increase in SG&A for the three months ended September 30, 2025, as compared to the comparable prior year period, was primarily due to higher fees associated with webstore credit card processing, higher employee-related expenses, professional fees, and software expenses, partially offset by lower marketing expenses.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses decreased by $7.4 million, or 70%, from $10.6 million in the three months ended September 30, 2024 to $3.2 million in the three months ended September 30, 2025. As a percentage of revenue, I&O expenses decreased from 2% for the three months ended September 30, 2024 to 0.4% for the three months ended September 30, 2025.

The decrease in I&O expenses during the three months ended September 30, 2025, as compared to the comparable prior year period, was primarily due to lower interest expense driven by a decrease in borrowings and lower interest rates and foreign exchange losses in the first quarter of fiscal 2026 compared to foreign exchange gains in the comparable prior year period.

Provision for Income Taxes

Our provision for income taxes increased by $20.0 million, or 65%, from $30.6 million for the three months ended September 30, 2024 to $50.7 million for the three months ended September 30, 2025. Our effective tax rate increased to 19.6% for the three months ended September 30, 2025 as compared to 19.3% for the three months ended September 30, 2024.

The change in effective tax rates for the three months ended September 30, 2025, as compared to the same period in the prior year, was primarily driven by a change in the mix of income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Intangible Income (“FDII”) rules and subject to the Global Intangible Low-Taxes Income ("GILTI") and Pillar Two rules.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations, the availability of additional funds under the Facilities and short-term investments. We had cash and cash equivalents of $177.2 million and $149.7 million as of September 30, 2025 and June 30, 2025, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$198,452	$233,667
Net cash used in investing activities	(5,158)	(2,604)
Net cash used in financing activities	(165,826)	(192,230)
Net increase in cash and cash equivalents	$27,468	$38,833

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2025 consisted primarily of net income of $207.9 million, and non-cash adjustments of $12.3 million, partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $21.7 million. This net change in operating assets and liabilities consisted primarily of a $32.5 million decrease in net accounts payable and accrued liabilities, a $6.6 million increase in inventories, partially offset by a $8.3 million increase in taxes payable, a $8.1 million increase in deferred revenue, and a $1.8 million decrease in vendor deposits.

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

Cash Flows from Investing Activities

We used $5.2 million of cash in investing activities during the three months ended September 30, 2025. Our investing activities consisted primarily of $5.2 million of capital expenditures.

We used $2.6 million of cash in investing activities during the three months ended September 30, 2024. Our investing activities consisted primarily of $2.6 million of capital expenditures.

Cash Flows from Financing Activities

We used $165.8 million of cash in financing activities during the three months ended September 30, 2025. During the three months ended September 30, 2025, we repaid $116.3 million under the Company's Facilities and used $48.4 million related to dividends paid on our common stock.

We used $192.2 million of cash in financing activities during the three months ended September 30, 2024. During the three months ended September 30, 2024, we repaid $155.6 million under the Company’s Facilities and used $36.3 million related to dividends paid on our common stock.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the existing Revolving Facility, and our intention to enter into a new credit facility before the existing one matures in March 2026,if needed, will be sufficient to meet our near-term working capital requirements, pay quarterly dividends, make repurchases of our common stock and capital expenditure needs for the next twelve months. We believe that we have sufficient track record of managing working capital that we will be able to establish a new credit facility prior to the maturity of our existing credit facility satisfying our long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the credit facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits, the availability of additional funds under the credit facilities and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility may contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks, refer to "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition" and "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue," for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

Warranties and Indemnifications

Our products are generally accompanied by a twelve to twenty-four month warranty from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standard Board’s (“FASB's”), Accounting Standards Codification ("ASC"), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2025.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of September 30, 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2025, we had $1,249.8 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

We had other obligations of $4.9 million as of September 30, 2025, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of September 30, 2025, we had $34.7 million of unrecognized tax benefits and an additional $6.0 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, dependency on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our sources of liquidity to meet such needs, our ability to access new sources of liquidity, the Facilities (as defined herein), future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the impact of the global shortage of components and pricing inflation and supply chain constraints, associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $177.2 million and $149.7 million as of September 30, 2025 and June 30, 2025, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under the Facilities. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of September 30, 2025, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $2.7 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwanese Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $3.2 million for the three months ended September 30, 2025.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwanese Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as of September 30, 2025 are denominated would result in a charge or benefit to our income before income taxes of approximately $4.4 million for the three months ended September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 9, "Commitments and Contingencies" of the notes to consolidated financial statements for a discussion of our legal proceedings.

Item 1A. Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and the trading price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the risk factors set forth below. We operate in a competitive and rapidly changing environment and new risks emerge from time to time. If any event related to these known or unknown risks or uncertainties actually occurs, our business prospects, operating results, and financial condition could be materially adversely affected.

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
•our use of artificial intelligence ("AI") technologies which may present business, compliance, and reputational risks;
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

We and certain of our vendors have experienced cyber-attacks in the past, and we, our vendors, suppliers, and distributors may experience cyber-attacks in the future. As a result, unauthorized parties have obtained, and may in the future obtain, access to our systems, our confidential business information and data and may have obtained, and may in the future obtain, our users’ or customers’ data. Our security measures have in the past, and may in the future, be breached due to human error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers or those of our vendors to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, costly and time-intensive notice requirements or other remediation efforts, damage to our reputation, and a loss of confidence in the security of our products and services. Any such breach or unauthorized access could also lead customers to stop using our products and services, deter new customers from using our products and services, and otherwise negatively impact our ability to grow and operate our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
We use components that are subject to price fluctuations, shortages or interruptions of supply. The cost, quality and availability of these components are essential to the production and sale of all of our products and disruptions in our supply of these components have in the past and could in the future delay or disrupt the supply of our products and affect our business, results of operations and financial condition. For example, in 2020 and through most of 2023, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which impacted our ability and costs to manufacture our products. These supply shortages resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture our products. If there are shortages of chipsets or other components used to manufacture our products, there are many companies seeking to purchase the same components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts to minimize the potential adverse impacts of such supply shortages. There is also no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.

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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in Vietnam and China. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters (including as a result of climate change), military conflicts or geopolitical tensions in these geographic areas are significant. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storm, sea-level rise, changing precipitation and flooding. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the last decade, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The COVID-19 pandemic, the military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems have caused and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may cause in the future disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, when our suppliers’ ability to manufacture or provide key components or services is impacted by supply chain disruptions, we have incurred, and may incur in the future, additional costs to expedite deliveries of components and services. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, ransomware and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations.. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems may impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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

Unfavorable macroeconomic conditions, such as a recession, increasing tariffs, uncertainty over global trade policies or continued slowed economic growth, may negatively affect demand for our products and exacerbate some of the other risks that affect our business, results of operations and financial condition. Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. A tighter credit market for consumer, business, and service provider spending may have several adverse effects, including reduced demand for our products, increased price competition or deferment of purchases and orders by our customers. If global economic conditions are volatile or if economic conditions deteriorate, the consumer demand for our products may not reach our sales targets. Additional effects of unfavorable macroeconomic conditions may include increased demand for customer finance, difficulties in collection of accounts receivable, higher overhead costs as a percentage of revenue and higher interest expense, risk of supply constraints, risk of excess and obsolete inventories, risk of excess facilities and manufacturing capacity and increased risk of counterparty failures. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and results of operations.

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
Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction of these technologies, particularly generative AI, into our internal processes, and new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against. As we increase our investment in technology, software and systems to adopt AI into our internal processes, products and services, such investments may not increase productivity, result in more efficient operations or deliver better products, services and customer experiences.

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
•tariffs, the threat of new or increased tariffs, and ongoing trade tensions and related uncertainty;
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
Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. For example, ongoing tensions between the U.S., China and other countries have resulted in, and may result in further, changes in laws or regulations that will affect our ability and/or increase our costs to manufacture and sell our products. Recently, the U.S. government has altered its approach to international trade policy and in some case renegotiated, or potentially terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The current U.S. administration has imposed significant increases to tariffs on goods imported into the U.S., including from China and Vietnam, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture additional countries and types of goods. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. While the U.S. administration has negotiated tariff rates with several countries, the negotiation with many countries is ongoing. Due to the numerous executive orders, the overall determination of duties on imports has become complex. The tariffs and related policy changes have significantly affected our business, financial condition and results of operations, and we may not be able to plan for alternative sources for our supply chain and manufacturing operations or effectively mitigate the adverse impacts from such measures. Additional trade restrictions could be adopted with little to no advance notice, which could further increase the cost of our products, disrupt our supply chain, reduce the demand for our products, and impair our ability to effectively operate and compete in the countries where we do business. We are closely monitoring this evolving situation but there can be no assurance that we will be able to mitigate the impacts of any trade measures, which could be material to our operating results or harm our competitive position.

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
As of September 30, 2025, our balance outstanding under the Amended Credit Agreement for our Term Loan Facility (as defined herein), was $133.8 million. There was no outstanding balance on the Revolving Facility (as defined herein) as of September 30, 2025. The Facilities mature in March 2026, before which time we intend to enter into a new borrowing facility. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

Robert J. Pera, our founder, Chairman, and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding common stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, Mr. Pera has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. In the event of his death, the shares of our stock that Mr. Pera owns will be transferred to his successors, who may desire or be required to sell a significant portion of such shares. As a board member and officer, Mr. Pera owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Pera is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

As of November 7, 2025, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our consolidated financial statements included in our Annual Reports on Form 10-K in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The preparation of consolidated financial statements also requires us to make estimates and assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. As events continue to evolve our estimates may change materially in future periods. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company's share repurchase program and the activity under the available share purchase program during the three months ended September 30, 2025 ( in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 -July 31	—	$—	—	$500
August 1- August 31	—	$—	—	$500
September 1- September 30	—	$—	—	$500
Total	—	$—	—	$500
(1) On August 21, 2025, the Company's Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of common stock through the expiration of the program on September 30, 2026

There was no common stock repurchase activity under the 2025 August Program during the three months ended September 30, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 4, 2025, the Company and Kevin Radigan, the Company’s Chief Accounting and Financial Officer, entered into an amendment (the “Amendment”) to Mr. Radigan’s offer letter with the Company dated March 1, 2016 (as amended by the Amendment, the “Revised Agreement”) to revise the terms of Mr. Radigan’s severance benefits. Pursuant to the terms of the Amendment, if Mr. Radigan’s employment is terminated by the Company without Cause (as defined in the Revised Agreement) or if he terminates his employment for Good Reason (as defined in the Revised Agreement), Mr. Radigan shall be entitled to cash payments at an annual rate of $800,000 through November 4, 2027. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed/Furnished Herewith
10.1	First Amendment to Offer Letter Agreement - Kevin Radigan				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	November 7, 2025	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 7, 2025	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)