Form 10-Q
period 2025-12-31
Ubiquiti Inc.
filed 2026-02-06
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 5, 2026, 60,520,794 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$302,819	$149,727
Accounts receivable, net of allowance for doubtful accounts of $11,926 and $11,956 at December 31, 2025 and June 30, 2025, respectively	214,376	244,616
Inventories	674,698	675,098
Vendor deposits	36,132	48,209
Prepaid expenses and other current assets	64,858	55,572
Total current assets	1,292,883	1,173,222
Property and equipment, net	73,900	73,495
Operating lease right-of-use assets, net	65,498	44,655
Deferred tax assets	107,930	107,968
Other long-term assets	67,974	67,111
Total assets	$1,608,185	$1,466,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$249,820	$164,793
Income taxes payable	—	40,733
Debt — short-term	47,356	249,557
Other current liabilities	178,347	255,772
Total current liabilities	475,523	710,855
Income taxes payable — long-term	26,535	25,529
Operating lease liabilities — long-term	57,708	35,458
Other long-term liabilities	32,862	26,349
Total liabilities	592,628	798,191
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,499,834 and 60,492,105 issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	61	61
Additional paid–in capital	19,685	17,075
Retained earnings	995,811	651,124
Total stockholders’ equity	1,015,557	668,260
Total liabilities and stockholders’ equity	$1,608,185	$1,466,451

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues	$814,867	$599,879	$1,548,640	$1,150,223
Cost of revenues	440,867	352,649	837,231	671,375
Gross profit	374,000	247,230	711,409	478,848
Operating expenses:
Research and development	50,845	39,958	99,388	77,955
Sales, general and administrative	30,254	28,460	57,398	52,875
Total operating expenses	81,099	68,418	156,786	130,830
Income from operations	292,901	178,812	554,623	348,018
Interest expense and other, net	1,589	11,440	4,771	22,018
Income before income taxes	291,312	167,372	549,852	326,000
Provision for income taxes	57,702	30,577	108,366	61,217
Net income	$233,610	$136,795	$441,486	$264,783
Net income per share of common stock:
Basic	$3.86	$2.26	$7.30	$4.38
Diluted	$3.86	$2.26	$7.29	$4.38
Weighted average shares used in computing net income per share of common stock:
Basic	60,500	60,470	60,499	60,470
Diluted	60,566	60,527	60,564	60,514
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three and Six Months Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2025	60,492,105	$61	$17,075	$651,124	$668,260
Net income	—	—	—	207,876	207,876
Restricted stock units issued, net of tax withholdings	7,450	—	(1,178)	—	(1,178)
Share-based compensation expense	—	—	1,884	—	1,884
Dividends paid on common stock ($0.80 per share)	—	—	—	(48,398)	(48,398)
Balance at September 30, 2025	60,499,555	$61	$17,781	$810,602	$828,444
Net income	—	—	—	233,610	233,610
Restricted stock units issued, net of tax withholdings	279	—	—	—	—
Share-based compensation expense	—	—	1,904	—	1,904
Dividends paid on common stock ($0.80 per share)	—	—	—	(48,401)	(48,401)
Balance at December 31, 2025	60,499,834	$61	$19,685	$995,811	$1,015,557

	Three and Six Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$95,060
Net income	—	—	—	127,988	127,988
Restricted stock units issued, net of tax withholdings	7,669	—	(323)	—	(323)
Share-based compensation expense	—	—	1,696	—	1,696
Dividends paid on common stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balance at September 30, 2024	60,470,208	$60	$12,018	$176,061	$188,139
Net income	—	—	—	136,795	136,795
Restricted stock units issued, net of tax withholdings	309	—	—	—	—
Share-based compensation expense	—	—	1,793	—	1,793
Dividends paid on common stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balances at December 31, 2024	60,470,517	$60	$13,811	$276,574	$290,445

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$441,486	$264,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,621	10,710
Amortization of debt issuance costs	665	1,369
Non-cash lease expense	342	(108)
Provision for excess and obsolete inventory	5,192	2,949
Provision for loss on vendor deposits	4,906	6,874
Share-based compensation	3,788	3,489
Provision for bad debts	(30)	5,527
Other, net	(615)	(757)
Changes in operating assets and liabilities:
Accounts receivable	30,270	(4,263)
Inventories	(3,739)	(78,603)
Vendor deposits	7,171	42,880
Prepaid expenses and other assets	(11,289)	(10,300)
Accounts payable	84,562	71,466
Income taxes payable	(39,727)	(16,700)
Deferred revenues	16,521	8,985
Accrued and other liabilities	(86,766)	77,797
Net cash provided by operating activities	462,358	386,098
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(8,789)	(4,590)
Net cash used in investing activities	(8,789)	(4,590)
Cash Flows from Financing Activities:
Repayment against credit facility- Revolver	—	(175,000)
Repayment against credit facility- Term Loan	(202,500)	(126,875)
Payment of common stock cash dividends	(96,799)	(72,564)
Tax withholdings related to net share settlements of restricted stock units	(1,178)	(323)
Net cash used in financing activities	(300,477)	(374,762)
Net increase in cash and cash equivalents	153,092	6,746
Cash and cash equivalents at beginning of period	149,727	126,342
Cash and cash equivalents at end of period	$302,819	$133,088
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$155,111	$78,779
Interest paid	$4,867	$20,281
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$28,230	$2,495
Unpaid property and equipment and other long-term assets	$1,912	$742

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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025, included in its Annual Report on Form 10-K, as filed with the SEC on August 22, 2025 (the “Annual Report”). The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the fiscal year ended June 30, 2025, included in the Annual Report. There have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.

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

As of December 31, 2025 and June 30, 2025, the Company’s customer deposits were $2.6 million and $2.8 million, respectively.

As of December 31, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $45.6 million and $32.9 million, respectively.

As of June 30, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $36.0 million and $26.0 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in two years. For the three and six months ended December 31, 2025 we recognized revenues amounting to $8.7 million and $21.6 million, respectively, from the deferred revenue balance as of June 30, 2025. For the three and six months ended December 31, 2024, we recognized revenues amounting to $4.9 million and $12.3 million, respectively, from the deferred revenue balance as of June 30, 2024.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$233,610	$136,795	$441,486	$264,783
Denominator:
Weighted-average shares used in computing basic earnings per share	60,500	60,470	60,499	60,470
Add—dilutive potential common shares:
Restricted stock units	66	57	65	44
Weighted-average shares used in computing diluted net income per share	60,566	60,527	60,564	60,514
Net income per share of common stock:
Basic	$3.86	$2.26	$7.30	$4.38
Diluted	$3.86	$2.26	$7.29	$4.38

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Finished goods	$633,744	$627,971
Raw materials	40,954	47,127
Total	$674,698	$675,098

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Prepaid income taxes	$14,085	$7,339
Prepaid expenses and other assets	40,643	39,458
Other taxes	10,130	8,775
Total	$64,858	$55,572

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Testing equipment	$20,137	$20,581
Tooling equipment	31,108	26,528
Leasehold improvements	28,052	27,578
Computer and other equipment	8,963	8,141
Software	8,784	9,016
Furniture and fixtures	2,170	2,170
Corporate aircraft	65,807	65,807
Property and equipment, gross	165,021	159,821
Less: Accumulated depreciation and amortization	(91,121)	(86,326)
Property and equipment, net	$73,900	$73,495

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Hong Kong Tax deposit (1)	$60,787	$60,270
Intangible assets, net (2)(3)	1,854	2,628
Other long-term assets, net	5,333	4,213
Total	$67,974	$67,111
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 11, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $9.8 million and $9.1 million as of December 31, 2025, and June 30, 2025, respectively.
(3) Amortization expense for intangible assets was $0.4 million and was $0.8 million for both the three and six months ended December 31, 2025 and 2024, respectively.

The following table presents expected future intangible asset amortization as of December 31, 2025:

Fiscal 2026	$126
Fiscal 2027	250
Fiscal 2028	250
Fiscal 2029	244
Fiscal 2030	241
Thereafter	743
Total future intangible asset amortization	$1,854

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Deferred revenue — short-term	$45,642	35,968
Accrued expenses	22,924	36,090
Lease liability— current	11,333	12,401
Warranty accrual	11,247	11,739
Accrued compensation and benefits	21,231	9,086
Customer deposits	2,577	2,817
Reserve for sales returns	3,740	3,005
Inventory received not billed	33,768	120,826
Other payables	25,885	23,840
Total	$178,347	$255,772

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Deferred revenue — long-term	$32,862	$26,015
Deferred tax liability	—	334
Total	$32,862	$26,349

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Six Months Ended December 31,
	2025	2024
Beginning balance	$11,739	$10,825
Accruals for warranties issued during the period	7,179	7,929
Changes in liability for pre-existing warranties during the period	(1,729)	(331)
Settlements made during the period	(5,942)	(6,612)
Ending balance	$11,247	$11,811

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

The Company's unamortized balance of debt issuance costs is $0.1 million as of December 31, 2025, which are amortized as interest expense over the life of the Facilities. Amortization of debt issuance costs included in interest expense for both the three months ended December 31, 2025 and December 31, 2024 were $0.3 million. Amortization of debt issuance costs included in interest expense for the six months ended December 31, 2025 and December 31, 2024 were $0.7 million and $1.4 million, respectively.

The Company's debt consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Term Loan Facility - short term	$47,500	$250,000
Debt issuance costs, net	(144)	(443)
Total Debt - short term	47,356	249,557

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

The Facilities

As of December 31, 2025, $47.5 million was outstanding on the Term Loan Facility. There was no outstanding balance on the Revolving Facility as of December 31, 2025, resulting in $700.0 million being available on the Revolving Facility. As of December 31, 2025 and June 30, 2025, the fair value of the Facilities approximated the historical cost.

Term Loan Facilities

During the six months ended December 31, 2025, the Company made aggregate payments of $207.4 million under the Term Loan Facilities, of which $202.5 million was repayment of principal and $4.9 million was payment of interest.

Revolving Facility

There were no payments made under the Revolving Facility during the six months ended December 31, 2025.

The following table summarizes the Company’s estimated debt and interest payment obligations as of December 31, 2025, for the remainder of fiscal 2026 and future fiscal years (in thousands):

	2026 (remainder)	2027	2028	2029	2030	Thereafter	Total
Debt payment obligations	$47,500	$—	$—	$—	$—	$—	$47,500
Interest and other payments on debt payment obligations (1)	970	—	—	—	—	—	970
Total	$48,470	$—	$—	$—	$—	$—	$48,470
(1) Interest payments are calculated based on the applicable rates and payment dates as of December 31, 2025. Although our interest rates on our debt obligations may vary, we have assumed the most recent available interest rates for all periods presented.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2037. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of December 31, 2025, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and six months ended December 31, 2025 and 2024 (in thousands):

	Financial Statement Classification	Three Months Ended December 31,		Six Months Ended December 31,
		2025	2024	2025	2024
Operating lease costs:
Fixed lease costs	Operating expenses	$3,292	$2,928	$6,285	$5,845
Fixed lease costs	Cost of revenues	1,111	1,159	2,199	2,318
Variable lease costs	Operating expenses	521	140	998	253
Variable lease costs	Cost of revenues	202	190	272	386
Total lease costs		$5,126	$4,417	$9,754	$8,802

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and six months ended December 31, 2025 and 2024 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended December 31, 2025 and 2024, cash paid for amounts associated with the Company's operating lease liabilities was approximately $4.7 million and $4.5 million, respectively. For the six months ended December 31, 2025 and 2024, cash paid for amounts associated with the Company's operating lease liabilities were approximately $9.3 million and $8.9 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2025:

Remainder of Fiscal 2026	$7,464
Fiscal 2027	13,009
Fiscal 2028	11,195
Fiscal 2029	9,162
Fiscal 2030	8,064
Thereafter	33,376
Total future fixed operating lease payments	$82,270

Less: Imputed interest	$13,229
Total operating lease liabilities	$69,041

Weighted-average remaining lease term - operating leases	8 years
Weighted-average discount rate - operating leases	4.7%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of December 31, 2025, we had $1,263.8 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of December 31, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

As of December 31, 2025, the Company has other obligations of $4.9 million which consisted primarily of commitments related to research and development projects.

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

Ax Wireless, LLC Litigation

On February 2, 2026, Ax Wireless, LLC (“Ax Wireless”) filed a complaint against the Company with the U.S. International Trade Commission (“ITC”) alleging infringement of certain U.S. patents related to Wi-Fi 6 (802.11ax) technology, including U.S. Patent Nos. 10,079,707; 10,917,272; 11,646,927; 11,777,776; and 11,812,134. The complainant seeks a limited exclusion order and a cease and desist order that would prohibit the Company from importing into the United States, and selling in the United States, certain wireless networking products and components that allegedly infringe these patents. Concurrently with the ITC filing, Ax Wireless filed a related complaint in the U.S. District Court for the Northern District of Illinois alleging infringement of the same patents and seeking unspecified monetary damages, interest, and fees.

The Company plans to vigorously defend itself in both the ITC investigation and the District Court action; however, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with either the ITC investigation or the District Court action. An adverse ruling at the ITC could result in an order excluding our products from the U.S. market, which would have a material adverse effect on our business, financial condition, and results of operations. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with either the ITC investigation or the District Court action.
NOTE 10—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Annual Report.

As of December 31, 2025, the Company had 4,941,077 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations for the three and six months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of revenues	$72	$57	$142	$111
Research and development	1,311	1,318	2,622	2,556
Sales, general and administrative	521	418	1,024	822
	$1,904	$1,793	$3,788	$3,489
Stock Options

There were no options exercised under the Company’s stock incentive plans during the three and six months ended December 31, 2025 and 2024.

As of December 31, 2025, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three and six months ended December 31, 2025, and 2024.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2025	100,064	$209.90
RSUs granted	4,968	$410.02
RSUs vested	(10,604)	$188.02
RSUs canceled	(5,466)	$209.80
Non-vested RSUs, December 31, 2025	88,962	$223.69

The intrinsic value of RSUs vested in both the three months ended December 31, 2025 and 2024 was $0.1 million.

The intrinsic value of RSUs vested in the six months ended December 31, 2025 and 2024 was $4.5 million and $1.6 million, respectively.

The total intrinsic value of all outstanding RSUs was $49.2 million as of December 31, 2025.

As of December 31, 2025, there were unrecognized compensation costs related to RSUs of $12.0 million which the Company expects to recognize over a weighted average period of 2.8 years.

NOTE 11—INCOME TAXES

The Company recorded tax provisions of $57.7 million and $108.4 million for the three and six months ended December 31, 2025, respectively, as compared to $30.6 million and $61.2 million for the three and six months ended December 31, 2024, respectively. Our effective tax rate increased to 19.8% for the three months ended December 31, 2025 as compared to 18.3% for the three months ended December 31, 2024. Our effective tax rate increased from 18.8% for the six months ended December 31, 2024 to 19.7% for the six months ended December 31, 2025. The change in effective tax rates for the three and six months ended December 31, 2025, as compared to the same periods in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Intangible Income (“FDII”) rules and subject to the Global Intangible Low-Taxes Income ("GILTI") and Pillar Two rules.

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

As of December 31, 2025, the Company had approximately $34.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of December 31, 2025, the Company had $6.6 million accrued interest related to uncertain tax matters.

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

In July 2018, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS proposing an adjustment to income for the fiscal 2015 and fiscal 2016 tax years based on its interpretation of certain obligations of the non-U.S. entities under the credit facility. This Draft NOPA was superseded by an Acknowledgement of Facts (“AOF”) issued to the Company by the IRS on January 17, 2020. The IRS in its AOF continued to propose an adjustment to the Company’s income for its fiscal 2015 and fiscal 2016 tax years based on the IRS’ interpretation of certain obligations of the Company’s foreign subsidiaries under the Company’s credit facilities. On May 12, 2020, the IRS issued a final NOPA to the Company with respect to the 2015/2016 tax years. The Company formally protested the adjustment and the case was moved from the Examination Division to the IRS Appeals Division where a formal review of the facts and the applicable law took place on May 9, 2022. The Appeals Officer issued a Notice of Deficiency on August 3, 2022, which upheld the position of the Examination Division. The Company filed a petition with the United States Tax Court seeking to have the Notice of Deficiency reversed. On November 8, 2023, the Company filed a Motion for Summary Judgment. The IRS responded to the Company’s Motion on December 26, 2023 and filed a Cross-Motion for Summary Judgment. On January 22, 2024, the judge assigned to this case rejected both Motions for Summary Judgment. As such, the Company is awaiting a trial date to be set. The Company continues to believe that its tax position filed with the IRS with regard to this matter is more likely than not to be sustained based on technical merits. However, there can be no assurance that this matter will be resolved in the Company’s favor. Regardless of whether the matter is resolved in the Company’s favor, the final resolution of this matter could be expensive and time-consuming to defend and/or settle. The Company estimates the incremental tax liability associated with the income adjustment proposed in the AOF would be approximately $50.0 million, excluding potential interest and penalties, after adjusting for the impact of an adjustment on the amount of transition tax paid and payable in future years by the Company. As the Company believes that the tax originally paid in fiscal 2015 and fiscal 2016 is correct, it has not provided a reserve for this tax uncertainty. However, an adverse outcome may have a material and adverse effect on the Company’s results of operations and financial condition.

The Hong Kong Inland Revenue Department (the “IRD”) is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with the IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty. Between fiscal years 2018 and 2024, the Company made payments totaling a combined amount of $60.4 million as deposits with the IRD in connection with extending the statute of limitation for the 2010-2018 income tax audits. On March 28, 2025, the Company received notification that the IRD is seeking an additional $2.0 million deposit covering the 2019 statutory tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced deposit of under $0.2 million covering the 2019 statutory tax year. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The Company expects the $60.8 million (net of foreign currency impact) of deposits made with the IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates prior to the conclusion of the Company’s fiscal year 2025. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of fiscal year 2025. For the three months ended December 31, 2025, the Company included approximately $2.4 million Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

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

Revenue

The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
Enterprise technology	$728,991	89%	$518,202	86%	$1,386,137	90%	$988,385	86%
Service provider technology	85,876	11%	81,677	14%	162,503	10%	161,838	14%
Total revenues	$814,867	100%	$599,879	100%	$1,548,640	100%	$1,150,223	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
North America (1)	$443,568	54%	$321,644	54%	$826,392	53%	$592,890	52%
Europe, the Middle East and Africa (“EMEA”)	280,712	34%	208,579	35%	543,832	35%	413,467	36%
Asia Pacific	54,465	7%	43,081	7%	107,589	7%	84,019	7%
South America	36,122	5%	26,575	4%	70,827	5%	59,847	5%
Total revenues	$814,867	100%	$599,879	100%	$1,548,640	100%	$1,150,223	100%
 (1) Revenue for the United States was $388.3 million and $296.1 million for the three months ended December 31, 2025 and 2024, respectively. Revenue for the United States was $739.6 million and $544.8 million for the six months ended December 31, 2025 and 2024, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three months ended December 31,		December 31,	June 30,
	2025	2024	2025	2025
Customer A	*	*	12%	*
* Denotes less than 10%

NOTE 13—COMMON STOCK AND TREASURY STOCK

On August 21, 2025, the Company’s Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of its common stock. The
2025 August Program expires on September 30, 2026. During the three and six months ended December 31, 2025, the Company did not make any repurchases under the 2025 August Program.

NOTE 14—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Mr. Robert J. Pera, our Chairman and Chief Executive Officer, is the controlling owner of the Memphis Grizzlies, a team in the National Basketball Association (the “Grizzlies”). From time to time, the Grizzlies purchase our products through our webstore, on terms that we believe are no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. During the three and six months ended December 31, 2025, we received approximately $8,000 and $198,000, respectively, from sales to the Grizzlies, inclusive of sales tax and shipping charges. Additionally, from time to time, the Grizzlies may participate in our product testing and marketing activities.

NOTE 15—SUBSEQUENT EVENTS

Dividends

On February 6, 2026, the Company's Board of Directors approved a quarterly cash dividend of $0.80 per share payable on February 23, 2026 to shareholders of record at the close of business on February 17, 2026. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Ax Wireless, LLC Litigation

On February 2, 2026, Ax Wireless, LLC filed a complaint with the U.S. International Trade Commission and a related complaint in the U.S. District Court for the Northern District of Illinois alleging patent infringement. Refer to Part I, Item 1, Note 9, "Commitments and Contingencies" of the notes to consolidated financial statements for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements (unaudited) and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the fiscal year ended June 30, 2025 contained in our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Note 9, “Commitments and Contingencies” to our Consolidated Financial Statements (unaudited) and Part II. Item 1. Legal Proceedings and Item 1A. Risk Factors, in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

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

Tariff and Trade Tensions – Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S. government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased our product costs. For so long as such tariffs are in effect, we expect such tariffs and related trade policy uncertainty will continue to affect our product costs, operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

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

Russia-Ukraine Military Conflict – We are monitoring the ongoing military conflict between Russia and Ukraine, associated tensions in surrounding countries, and associated economic sanctions. While the impact on our operations in Ukraine and its surrounding countries has not been material to our business or results of operations as of the date hereof, the full impact of the military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our operations in Ukraine and its surrounding countries, and its impact on global supply chains. Refer to “Part II – Item 1A. Risk Factors” for a discussion of these factors and other risks.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 55% of our revenues during the six months ended December 31, 2025. Direct sales accounted for 45% of our revenue during the six months ended December 31, 2025.

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

Results of Operations

Comparison of Three and Six Months Ended December 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$814,867	100%	$599,879	100%	$1,548,640	100%	$1,150,223	100%
Cost of revenues (1)	440,867	54%	352,649	59%	837,231	54%	671,375	58%
Gross profit	374,000	46%	247,230	41%	711,409	46%	478,848	42%
Operating expenses:
Research and development (1)	50,845	6%	39,958	7%	99,388	6%	77,955	7%
Sales, general and administrative (1)	30,254	4%	28,460	5%	57,398	4%	52,875	5%
Total operating expenses	81,099	10%	68,418	12%	156,786	10%	130,830	12%
Income from operations	292,901	36%	178,812	29%	554,623	36%	348,018	30%
Interest expense and other, net	1,589	—%	11,440	2%	4,771	—%	22,018	2%
Income before income taxes	291,312	36%	167,372	27%	549,852	36%	326,000	28%
Provisions for income taxes	57,702	7%	30,577	5%	108,366	7%	61,217	5%
Net income	$233,610	29%	$136,795	22%	$441,486	29%	$264,783	23%
(1) Includes share-based compensation as follows:
Cost of revenues	72		57		142		111
Research and development	1,311		1,318		2,622		2,556
Sales, general and administrative	521		418		1,024		822
Total share-based compensation	$1,904		$1,793		$3,788		$3,489

Revenues

Total revenues increased $215.0 million, or 36%, from $599.9 million in the three months ended December 31, 2024 to $814.9 million in the three months ended December 31, 2025.

Total revenues increased $398.4 million, or 35%, from $1,150.2 million in the six months ended December 31, 2024 to $1,548.6 million in the six months ended December 31, 2025.

The increase in revenues for the three months and six months ended December 31, 2025, as compared to the same periods in the prior year, was driven by an increase in revenue from both our Enterprise Technology platform and our Service Provider Technology platform.

Revenues by Product Type

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
Enterprise technology	$728,991	89%	$518,202	86%	$1,386,137	90%	$988,385	86%
Service provider technology	85,876	11%	81,677	14%	162,503	10%	161,838	14%
Total revenues	$814,867	100%	$599,879	100%	$1,548,640	100%	$1,150,223	100%

Enterprise Technology revenue increased $210.8 million, or 41%, from $518.2 million in the three months ended December 31, 2024 to $729.0 million in the three months ended December 31, 2025. Enterprise Technology revenue increased $397.8 million, or 40%, from $988.4 million in the six months ended December 31, 2024 to $1,386.1 million in the six months ended December 31, 2025.

The increase in Enterprise Technology revenue during the three months and six months ended December 31, 2025, as compared to the same periods in the prior year, was due to an increase in revenue from our Enterprise Technology platform across all regions.

Service Provider Technology revenue increased $4.2 million, or 5%, from $81.7 million in the three months ended December 31, 2024 to $85.9 million in the three months ended December 31, 2025. Service Provider Technology revenue increased $0.7 million, or 0.4%, from $161.8 million in the six months ended December 31, 2024 to $162.5 million in the six months ended December 31, 2025.

The increase in Service Provider Technology in the three months ended December 31, 2025, as compared to the same period in the prior year, was due to an increase in revenues across all regions except South America. The increase in Service Provider Technology in the six months ended December 31, 2025, as compared to the same period in the prior year, was due to an increase in revenues in the North America and EMEA regions.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and six months ended December 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$443,568	54%	$321,644	54%	$826,392	53%	$592,890	52%
Europe, the Middle East and Africa (“EMEA”)	280,712	34%	208,579	35%	543,832	35%	413,467	36%
Asia Pacific	54,465	7%	43,081	7%	107,589	7%	84,019	7%
South America	36,122	5%	26,575	4%	70,827	5%	59,847	5%
Total revenues	$814,867	100%	$599,879	100%	$1,548,640	100%	$1,150,223	100%
(1) Revenue for the United States was $388.3 million and $296.1 million for the three months ended December 31, 2025 and 2024, respectively. Revenue for the United States was $739.6 million and $544.8 million for the six months ended December 31, 2025 and 2024, respectively.

North America

Revenues in North America increased by $121.9 million, or 38%, from $321.6 million in the three months ended December 31, 2024 to $443.6 million in the three months ended December 31, 2025 and increased by $233.5 million, or 39%, from $592.9 million in the six months ended December 31, 2024 to $826.4 million in the six months ended December 31, 2025.

The increase in North America revenues during the three months and six months ended December 31, 2025, as compared to the same periods in the prior year, was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased by $72.1 million, or 35%, from $208.6 million in the three months ended December 31, 2024 to $280.7 million in the three months ended December 31, 2025 and increased by $130.4 million, or 32%, from $413.5 million in the six months ended December 31, 2024 to $543.8 million in the six months ended December 31, 2025.

The increase in EMEA revenues during the three months and six months ended December 31, 2025, as compared to the same periods in the prior year, was due to increased revenue from both our Enterprise Technology products, and our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased by $11.4 million, or 26%, from $43.1 million in the three months ended December 31, 2024 to $54.5 million in the three months ended December 31, 2025 and increased by $23.6 million, or 28%, from $84.0 million in the six months ended December 31, 2024 to $107.6 million in the six months ended December 31, 2025.

The increase in Asia Pacific revenues during the three months ended December 31, 2025, as compared to the same period in the prior year, was due to increased revenue from both our Enterprise Technology products, and Service Provider Technology products. The increase in Asia Pacific revenues during the six months ended December 31, 2025, as compared to the same period in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

South America

Revenues in South America increased by $9.5 million, or 36%, from $26.6 million in the three months ended December 31, 2024 to $36.1 million in the three months ended December 31, 2025 and increased by $11.0 million, or 18%, from $59.8 million in the six months ended December 31, 2024 to $70.8 million in the six months ended December 31, 2025.

The increase in South America revenues during the three months and six months ended December 31, 2025, as compared to the same periods in the prior year, was due to an increase in revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

Gross Profit

Gross profit margin increased to 46% in the three months ended December 31, 2025, compared to 41% in the three months ended December 31, 2024 and increased to 46% in the six months ended December 31, 2025, compared to 42% in the six months ended December 31, 2024. The increase in gross profit margin for the three months ended December 31, 2025, as compared to the comparable prior year period, was primarily driven by favorable product mix, lower shipping costs, lower excess and obsolete inventory charges, offset in part by higher tariff costs. The increase in gross profit margin for the six months ended December 31, 2025, as compared to the comparable prior year period, was primarily driven by favorable product mix, lower shipping costs, excess and obsolete inventory charges, and warehouse-related expenses, offset in part by higher tariff costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $10.9 million, or 27%, from $40.0 million in the three months ended December 31, 2024 to $50.8 million in the three months ended December 31, 2025. As a percentage of revenues, R&D expenses decreased from 7% for the three months ended December 31, 2024 to 6% for the three months ended December 31, 2025.

R&D expenses increased by $21.4 million, or 27%, from $78.0 million in the six months ended December 31, 2024 to $99.4 million in the six months ended December 31, 2025. As a percentage of revenues, R&D expenses decreased from 7% for the six months ended December 31, 2024 to 6% for the six months ended December 31, 2025.

The increase in R&D expenses during the three and six months ended December 31, 2025, as compared to the comparable prior year periods, was primarily driven by higher employee-related expenses and prototype-related expenses.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased by $1.8 million, or 6%, from $28.5 million in the three months ended December 31, 2024 to $30.3 million in the three months ended December 31, 2025. As a percentage of revenues, SG&A expenses decreased from 5% for the three months ended December 31, 2024 to 4%, for the three months ended December 31, 2025.

SG&A expenses increased by $4.5 million, or 9%, from $52.9 million in the six months ended December 31, 2024 to $57.4 million in the six months ended December 31, 2025. As a percentage of revenues, SG&A expenses decreased from 5% for the six months ended December 31, 2024 to 4%, for the six months ended December 31, 2025.

The increase in SG&A for the three months ended December 31, 2025, as compared to the comparable prior year period, was primarily due to higher marketing expenses and credit card processing fees arising from increased webstore sales, offset in part by lower bad debt expenses relating to a customer default. The increase in SG&A for the six months ended December 31, 2025, as compared to the comparable prior year period, was primarily due to higher fees associated with webstore credit card processing, driven by higher webstore sales, marketing expenses, professional fees, and payroll expenses, offset in part by lower bad debt expenses relating to a customer default.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses decreased $9.9 million, or 86% from $11.4 million in the three months ended December 31, 2024 to $1.6 million in the three months ended December 31, 2025. As a percentage of revenue, I&O decreased from 2% for the three months ended December 31, 2024 to 0% for the three months ended December 31, 2025.

I&O expenses decreased $17.2 million, or 78% from $22.0 million in the six months ended December 31, 2024 to $4.8 million in the six months ended December 31, 2025. As a percentage of revenue, I&O decreased from 2% for the six months ended December 31, 2024 to 0% for the six months ended December 31, 2025.

The decrease in I&O expenses during both the three and six months ended December 31, 2025, as compared to the comparable prior year periods, was primarily due to lower interest expense, driven by a decrease in borrowings and lower interest rates, and lower foreign exchange losses.

Provision for Income Taxes

Our provision for income taxes increased $27.1 million, or 89%, from $30.6 million for the three months ended December 31, 2024 to $57.7 million for the three months ended December 31, 2025. Our effective tax rate increased to 19.8% for the three months ended December 31, 2025 as compared to 18.3% for the three months ended December 31, 2024.

Our provision for income taxes increased $47.2 million, or 77%, from $61.2 million for the six months ended December 31, 2024 to $108.4 million for the six months ended December 31, 2025. Our effective tax rate increased from 18.8% for the six months ended December 31, 2024 to 19.7% for the six months ended December 31, 2025.

The change in effective tax rates for the three and six months ended December 31, 2025, as compared to the same periods in the prior year, was primarily driven by a change in the mix of income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Intangible Income (“FDII”) rules and subject to the Global Intangible Low-Taxes Income ("GILTI") and Pillar Two rules.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations and the availability of additional funds under the Facilities. We had cash and cash equivalents of $302.8 million and $149.7 million as of December 31, 2025 and June 30, 2025, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six Months Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$462,358	$386,098
Net cash used in investing activities	(8,789)	(4,590)
Net cash used in financing activities	(300,477)	(374,762)
Net increase in cash and cash equivalents	$153,092	$6,746

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended December 31, 2025 consisted primarily of net income of $441.5 million, the benefit of decreasing vendor deposits of $7.2 million and non-cash adjustments of $23.9 million, partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $10.2 million. This net change in operating assets and liabilities consisted primarily of a $39.7 million decrease in taxes payable, a $11.3 million increase in prepaid expenses and other assets, $3.7 million increase in inventory and $2.2 million decrease in net accounts payable and accrued liabilities, partially offset by a $30.3 million decrease in accounts receivable and $16.5 million increase in deferred revenue.

Net cash provided by operating activities during the six months ended December 31, 2024 consisted primarily of net income of $264.8 million, the benefit of decreasing vendor deposits of $42.9 million and non-cash adjustments of $30.1 million, further augmented by other changes in operating assets and liabilities that resulted in net cash inflows of $48.4 million. This net change in operating assets and liabilities consisted primarily of a $149.3 million increase in net accounts payable and accrued liabilities and $9.0 million increase in deferred revenue, partially offset by a $78.6 million increase in inventory, a 16.7 million decrease in taxes payable, a $10.3 million increase in prepaid expenses and other assets and a $4.3 million increase in accounts receivable.

Cash Flows from Investing Activities

We used $8.8 million of cash in investing activities during the six months ended December 31, 2025. Our investing activities consisted primarily of $8.8 million of capital expenditures.

We used $4.6 million of cash in investing activities during the six months ended December 31, 2024. Our investing activities consisted primarily of $4.6 million of capital expenditures.

Cash Flows from Financing Activities

We used $300.5 million of cash in financing activities during the six months ended December 31, 2025. During the six months ended December 31, 2025, we repaid $202.5 million under the Company's credit Facilities and used $96.8 million related to dividends paid on our common stock.

We used $374.8 million of cash in financing activities during the six months ended December 31, 2024. During the six months ended December 31, 2024, we repaid $301.9 million under the Company’s credit Facilities and used $72.6 million related to dividends paid on our common stock.

Liquidity

We believe our existing cash and cash equivalents, in addition to the ability to draw cash under the existing Revolving Facility, and our intention to enter into a new credit facility before the existing one matures in March 2026, if needed, will be sufficient to meet our near-term working capital requirements, pay quarterly dividends, make repurchases of our common stock and meet capital expenditure needs for the next twelve months. We believe that we have sufficient track record of managing working capital that we will be able to establish a new credit facility prior to the maturity of our existing credit facility satisfying our long-term liquidity requirements in the event that the cash from operations is not adequate to meet our cash needs. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the credit facilities or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits, the availability of additional funds under the credit facilities and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility may contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks, refer to "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition" and "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue," for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of December 31, 2025.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of December 31, 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of December 31, 2025, we had $1,263.8 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of December 31, 2025. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

We had other obligations of $4.9 million as of December 31, 2025, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of December 31, 2025, we had $34.7 million of unrecognized tax benefits and an additional $6.6 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components used to manufacture our products, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our sources of liquidity to meet such needs, our ability to access new sources of liquidity, the Facilities (as defined herein), future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our limited visibility into end customer demand and channel inventory levels, the impact of the global shortage of components and pricing inflation and supply chain constraints associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our dependence on our senior management, our ability to safeguard our intellectual property, our dependence on and concentration of our distributors, our ability to compete in the markets we serve, our ability to comply with applicable law and regulations, our employee relations, current and potential litigation, current or potential indemnification liabilities, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $302.8 million and $149.7 million as of December 31, 2025 and June 30, 2025, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Debt

We are exposed to interest rates risks primarily through borrowing under our credit facility. Interest on our borrowings is based on variable rates. Based on a sensitivity analysis, as of December 31, 2025, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in an incremental charge to our income before income taxes of approximately $1.0 million over the next twelve months.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwanese Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $5.5 million for the three months ended December 31, 2025.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwanese Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as of December 31, 2025 are denominated would result in a charge or benefit to our income before income taxes of approximately $3.3 million for the three months ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2025, our balance outstanding under the Amended Credit Agreement for our Term Loan Facility (as defined herein), was $47.5 million. There was no outstanding balance on the Revolving Facility (as defined herein) as of December 31, 2025. The Facilities mature in March 2026, before which time we intend to enter into a new borrowing facility. Our ability to obtain a new borrowing facility will depend on, among other things, conditions in the credit markets, prevailing interest rates, the willingness of lenders to provide new commitments, and the status of our business, results of operation and financial condition at the time of the refinancing. Even if we are able to enter into a new borrowing facility, the terms of such facility could be less favorable than the terms of the current Facilities, including but not limited to higher interest rates, increased fees, more restrictive financial and operating covenants, additional collateral requirements, and/or reduced borrowing capacity, any of which could increase our borrowing costs and limit our financial and operating flexibility. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of February 6, 2026, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with other controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, and prevent us from producing accurate and timely financial statements to manage our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our consolidated financial statements included in our Annual Reports on Form 10-K in accordance with GAAP and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and results of operations could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The preparation of consolidated financial statements also requires us to make estimates and assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. As events continue to evolve our estimates may change materially in future periods. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures. We have in the past and may in the future fail to maintain adequate internal controls. For example, as reported in the Annual Reports on Form 10-K for the years ended June 30, 2015 and 2016, management of the Company determined that the Company did not maintain an effective control environment, which contributed to three material weaknesses in internal control over financial reporting. As described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, under Item 9A. “Controls and Procedures”, the Company completed the remediation efforts of such material weakness, completed testing of the controls to address such material weaknesses and concluded that the previously reported material weaknesses in internal controls over financial reporting have been satisfactorily remediated as of June 30, 2017. Any such failure (including any failure to implement new or improved controls, difficulties in the execution of such implementation or deterioration of our current control practices) may result in an inability to prevent fraud, or cause us to fail to meet our reporting obligations. Any such failures may cause a material adverse effect on our business and financial results, and investor confidence and the market price of our stock may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company's share repurchase program and the activity under the available share purchase program during the six months ended December 31, 2025 ( in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	$500
November 1 - November 30	—	$—	—	$500
December 1 - December 31	—	$—	—	$500
Total	—	$—	—	$500
(1) On August 21, 2025, the Company's Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of common stock through the expiration of the program on September 30, 2026

There was no common stock repurchase activity under the 2025 August Program during the six months ended December 31, 2025.

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

UBIQUITI INC.

Dated:	February 6, 2026	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 6, 2026	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)