Form 10-Q
period 2026-03-31
Ubiquiti Inc.
filed 2026-05-08
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 7, 2026, 60,522,085 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$368,658	$149,727
Accounts receivable, net of allowance for doubtful accounts of $11,984 and $11,956 at March 31, 2026 and June 30, 2025, respectively	245,843	244,616
Inventories	654,007	675,098
Vendor deposits	49,281	48,209
Prepaid expenses and other current assets	85,751	55,572
Total current assets	1,403,540	1,173,222
Property and equipment, net	74,004	73,495
Operating lease right-of-use assets, net	62,716	44,655
Deferred tax assets	107,909	107,968
Other long-term assets	67,308	67,111
Total assets	$1,715,477	$1,466,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$168,193	$164,793
Income taxes payable	—	40,733
Debt — short-term	—	249,557
Other current liabilities	225,907	255,772
Total current liabilities	394,100	710,855
Income taxes payable — long-term	27,038	25,529
Operating lease liabilities — long-term	55,966	35,458
Other long-term liabilities	36,177	26,349
Total liabilities	513,281	798,191
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,521,059 and 60,492,105 issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	61	61
Additional paid–in capital	20,827	17,075
Retained earnings	1,181,308	651,124
Total stockholders’ equity	1,202,196	668,260
Total liabilities and stockholders’ equity	$1,715,477	$1,466,451

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues	$788,199	$664,170	$2,336,839	$1,814,393
Cost of revenues	417,488	368,296	1,254,719	1,039,672
Gross profit	370,711	295,874	1,082,120	774,721
Operating expenses:
Research and development	51,813	44,262	151,202	122,217
Sales, general and administrative	28,077	24,751	85,475	77,626
Total operating expenses	79,890	69,013	236,677	199,843
Income from operations	290,821	226,861	845,443	574,878
Interest expense and other, net	661	5,420	5,431	27,437
Income before income taxes	290,160	221,441	840,012	547,441
Provision for income taxes	56,246	41,006	164,613	102,224
Net income	$233,914	$180,435	$675,399	$445,217
Net income per share of common stock:
Basic	$3.87	$2.98	$11.16	$7.36
Diluted	$3.86	$2.98	$11.15	$7.36
Weighted average shares used in computing net income per share of common stock:
Basic	60,521	60,490	60,506	60,477
Diluted	60,572	60,545	60,567	60,528
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three and Nine Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2025	60,492,105	$61	$17,075	$651,124	$668,260
Net income	—	—	—	207,876	207,876
Restricted stock units issued, net of tax withholdings	7,450	—	(1,178)	—	(1,178)
Share-based compensation expense	—	—	1,884	—	1,884
Dividends paid on common stock ($0.80 per share)	—	—	—	(48,398)	(48,398)
Balance at September 30, 2025	60,499,555	$61	$17,781	$810,602	$828,444
Net income	—	—	—	233,610	233,610
Restricted stock units issued, net of tax withholdings	279	—	—	—	—
Share-based compensation expense	—	—	1,904	—	1,904
Dividends paid on common stock ($0.80 per share)	—	—	—	(48,401)	(48,401)
Balance at December 31, 2025	60,499,834	$61	$19,685	$995,811	$1,015,557
Net income	—	—	—	233,914	233,914
Restricted stock units issued, net of tax withholdings	21,225	—	(470)	—	(470)
Share-based compensation expense	—	—	1,612	—	1,612
Dividends paid on common stock ($0.80 per share)	—	—	—	(48,417)	(48,417)
Balance at March 31, 2026	60,521,059	$61	$20,827	$1,181,308	$1,202,196

	Three and Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$95,060
Net income	—	—	—	127,988	127,988
Restricted stock units issued, net of tax withholdings	7,669	—	(323)	—	(323)
Share-based compensation expense	—	—	1,696	—	1,696
Dividends paid on common stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balance at September 30, 2024	60,470,208	$60	$12,018	$176,061	$188,139
Net income	—	—	—	136,795	136,795
Restricted stock units issued, net of tax withholdings	309	—	—	—	—
Share-based compensation expense	—	—	1,793	—	1,793
Dividends paid on common stock ($0.60 per share)	—	—	—	(36,282)	(36,282)
Balances at December 31, 2024	60,470,517	$60	$13,811	$276,574	$290,445
Net income	—	—	—	180,435	180,435
Restricted stock units issued, net of tax withholdings	19,952	1	(321)	—	(320)
Share-based compensation expense	—	—	1,848	—	1,848
Dividends paid on common stock ($0.60 per share)	—	—	—	(36,295)	(36,295)
Balances at March 31, 2025	60,490,469	$61	$15,338	$420,714	$436,113

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$675,399	$445,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,237	17,615
Amortization of debt issuance costs	986	1,694
Non-cash lease expense	966	(123)
Provision for excess and obsolete inventory	5,360	6,586
Provision for loss on vendor deposits	5,013	8,265
Share-based compensation	5,400	5,337
Deferred taxes	(275)	(434)
Provision for bad debts	28	5,563
Other, net	604	(278)
Changes in operating assets and liabilities:
Accounts receivable	(1,255)	(58,639)
Inventories	15,500	(135,374)
Vendor deposits	(6,085)	51,537
Prepaid expenses and other assets	(31,748)	(15,561)
Accounts payable	3,821	79,299
Income taxes payable	(39,224)	(23,348)
Deferred revenues	26,570	20,443
Accrued and other liabilities	(45,152)	101,872
Net cash provided by operating activities	630,145	509,671
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(14,350)	(7,418)
Net cash used in investing activities	(14,350)	(7,418)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	—	30,000
Repayment against credit facility- Revolver	—	(205,000)
Repayment against credit facility- Term Loan	(250,000)	(193,125)
Payment of common stock cash dividends	(145,216)	(108,859)
Tax withholdings related to net share settlements of restricted stock units	(1,648)	(644)
Net cash used in financing activities	(396,864)	(477,628)
Net increase in cash and cash equivalents	218,931	24,625
Cash and cash equivalents at beginning of period	149,727	126,342
Cash and cash equivalents at end of period	$368,658	$150,967
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$226,910	$126,479
Interest paid	$5,078	$26,458
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$29,419	$4,698
Unpaid property and equipment and other long-term assets	$1,027	$530

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

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025, included in its Annual Report on Form 10-K, as filed with the SEC on August 22, 2025 (the “Annual Report”). The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future periods.

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

Recent Accounting Pronouncements Not Yet Effective

Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which amends the existing guidance relating to the annual disclosures for accounting for income taxes. ASU 2023-09 requires a public business entity to disclose a tabular rate reconciliation using specified categories and providing additional information for reconciling items that exceed a quantitative threshold. In addition, ASU 2023-09 requires the disaggregation of federal, state and foreign income taxes paid (net of funds received), with further disaggregation required for individual jurisdictions in which the income taxes paid exceed five percent of the Company's total income taxes paid. The provision for income taxes in the Company's statement of operations will also be required to be disaggregated by federal, state and foreign jurisdictions. The amendments in ASU 2023-09 will become effective for annual disclosures for fiscal year 2026. The FASB indicated ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This ASU will only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

Disaggregation of Expenses
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments in ASU 2024-03 will become effective for annual disclosures in the Company's fiscal year beginning July 1, 2027, with interim period disclosures required effective with the Company's fiscal year beginning July 1, 2028. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting a public business entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The amendments in ASU 2025-05 will become effective for annual and interim reporting period disclosures in the Company's fiscal year beginning July 1, 2026. We are currently evaluating the impact of adopting the practical expedient permitted under this ASU.

Interim Reporting
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for the Company for interim reporting periods within annual reporting periods beginning July 1, 2028. Adoption of this ASU can be applied using either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

Codification Improvements
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this ASU are not intended to result in significant changes for most entities. The ASU is effective for the Company for interim reporting periods within annual reporting periods beginning July 1, 2027. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue

See Note 12, “Segment Information, Revenues by Geography and Significant Customers” for disaggregation of revenue by product category and geography.

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

As of March 31, 2026 and June 30, 2025, the Company’s customer deposits were $2.4 million and $2.8 million, respectively.

As of March 31, 2026, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $52.4 million and $36.2 million, respectively.

As of June 30, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $36.0 million and $26.0 million, respectively.

We expect the majority of our deferred revenue to convert to revenue within two years. For the three and nine months ended March 31, 2026, we recognized revenues amounting to $7.7 million and $29.3 million, respectively, from the deferred revenue balance as of June 30, 2025. For the three and nine months ended March 31, 2025, we recognized revenues amounting to $4.3 million and $16.6 million, respectively, from the deferred revenue balance as of June 30, 2024.

NOTE 4—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$233,914	$180,435	$675,399	$445,217
Denominator:
Weighted-average shares used in computing basic earnings per share	60,521	60,490	60,506	60,477
Add—dilutive potential common shares:
Restricted stock units	51	55	61	51
Weighted-average shares used in computing diluted net income per share	60,572	60,545	60,567	60,528
Net income per share of common stock:
Basic	$3.87	$2.98	$11.16	$7.36
Diluted	$3.86	$2.98	$11.15	$7.36

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 5—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Finished goods	$612,823	$627,971
Raw materials	41,184	47,127
Total	$654,007	$675,098

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Prepaid income taxes	$30,144	$7,339
Prepaid expenses and other assets	45,073	39,458
Other taxes	10,534	8,775
Total	$85,751	$55,572

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Testing equipment	$20,582	$20,581
Tooling equipment	33,766	26,528
Leasehold improvements	28,828	27,578
Computer and other equipment	9,232	8,141
Software	8,249	9,016
Furniture and fixtures	2,164	2,170
Corporate aircraft	65,807	65,807
Property and equipment, gross	168,628	159,821
Less: Accumulated depreciation and amortization	(94,624)	(86,326)
Property and equipment, net	$74,004	$73,495

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Hong Kong Tax deposit (1)	$60,346	$60,270
Intangible assets, net (2)(3)	1,799	2,628
Other long-term assets, net	5,163	4,213
Total	$67,308	$67,111
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 11, “Income Taxes” to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $9.8 million and $9.1 million as of March 31, 2026, and June 30, 2025, respectively.
(3) Amortization expense for intangible assets was $0.1 million and $0.8 million for the three and nine months ended March 31, 2026, respectively. Amortization expense for intangible assets was $0.4 million and $1.2 million for the three and nine months ended March 31, 2025, respectively.

The following table presents expected future intangible asset amortization as of March 31, 2026:

Fiscal 2026 (remainder)	$63
Fiscal 2027	252
Fiscal 2028	253
Fiscal 2029	245
Fiscal 2030	243
Thereafter	743
Total future intangible asset amortization	$1,799

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Deferred revenue — short-term	$52,376	35,968
Accrued expenses	22,215	36,090
Lease liability— current	10,917	12,401
Warranty accrual	10,810	11,739
Accrued compensation and benefits	12,243	9,086
Customer deposits	2,360	2,817
Reserve for sales returns	3,368	3,005
Inventory received not billed	86,145	120,826
Other payables	25,473	23,840
Total	$225,907	$255,772

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Deferred revenue — long-term	$36,177	$26,015
Deferred tax liability	—	334
Total	$36,177	$26,349

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

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Nine Months Ended March 31,
	2026	2025
Beginning balance	$11,739	$10,825
Accruals for warranties issued during the period	10,126	11,728
Changes in liability for pre-existing warranties during the period	(2,306)	(847)
Settlements made during the period	(8,749)	(9,766)
Ending balance	$10,810	$11,940

NOTE 7—DEBT

The Facilities

On February 27, 2026, the company fully repaid its Term Loan Facility (defined below). There was no outstanding balance under the Revolving Facility (defined below) at the March 30, 2026 maturity date.

Term Loan Facilities

During the nine months ended March 31, 2026, the Company made aggregate payments of $255.1 million under the Term Loan Facilities, of which $250.0 million was repayment of principal and $5.1 million was payment of interest.

Revolving Facility

There were no payments made under the Revolving Facility during the nine months ended March 31, 2026.

On March 30, 2021, the Company, as borrower and certain domestic subsidiaries, as guarantors (the “Domestic Guarantors”), entered into an amended and restated credit agreement (as amended by a first amendment on April 3, 2023, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that extended the $700 million senior secured revolving credit facility (the “Revolving Facility”) and provided a $500 million senior secured term loan facility (the “Term Loan Facility,” and together with the Term Loan Facility, the “Facilities”), and extended the maturity of the Facilities to March 30, 2026. In addition, the Facilities include an option to request increases in the amounts of such credit facilities by up to an additional $500 million in the aggregate. The loans under the Term Loan Facility were payable in quarterly installments of $6.25 million per quarter, commencing with the quarter ending June 30, 2021. On February 27, 2026, we fully repaid the Term Loan Facility. The Facilities were scheduled to mature on March 30, 2026. There were no amounts outstanding under the Revolving Facility at maturity.

The obligations of the Company and certain domestic subsidiaries under the Amended Credit Agreement were guaranteed by the Domestic Guarantors and were collateralized by substantially all assets (excluding intellectual property) of the Company and the Domestic Guarantors.

There are no unamortized debt issuance costs as of March 31, 2026. Amortization of debt issuance costs included in interest expense for both the three months ended March 31, 2026 and March 31, 2025 were $0.3 million. Amortization of debt issuance costs included in interest expense for the nine months ended March 31, 2026 and March 31, 2025 were $1.0 million and $1.7 million, respectively.

The Company's debt consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Term Loan Facility - short term	$—	$250,000
Debt issuance costs, net	—	(443)
Total Debt - short term	—	249,557

The Revolving Facility included a sub-limit of $25.0 million for letters of credit and a sub-limit of $25.0 million for swingline loans. The Facilities were available for working capital and general corporate purposes that comply with the terms of the Amended Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company's common stock. Under the Amended Credit Agreement, revolving loans and swingline loans could be borrowed, repaid and reborrowed until March 30, 2026, at which time all amounts borrowed must be repaid. Loans under the Facilities could be prepaid at any time without penalty. There was no outstanding balance under the Revolving Facility at maturity.

The revolving loans and term loans under the Term Loan Facility bore interest, at the Company’s option, at either (i) a floating rate per annum equal to the Base Rate (as defined below) plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the Adjusted Term SOFR (as defined below) for a specified period, plus a margin of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Swingline loans bore interest at a floating rate per annum equal to the Base Rate plus a margin of between 0.50% and 1.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. Base Rate was defined in the Amended Credit Agreement as the highest of (a) the Prime Rate (as defined in the Amended Credit Agreement), (b) the Federal Funds Rate (as defined in the Amended Credit Agreement) plus 0.50% and (c) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%; each change in the Base Rate shall take effect simultaneously with the corresponding change or changes in the Prime Rate, the Federal Funds Rate or Adjusted Term SOFR, as applicable (provided that clause (c) shall not be applicable during any period in which Adjusted Term SOFR is unavailable or unascertainable). The Base Rate should not be less than 1.00%. Adjusted Term SOFR was Term SOFR (as defined in the Amended Credit Agreement) plus 0.10% per annum; provided that Adjusted Term SOFR should in no event be less than 0.00%.

A default interest rate should apply on all obligations during certain events of default under the Amended Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company would pay to each lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.20% and 0.35%, depending on the

Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter. The Company would also pay to the applicable lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.50% and 2.25%, depending on the Company’s consolidated total leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company was also obligated to pay Wells Fargo, as agent, fees customary for a credit facility of this size and type.

The Amended Credit Agreement required the Company to maintain during the term of the Facilities a maximum consolidated total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. In addition, the Amended Credit Agreement contained customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Amended Credit Agreement included customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement.

On May 7, 2026, the Company, as borrower, and certain domestic subsidiaries, as guarantors, entered into the 2026 Credit Agreement (defined herein) with PNC Bank, National Association. See Note 15, “Subsequent Events” for additional information on the 2026 Credit Agreement.

NOTE 8—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2037. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of March 31, 2026, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three and nine months ended March 31, 2026 and 2025 (in thousands):

	Financial Statement Classification	Three Months Ended March 31,		Nine Months Ended March 31,
		2026	2025	2026	2025
Operating lease costs:
Fixed lease costs	Operating expenses	$3,796	$2,925	$10,081	$8,770
Fixed lease costs	Cost of revenues	1,106	1,161	3,305	3,478
Variable lease costs	Operating expenses	569	111	1,567	363
Variable lease costs	Cost of revenues	193	192	465	579
Total lease costs		$5,664	$4,389	$15,418	$13,190

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and nine months ended March 31, 2026 and 2025 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended March 31, 2026 and 2025, cash paid for amounts associated with the Company's operating lease liabilities was approximately $4.7 million and $4.3 million, respectively. For the nine months ended March 31, 2026 and 2025, cash paid for amounts associated with the Company's operating lease liabilities were approximately $14.1 million and $13.3 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2026:

Remainder of Fiscal 2026	$3,625
Fiscal 2027	13,402
Fiscal 2028	11,611
Fiscal 2029	9,331
Fiscal 2030	8,064
Thereafter	33,376
Total future fixed operating lease payments	$79,409

Less: Imputed interest	$12,526
Total operating lease liabilities	$66,883

Weighted-average remaining lease term - operating leases	8 years
Weighted-average discount rate - operating leases	4.8%

NOTE 9—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of March 31, 2026, we had $1,226.7 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of March 31, 2026. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

As of March 31, 2026, the Company has other obligations of $6.1 million which consisted primarily of commitments related to research and development projects.

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

AX Wireless, LLC Litigation

On February 2, 2026, AX Wireless, LLC (“AX Wireless”) filed a complaint against the Company with the U.S. International Trade Commission (“ITC”) alleging infringement of certain U.S. patents related to Wi-Fi 6 (802.11ax) technology, including U.S. Patent Nos. 10,079,707; 10,917,272; 11,646,927; 11,777,776; and 112,063,134. The complainant seeks a limited exclusion order and a cease and desist order that would prohibit the Company from importing into the United States, and selling in the United States, certain wireless networking products and components that allegedly infringe these patents. Concurrently with the ITC filing, AX Wireless filed a related complaint in the U.S. District Court for the Northern District of Illinois alleging infringement of the same patents and seeking unspecified monetary damages, interest, and fees.

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
NOTE 10—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 and 2010 Equity Incentive Plans are described in the Annual Report.

As of March 31, 2026, the Company had 4,919,852 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of revenues	$59	$62	$201	$173
Research and development	1,052	1,351	3,675	3,907
Sales, general and administrative	501	435	1,525	1,257
	$1,612	$1,848	$5,401	$5,337
Stock Options

There were no options exercised under the Company’s stock incentive plans during the three and nine months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three and nine months ended March 31, 2026, and 2025.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2025	100,064	$209.90
RSUs granted	19,773	$517.34
RSUs vested	(32,679)	$219.61
RSUs canceled	(9,261)	$214.95
Non-vested RSUs, March 31, 2026	77,897	$283.27

The intrinsic value of RSUs vested in the three months ended March 31, 2026 and 2025 was $12.2 million and $6.9 million, respectively.

The intrinsic value of RSUs vested in the nine months ended March 31, 2026 and 2025 was $16.7 million and $8.5 million, respectively.

The total intrinsic value of all outstanding RSUs was $61.6 million as of March 31, 2026.

As of March 31, 2026, there were unrecognized compensation costs related to RSUs of $16.9 million which the Company expects to recognize over a weighted average period of 3.3 years.

NOTE 11—INCOME TAXES

The Company recorded tax provisions of $56.2 million and $164.6 million for the three and nine months ended March 31, 2026, respectively, as compared to $41.0 million and $102.2 million for the three and nine months ended March 31, 2025, respectively. Our effective tax rate increased to 19.4% for the three months ended March 31, 2026 as compared to 18.5% for the three months ended March 31, 2025. Our effective tax rate increased from 18.7% for the nine months ended March 31, 2025 to 19.6% for the nine months ended March 31, 2026. The change in effective tax rates for the three and nine months ended March 31, 2026, as compared to the same periods in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Intangible Income (“FDII”) rules and subject to the Global Intangible Low-Taxes Income (“GILTI”) and Pillar Two rules.

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

As of March 31, 2026, the Company had approximately $34.7 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of March 31, 2026, the Company had $7.1 million accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the IRD. All material consolidated federal, state and local income tax matters have been concluded for years through 2015. The majority of the Company's foreign jurisdictions have been concluded through 2015, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2020 statutory tax years.

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

The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with the IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty. Between fiscal years 2018 and 2025, the Company made payments totaling a combined amount of $60.9 million as deposits with the IRD in connection with extending the statute of limitation for the 2010-2019 income tax audits. On March 27, 2026, the Company received notification that the IRD is seeking an additional $0.2 million deposit covering the 2020 statutory tax year. The Company filed a formal protest in response to this notice and is waiting for a confirmation from the Assessor's office which the Company expects to receive in the fourth quarter of fiscal 2026. The refundable deposits are included within other long-term assets on our consolidated balance sheets. The Company expects the $60.3 million (net of foreign currency impact) of deposits made with the IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates prior to the conclusion of the Company’s fiscal year 2025. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of fiscal year 2025. For the three months ended March 31, 2026, the Company included approximately $3.0 million Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and changes to the U.S. taxation of profits derived from foreign operations. Accounting Standards Codification 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation has multiple effective dates, with certain provisions effective in 2025 (our current fiscal year 2026) and others implemented through 2027 (our fiscal year 2028). The Company has evaluated the OBBBA enacted during the quarter and determined its impact on the consolidated financial statements to be immaterial.

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

Revenue

The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Enterprise technology	$717,850	91%	$585,723	88%	$2,103,988	90%	$1,574,108	87%
Service provider technology	70,349	9%	78,447	12%	232,851	10%	240,285	13%
Total revenues	$788,199	100%	$664,170	100%	$2,336,839	100%	$1,814,393	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
North America (1)	$410,206	52%	$322,726	49%	$1,236,598	53%	$915,615	50%
Europe, the Middle East and Africa (“EMEA”)	303,761	39%	282,121	42%	847,593	36%	695,589	38%
Asia Pacific	43,170	5%	37,480	6%	150,759	7%	121,499	7%
South America	31,062	4%	21,843	3%	101,889	4%	81,690	5%
Total revenues	$788,199	100%	$664,170	100%	$2,336,839	100%	$1,814,393	100%
 (1) Revenue for the United States was $374.1 million and $298.5 million for the three months ended March 31, 2026 and 2025, respectively. Revenue for the United States was $1,113.7 million and $843.3 million for the nine months ended March 31, 2026 and 2025, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable are presented below for the periods indicated:

	Percentage of Accounts Receivable
	March 31,	June 30,
	2026	2025
Customer A	10%	*
* Denotes less than 10%

For all periods presented, there were no customers representing net revenues of 10% or greater of the Company's total revenues.

NOTE 13—COMMON STOCK AND TREASURY STOCK

On August 21, 2025, the Company’s Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of its common stock. The
2025 August Program expires on September 30, 2026. During the three and nine months ended March 31, 2026, the Company did not make any repurchases under the 2025 August Program.

NOTE 14—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Mr. Robert J. Pera, our Chairman and Chief Executive Officer, is the controlling owner of the Memphis Grizzlies, a team in the National Basketball Association (the “Grizzlies”). From time to time, the Grizzlies purchase our products through our webstore, on terms that we believe are no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. During the three and nine months ended March 31, 2026, we received approximately $106,000 and $304,000, respectively, from sales to the Grizzlies, inclusive of sales tax and shipping charges. Additionally, from time to time, the Grizzlies may participate in our product testing and marketing activities.

NOTE 15—SUBSEQUENT EVENTS

Dividends

On May 8, 2026, the Company's Board of Directors approved a quarterly cash dividend of $0.80 per share payable on May 26, 2026 to shareholders of record at the close of business on May 18, 2026. Any future dividends will be subject to the approval of the Company’s Board of Directors.

New Credit Agreement

On May 7, 2026, the Company, as borrower, and certain domestic subsidiaries, as guarantors, entered into a credit agreement (the “2026 Credit Agreement”) with PNC Bank, National Association (“PNC”), the other financial institutions named as lenders therein (collectively with PNC, the “Lenders”), and PNC, as administrative agent for the Lenders, pursuant to which PNC provided the Company with a $250 million senior secured revolving facility (the “2026 Revolving Facility”). In addition, the 2026 Revolving Facility includes an option to request increases in the amounts of such credit facility by up to an additional $500 million in the aggregate.

At the closing of the 2026 Credit Agreement, the Company had no outstanding borrowing under the 2026 Revolving Facility.

The 2026 Revolving Facility includes a sub-limit of $50.0 million for letters of credit. The 2026 Revolving Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes that comply with the terms of the 2026 Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company’s common stock. Under the 2026 Credit Agreement, loans may be borrowed, repaid and reborrowed until May 7, 2031, at which time all amounts borrowed must be repaid. Loans may be prepaid at any time without penalty. Revolving loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.25% and 1.00%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable Term SOFR Rate (as defined in the 2026 Credit Agreement), or replacement rate, for a specified period, plus a margin of between 1.25% and 2.00%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the 2026 Credit Agreement), plus 0.5%, (ii) the Prime Rate (as defined in the 2026 Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the 2026 Credit Agreement), plus 1.00%, with a floor of zero. A default interest rate shall apply on all obligations during certain events of default under the 2026 Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each Lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.125% and 0.200%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable Lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.25% and 2.00%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay PNC, as agent, fees customary for a credit facility of this size and type.

The 2026 Credit Agreement requires the Company to maintain during the term of the 2026 Revolving Facility (i) a maximum consolidated leverage ratio of 3.50 to 1.00, (ii) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (iii) to the extent that the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, unrestricted domestic cash and cash equivalents of the Company and its subsidiaries in an amount equal to at least $75,000,000. In addition, the 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The 2026 Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the 2026 Credit Agreement.

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

Tariff and Trade Tensions – Recently, the U.S. government has issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other counties, including Vietnam. The U.S. government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. Further, recent judicial rulings have introduced significant additional uncertainty regarding the legal basis for U.S. tariff policy. In addition, the U.S. government may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased our product costs. For so long as such tariffs are in effect, we expect such tariffs and related trade policy uncertainty will continue to affect our product costs, operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

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

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding the segment can be found in Note 12, “Segment Information, Revenues by Geography and Significant Customers” to our Consolidated Financial Statements (unaudited). Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our revenues to this implied PCS.

We classify our revenues into two primary product categories: Enterprise Technology and Service Provider Technology.

•Enterprise Technology includes our UniFi platforms, including UniFi Cloud Gateways, UniFi WiFi, UniFi Switches, UniFi Protect, UniFi Access, UniFi Talk, UniFi Connect and accessories.

•Service Provider Technology includes our airMAX, UISP, EdgeMAX, UFiber, Wave, GPON and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and CPE.

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 55% of our revenues during the nine months ended March 31, 2026. Direct sales accounted for 45% of our revenue during the nine months ended March 31, 2026.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our Annual Report, and there have been no material changes other than that have been disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements herein. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three and Nine Months Ended March 31, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Revenues	$788,199	100%	$664,170	100%	$2,336,839	100%	$1,814,393	100%
Cost of revenues (1)	417,488	53%	368,296	55%	1,254,719	54%	1,039,672	57%
Gross profit	370,711	47%	295,874	45%	1,082,120	46%	774,721	43%
Operating expenses:
Research and development (1)	51,813	7%	44,262	7%	151,202	6%	122,217	7%
Sales, general and administrative (1)	28,077	4%	24,751	4%	85,475	4%	77,626	4%
Total operating expenses	79,890	11%	69,013	11%	236,677	10%	199,843	11%
Income from operations	290,821	36%	226,861	34%	845,443	36%	574,878	32%
Interest expense and other, net	661	—%	5,420	1%	5,431	—%	27,437	2%
Income before income taxes	290,160	36%	221,441	33%	840,012	36%	547,441	30%
Provisions for income taxes	56,246	7%	41,006	6%	164,613	7%	102,224	6%
Net income	$233,914	29%	$180,435	27%	$675,399	29%	$445,217	24%
(1) Includes share-based compensation as follows:
Cost of revenues	59		62		201		173
Research and development	1,052		1,351		3,675		3,907
Sales, general and administrative	501		435		1,525		1,257
Total share-based compensation	$1,612		$1,848		$5,401		$5,337

Revenues

Total revenues increased $124.0 million, or 19%, from $664.2 million in the three months ended March 31, 2025 to $788.2 million in the three months ended March 31, 2026.

Total revenues increased $522.4 million, or 29%, from $1,814.4 million in the nine months ended March 31, 2025 to $2,336.8 million in the nine months ended March 31, 2026.

The increase in revenues for the three and nine months ended March 31, 2026, as compared to the same periods in the prior year, was driven by an increase in revenue from our Enterprise Technology platform, offset in part by a decrease in revenue from our Service Provider Technology platform.

Revenues by Product Type, expressed in dollars (in thousands) and as a percentage of total revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Enterprise technology	$717,850	91%	$585,723	88%	$2,103,988	90%	$1,574,108	87%
Service provider technology	70,349	9%	78,447	12%	232,851	10%	240,285	13%
Total revenues	$788,199	100%	$664,170	100%	$2,336,839	100%	$1,814,393	100%

Enterprise Technology revenue increased $132.1 million, or 23%, from $585.7 million in the three months ended March 31, 2025 to

$717.9 million in the three months ended March 31, 2026. Enterprise Technology revenue increased $529.9 million, or 34%, from $1,574.1 million in the nine months ended March 31, 2025 to $2,104.0 million in the nine months ended March 31, 2026.

The increase in Enterprise Technology revenue during the three and nine months ended March 31, 2026, as compared to the same periods in the prior year, was due to an increase in revenue from our Enterprise Technology platform across all regions.

Service Provider Technology revenue decreased $8.1 million, or 10%, from $78.4 million in the three months ended March 31, 2025 to $70.3 million in the three months ended March 31, 2026. Service Provider Technology revenue decreased $7.4 million, or 3.1%, from $240.3 million in the nine months ended March 31, 2025 to $232.9 million in the nine months ended March 31, 2026.

The decrease in Service Provider Technology in the three months ended March 31, 2026, as compared to the same period in the prior year, was due to a decrease in revenues across all regions except North America and South America. The decrease in Service Provider Technology in the nine months ended March 31, 2026, as compared to the same period in the prior year, was due to a decrease in revenues across all regions except North America.

Revenues by Geography, expressed in dollars (in thousands) and as a percentage of total revenues

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three and nine months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
		% of Revenues		% of Revenues		% of Revenues		% of Revenues
North America(1)	$410,206	52%	$322,726	49%	$1,236,598	53%	$915,615	50%
Europe, the Middle East and Africa (“EMEA”)	303,761	39%	282,121	42%	847,593	36%	695,589	38%
Asia Pacific	43,170	5%	37,480	6%	150,759	7%	121,499	7%
South America	31,062	4%	21,843	3%	101,889	4%	81,690	5%
Total revenues	$788,199	100%	$664,170	100%	$2,336,839	100%	$1,814,393	100%
(1) Revenue for the United States was $374.1 million and $298.5 million for the three months ended March 31, 2026 and 2025, respectively. Revenue for the United States was $1,113.7 million and $843.3 million for the nine months ended March 31, 2026 and 2025, respectively.

North America

Revenues in North America increased by $87.5 million, or 27%, from $322.7 million in the three months ended March 31, 2025 to $410.2 million in the three months ended March 31, 2026 and increased by $321.0 million, or 35%, from $915.6 million in the nine months ended March 31, 2025 to $1,236.6 million in the nine months ended March 31, 2026.

The increase in North America revenues during the three and nine months ended March 31, 2026, as compared to the same periods in the prior year, was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA increased by $21.6 million, or 8%, from $282.1 million in the three months ended March 31, 2025 to $303.8 million in the three months ended March 31, 2026 and increased by $152.0 million, or 22%, from $695.6 million in the nine months ended March 31, 2025 to $847.6 million in the nine months ended March 31, 2026.

The increase in EMEA revenues during the three and nine months ended March 31, 2026, as compared to the same periods in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by a decline in revenues from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased by $5.7 million, or 15%, from $37.5 million in the three months ended March 31, 2025 to $43.2 million in the three months ended March 31, 2026 and increased by $29.3 million, or 24%, from $121.5 million in the nine months ended March 31, 2025 to $150.8 million in the nine months ended March 31, 2026.

The increase in Asia Pacific revenues during the three and nine months ended March 31, 2026, as compared to the same periods in the prior year, was due to increased revenue from our Enterprise Technology products, offset in part by a decline in revenues from our Service Provider Technology products.

South America

Revenues in South America increased by $9.2 million, or 42%, from $21.8 million in the three months ended March 31, 2025 to $31.1 million in the three months ended March 31, 2026 and increased by $20.2 million, or 25%, from $81.7 million in the nine months ended March 31, 2025 to $101.9 million in the nine months ended March 31, 2026.

The increase in South America revenues during the three months ended March 31, 2026, as compared to the same period in the prior year, was due to an increase in revenues from both our Enterprise Technology products and Service Provider Technology products. The increase in South America revenues during the nine months ended March 31, 2026, as compared to the same period in the prior year, was due to an increase in revenues from our Enterprise Technology products, offset in part by a decline in revenues from our Service Provider Technology products.

Gross Profit

Gross profit margin increased to 47% in the three months ended March 31, 2026, compared to 45% in the three months ended March 31, 2025 and increased to 46% in the nine months ended March 31, 2026, compared to 43% in the nine months ended March 31, 2025. The increase in gross profit margin for the three months ended March 31, 2026, as compared to the comparable prior year period, was primarily driven by favorable product mix, reduced charges for excess and obsolete inventory, lower shipping costs and other indirect costs. These positive factors were offset in part by higher tariff costs. The increase in gross profit margin for the nine months ended March 31, 2026, as compared to the comparable prior year period, was primarily driven by favorable product mix, lower shipping costs, reduced charges for excess and obsolete inventory and other indirect costs. These positive factors were offset in part by higher tariff costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $7.6 million, or 17%, from $44.3 million in the three months ended March 31, 2025 to $51.8 million in the three months ended March 31, 2026. As a percentage of revenues, R&D expenses remained consistent at 7% for both periods.

R&D expenses increased by $29.0 million, or 24%, from $122.2 million in the nine months ended March 31, 2025 to $151.2 million in the nine months ended March 31, 2026. As a percentage of revenues, R&D expenses decreased from 7% for the nine months ended March 31, 2025 to 6% for the nine months ended March 31, 2026.

The increase in R&D expenses during the three months ended March 31, 2026, as compared to the comparable prior year period, was primarily driven by higher employee-related expenses, facility costs and software expenses, offset in part by lower depreciation. The increase in R&D expenses during the nine months ended March 31, 2026, as compared to the comparable prior year period, was primarily driven by higher employee-related expenses, prototype-related expenses, facility costs and software expenses, offset in part by lower depreciation.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased by $3.3 million, or 13%, from $24.8 million in the three months ended March 31, 2025 to $28.1 million in the three months ended March 31, 2026. As a percentage of revenues, SG&A expenses remained consistent at 4% for both periods.

SG&A expenses increased by $7.8 million, or 10%, from $77.6 million in the nine months ended March 31, 2025 to $85.5 million in the nine months ended March 31, 2026. As a percentage of revenues, SG&A expenses remained consistent at 4% for both periods.

The increase in SG&A for the three months ended March 31, 2026, as compared to the comparable prior year period, was primarily attributable to higher credit card processing fees associated with higher webstore sales, higher professional fees, software expenses, marketing expenses and employee-related expenses, offset in part by lower facility costs. The increase in SG&A for the nine months ended March 31, 2026, as compared to the comparable prior year period, was primarily attributable to higher credit card processing fees associated with higher webstore sales, higher marketing expenses, professional fees, software expenses and employee-related expenses, offset in part by lower bad debt expenses relating to a customer default.

Interest Expense and Other, net

Interest expense and other, net (“I&O”) expenses decreased $4.8 million, or 88% from $5.4 million in the three months ended March 31, 2025 to $0.7 million in the three months ended March 31, 2026. As a percentage of revenue, I&O decreased from 1% for the three months ended March 31, 2025 to 0% for the three months ended March 31, 2026.

I&O expenses decreased $22.0 million, or 80% from $27.4 million in the nine months ended March 31, 2025 to $5.4 million in the nine months ended March 31, 2026. As a percentage of revenue, I&O decreased from 2% for the nine months ended March 31, 2025 to 0% for the nine months ended March 31, 2026.

As of March 31, 2026, the Company repaid all of its outstanding debt. The decrease in I&O expenses during the three months ended March 31, 2026, as compared to the comparable prior year period, was primarily attributable to lower interest expense, driven by a decrease in borrowings and lower interest rates, offset in part by higher foreign exchange losses. The decrease in I&O expenses during the nine months ended March 31, 2026, as compared to the comparable prior year period, was primarily attributable to lower interest expense driven by a decrease in borrowings and lower interest rates.

Provision for Income Taxes

Our provision for income taxes increased $15.2 million, or 37%, from $41.0 million for the three months ended March 31, 2025 to $56.2 million for the three months ended March 31, 2026. Our effective tax rate increased from 18.5% for the three months ended March 31, 2025 to 19.4% for the three months ended March 31, 2026.

Our provision for income taxes increased $62.4 million, or 61%, from $102.2 million for the nine months ended March 31, 2025 to $164.6 million for the nine months ended March 31, 2026. Our effective tax rate increased from 18.7% for the nine months ended March 31, 2025 to 19.6% for the nine months ended March 31, 2026.

The change in effective tax rates for the three and nine months ended March 31, 2026, as compared to the same periods in the prior year, was primarily driven by a change in the mix of income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Intangible Income rules and subject to the Global Intangible Low-Taxes Income and Pillar Two rules.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity are cash and cash equivalents, cash generated by operations and the availability of additional funds under the Facilities. We had cash and cash equivalents of $368.7 million and $149.7 million as of March 31, 2026 and June 30, 2025, respectively.

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$630,145	$509,671
Net cash used in investing activities	(14,350)	(7,418)
Net cash used in financing activities	(396,864)	(477,628)
Net increase in cash and cash equivalents	$218,931	$24,625

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2026 consisted primarily of net income of $675.4 million, non-cash adjustments of $32.3 million and the benefit of decreasing inventories of $15.5 million, offset in part by other changes in operating assets and liabilities that resulted in net cash outflows of $93.1 million. This net change in operating assets and liabilities was attributable primarily to a $41.3 million decrease in net accounts payable and accrued liabilities, a $39.2 million decrease in taxes payable, a $31.7 million increase in prepaid expenses and other assets, a $6.1 million increase in vendor deposits, and a $1.3 million increase in accounts receivable, offset in part by a $26.6 million increase in deferred revenue.

Net cash provided by operating activities during the nine months ended March 31, 2025 consisted primarily of net income of $445.2 million, the benefit of decreasing vendor deposits of $51.5 million and non-cash adjustments of $44.2 million, offset in part by other changes in operating assets and liabilities that resulted in net cash outflows of $31.3 million. This net change in operating assets and liabilities consisted primarily of a $135.4 million increase in inventory, a $58.6 million increase in accounts receivable, a 23.3 million decrease in taxes payable and a $15.6 million increase in prepaid expenses and other assets, offset in part by a $181.2 million increase in net accounts payable and accrued liabilities and a $20.4 million increase in deferred revenue.

Cash Flows from Investing Activities

We used $14.4 million of cash in investing activities during the nine months ended March 31, 2026. Our investing activities consisted primarily of $14.4 million of capital expenditures.

We used $7.4 million of cash in investing activities during the nine months ended March 31, 2025. Our investing activities consisted primarily of $7.4 million of capital expenditures.

Cash Flows from Financing Activities

We used $396.9 million of cash in financing activities during the nine months ended March 31, 2026. During the nine months ended March 31, 2026, we repaid $250.0 million under the Company's credit Facilities and used $145.2 million related to dividends paid on our common stock.

We used $477.6 million of cash in financing activities during the nine months ended March 31, 2025. During the nine months ended March 31, 2025, we repaid $368.1 million under the Company’s credit Facilities and used $108.9 million related to dividends paid on our common stock.

Liquidity

We believe our existing cash and cash equivalents in addition to the ability to draw cash under the 2026 Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, pay quarterly dividends, make repurchases of our common stock and meet capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the 2026 Revolving Facility or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility may contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks, refer to “Part II - Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition” and “Part II - Item 1A. Risk Factors – Risks Related to Our Business and Industry – General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect account receivable and recognize revenue,” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

Warranties and Indemnifications

Our products are generally accompanied by a twelve to twenty-four month warranty from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standard Board’s, Accounting Standards Codification, 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of March 31, 2026.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of March 31, 2026.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under the Facilities.

Repayment of Credit Facilities and Entry into New Credit Agreement

On February 27, 2026, we fully repaid all amounts outstanding under the Term Loan Facility. The Facilities were scheduled to mature on March 30, 2026. There were no amounts outstanding under the Revolving Facility at maturity. See Note 7, “Debt” to the Consolidated Financial Statements. On May 7, 2026, the Company, as borrower and certain domestic subsidiaries, as guarantors, entered into the 2026 Credit Agreement with PNC, the other Lenders named therein, and PNC, as administrative agent for the Lenders, pursuant to which PNC provided the Company with the 2026 Revolving Facility. In addition, the 2026 Revolving Facility includes an option to request increases in the amounts of such credit facility by up to an additional $500 million in the aggregate. See Note 15, “Subsequent Events” to the Consolidated Financial Statements.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of March 31, 2026, we had $1,226.7 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of March 31, 2026. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

We had other obligations of $6.1 million as of March 31, 2026, which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of March 31, 2026, we had $34.7 million of unrecognized tax benefits and an additional $7.1 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Note About Forward-Looking Statements

When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components used to manufacture our products, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our sources of liquidity to meet such needs, our ability to access new sources of liquidity, future acquisitions of and investments in complimentary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our limited visibility into end customer demand and channel inventory levels, the impact of the global shortage of components and pricing inflation and supply chain constraints associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our dependence on our senior management, our ability to safeguard our intellectual property, our dependence on and concentration of our distributors, our ability to compete in the markets we serve, our ability to comply with applicable law and regulations, our employee relations, current and potential litigation, current or potential indemnification liabilities, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $368.7 million and $149.7 million as of March 31, 2026 and June 30, 2025, respectively. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwanese Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $2.9 million for the three months ended March 31, 2026.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwanese Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as of March 31, 2026 are denominated would result in a charge or benefit to our income before income taxes of approximately $5.8 million for the three months ended March 31, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 9, “Commitments and Contingencies” of the notes to consolidated financial statements for a discussion of our legal proceedings.

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
As of March 31, 2026, there was no outstanding balance under our Term Loan Facility (as defined herein) or our Revolving Facility (as defined herein). The Facilities matured in March 2026. On May 7, the Company, as borrower, and certain domestic subsidiaries, as guarantors, entered into the 2026 Credit Agreement with PNC and the Lenders, and PNC, as administrative agent for the lenders, pursuant to which PNC provided the Company with the 2026 Revolving Facility. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

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

As of May 8, 2026, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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
A majority of our sales are into countries outside of the United States. Sales of our products into certain countries are restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components that are subject to export control regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company's share repurchase program and the activity under the available share purchase program during the three months ended March 31, 2026 ( in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$500
February 1 - February 28	—	$—	—	$500
March 1 - March 31	—	$—	—	$500
Total	—	$—	—	$500
(1) On August 21, 2025, the Company's Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of common stock through the expiration of the program on September 30, 2026

There was no common stock repurchase activity under the 2025 August Program during the three months ended March 31, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 7, 2026, the Company, as borrower, and certain domestic subsidiaries, as guarantors, entered into the 2026 Credit Agreement with PNC and the Lenders, and PNC, as administrative agent for the lenders, pursuant to which PNC provided the Company with the 2026 Revolving Facility. See Note 15, “Subsequent Events” to the Consolidated Financial Statements for a description of the 2026 Credit Agreement. The 2026 Credit Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. The description of the 2026 Credit Agreement in Note 15, “Subsequent Events” is a summary only and is qualified in its entirety by the full text of the 2026 Credit Agreement.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed /Furnished Herewith

10.1*
Credit Agreement, dated as of May 7, 2026, by and among Ubiquiti Inc., as borrower, and certain domestic subsidiaries, as guarantors, PNC Bank, National Association, the other financial institutions named as lenders therein and PNC Bank, National Association, as administrative agent.
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

*Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	May 8, 2026	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 8, 2026	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer and Principal Accounting Officer (Principal Financial Officer)