Form 10-K
period 2026-06-30
Ubiquiti Inc.
filed 2026-08-21
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,340,584,731 based upon the closing price of $553.35 of such common stock on the New York Stock Exchange on December 31, 2025 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held as of December 31, 2025 by each director and executive officer of the registrant, as well as shares held by each holder of 5% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of August 20, 2026, 60,528,381 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

UBIQUITI INC.
PART I

Note About Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components used to manufacture our products, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our sources of liquidity to meet such needs, our ability to access new sources of liquidity, future acquisitions of and investments in complementary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our limited visibility into end customer demand and channel inventory levels, the impact of the global shortage of components and pricing inflation and supply chain constraints associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our dependence on our senior management, our ability to safeguard our intellectual property, our dependence on and concentration of our distributors, our ability to compete in the markets we serve, our ability to comply with applicable law and regulations, our employee relations, current and potential litigation, current or potential indemnification liabilities, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Annual Report on Form 10-K, including under Item 1, “Business” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, the words “we,” “us,” “our” “Company” and “Ubiquiti” refer to Ubiquiti Inc. and its subsidiaries as a whole. Ubiquiti refers to the fiscal years ended June 30, 2026, 2025 and 2024 as fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
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

We develop technology platforms for high-capacity distributed internet access, unified information for secure and easily managed network infrastructure, connected sensors, cameras, access devices, appliances and other endpoint devices for enterprises, industrial and service-provider environments. We categorize our solutions into two main categories: high performance networking technology for enterprises and service providers. We target the enterprise and service provider markets through our highly engaged community of service providers, distributors, value added resellers, webstores, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community.

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

We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (“WISPs”), enterprises and smart homes. Our operator-owner service-provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISPs to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (“WLAN”) infrastructure, video surveillance products, switching and routing solutions, security gateways, door access systems, and other complementary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. We believe that our products are differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.

We operate our business as one reportable and operating segment. Further information regarding Segments can be found in Note 14 to our Consolidated Financial Statements. Our revenues were $3.3 billion, $2.6 billion and $1.9 billion in the fiscal years ended June 30, 2026, 2025 and 2024, respectively. We reported net income of $960.3 million, $711.9 million and $350.0 million in the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Refer to our Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K for more financial information.

Industry Overview

Global demand for reliable, high-capacity connectivity continues to expand as consumers, enterprises and service providers support a growing number of connected users, devices and applications. Internet traffic remains driven by bandwidth-intensive uses such as video streaming, cloud-based applications, remote work, online collaboration, gaming, artificial intelligence-enabled services and connected-device ecosystems. At the same time, enterprises are increasingly deploying networked systems across campuses, offices, retail locations, industrial facilities and smart homes, creating demand for integrated networking, switching, routing, wireless access, video surveillance, access control and related software management platforms.
The Internet of Things (“IoT”) market has further increased the need for scalable, secure and easily managed network infrastructure. Connected sensors, cameras, access devices, appliances and other endpoint devices are being adopted across consumer, enterprise, industrial and service-provider environments. These deployments increase the importance of network reliability, centralized management, cybersecurity, interoperability and cost-effective expansion. As connected environments become more complex, customers increasingly seek solutions that combine hardware, software and cloud-enabled or locally managed platforms to simplify deployment, monitoring and maintenance.
Wireless networking continues to be an important alternative and complement to wired infrastructure. While fiber and other wired networks remain critical for high-capacity connectivity, wireless broadband, WiFi, fixed wireless access and wireless backhaul can provide faster deployment, lower installation costs and greater flexibility, particularly in underserved, hard-to-reach or rapidly expanding markets. Newer wireless technologies, higher-capacity spectrum use and advances in networking software are enabling service providers and enterprises to expand connectivity, improve performance and manage distributed networks more efficiently.
These trends have intensified competition in the markets for enterprise networking, service-provider infrastructure, wireless broadband, video surveillance, access control and related connected-device platforms. Customers increasingly evaluate solutions based on performance, reliability, ease of installation and management, scalability, security, total cost of ownership and ecosystem breadth. We believe these market dynamics continue to create opportunities for companies that can deliver integrated, cost-effective and easy-to-deploy networking technology for service providers, enterprises and connected environments.

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

Our current Service Provider technology solutions include:

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

As of June 30, 2026, our research and development team consisted of 1,321 full time equivalent employees, including contractors, located in the United States, Taiwan, China, Latvia, the Czech Republic, Lithuania, Ukraine, Sweden, and elsewhere. Our research and development operations work on product development of new products and new versions of existing products. Our research and development expenses were $204.2 million, $169.7 million and $159.8 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. We expect that the number of our research and development personnel will increase over time and that our research and development expenses will also increase. For a further discussion of the uncertainties and business risks associated with our international workforce and operations, refer to risk factors under “Part I - Item 1A. Risk Factors - Risks Related to Our International Operations.”

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

We rely on third party components and technology to build and operate our products, and we primarily rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. While components and supplies in the past have been generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. The majority of our product revenues are dependent upon the sale of products that incorporate components from a small number of suppliers. We are party to non-exclusive license agreements with some of these suppliers whereby we license certain technology that we incorporate into our products. These agreements generally automatically renew for successive one-year periods unless the agreements are terminated by written notice of nonrenewal with advance notice prior to the end of their then-current term. The Company has not received any termination notice as of the date of this Annual Report on Form 10-K. We depend on these license agreements to modify and replace firmware on certain chipsets with our proprietary firmware. While our agreements with suppliers remains effective, the terms of these agreements, allow either party to terminate the agreements without cause at the end of the annual contract term.

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

We have experienced in the past, and are currently experiencing volatility in the supply of components used to manufacture our products. This has resulted in supply constraints and corresponding increases in component delivery lead times and costs to obtain components, and resulted in delays in product production. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we have taken the right actions to mitigate these supply constraints; however, we recognize the associated risks. For a further discussion of the uncertainties and business risks associated with the supply constraints, refer to “Part I - Item 1A. Risk Factors - Risks Related to Our Business and Industry - Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition.”

Tariffs and Trade Tensions

The U.S. government issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other countries, including Vietnam. The U.S. government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. Further, recent judicial rulings have nullified certain tariffs imposed by the Trump administration. In addition, the U.S. government continues to impose new tariffs and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased our product costs. For so long as such tariffs are in effect, we expect such tariffs and related trade policy uncertainty will continue to affect our product costs, operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

Sales and Distribution

We sell our products and solutions globally to enterprises and service providers primarily through our network of distributors, on-line retailers and through direct sales through our webstores. During fiscal 2026, we sold our products to over 100 distributors and direct to customers through our webstores (collectively, “customers”) in over 75 countries. In fiscal 2026, 2025, and 2024, there were no customers that represented 10% or more of our revenue. Refer to Note 14 in our Notes to Consolidated Financial Statements for more information regarding financial data by geographic areas.

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

In the backhaul market, our competitors include Cambium Networks, Ceragon Networks, MikroTîk and Trango. In the CPE market, our competitors include Cambium Networks, MikroTîk, Tarana Wireless and TP-Link Technologies. In the enterprise WLAN and switching markets, we primarily compete with Cisco, Fortinet, Hewlett Packard Enterprise (Aruba Networks and Juniper Networks), and Ruckus (Belden). In the video surveillance market, we primarily compete with Axis Communications, HIKVISION, Hanwha Vision and Verkada. In the Internet Service Providers' market, we compete primarily with Cambium Networks, MikroTîk ,Tarana Wireless and TP-Link Technologies. We expect increased competition from other established and emerging companies. Additionally, as we enter new markets, we expect to face competition from incumbent and new market participants.

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

Human Capital Management

Employee Overview

Our employees are at the center of everything we do at Ubiquiti and are the driving force for our innovation and success. Ubiquiti seeks to provide a safe, inclusive and positive employee experience for all its employees. It is our policy to make employment decisions and opportunities based on merit, qualifications, potential and competency. As of June 30, 2026, we employed and/or contracted with 1,818 full time equivalent employees, of which 1,321 were in research and development, 370 were in operations, and 127 were in sales, general and administrative. Our workforce is diversified across multiple locations with 65%, 23% and 12% located in (i) Asia Pacific, (ii) Europe, the Middle East, and Africa (“EMEA”) and (iii) the Americas, respectively. The Company believes that its entrepreneurial, decentralized, and diversified work environment has contributed to its success. We seek to maintain a culture of accountability and performance that enables us to deliver highly-advanced and easily deployable solutions that appeal to a global market.

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

Item 1A. Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and the trading price of our common stock. This Annual Report on Form 10-K also contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the risk factors set forth below. We operate in a competitive and rapidly changing environment and new risks emerge from time to time. If any event related to these known or unknown risks or uncertainties actually occurs, our business prospects, operating results, and financial condition could be materially adversely affected.

Risk Factors Summary

Risks Related to Our Business and Industry
•our limited ability to forecast our results of operations and sales;
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
•our reliance on a limited number of suppliers, our inability to predict shortages in components, price increases or other supply disruptions and our failure to identify or qualify alternative suppliers;
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
•a global economic downturn and adverse macroeconomic trends;
•the ineffective management of product introductions, product transitions and marketing or our inability to remain competitive and stimulate customer demand for our products;
•our growth depends in part on the success of our strategic relationships with third parties and our ability to integrate with third-party applications and services;
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

Risks Related to Our International Operations
•exposure to increased economic and operational uncertainties from our international operations, including, without limitation, as a result of foreign policy and geopolitical developments, particularly those involving China and Russia, varying legal and regulatory regimes and the effects of foreign currency exchange rates;
•changes or uncertainty in tariffs and global trade policies;
•the failure of our foreign warehouse and logistics providers to safeguard, manage and properly report our inventory;
•exposure to increased operational risks and liability to the extent we develop our own foreign manufacturing capacity;
•our inability to manage geographically dispersed research and development teams;

Risks Related to Intellectual Property
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

Risks Related to Our Management and Structure
•our reliance on our founder and chief executive officer, who owns a majority of our common stock;
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

Risks Related to Our Common Stock
•volatility in the price of our common stock due to volatility in our results of operations or our failure to pay cash dividends or to repurchase shares of our common stock;

Risks Related to Regulatory, Legal and Tax Matters
•potential liability under trade protection, anti-corruption, and other laws resulting from our global operations;
•changes in laws and regulations relating to privacy, data security, data access, cybersecurity and data protection;
•the reliance of our products on unlicensed radio frequency spectrum, and of other products on the same spectrum or from the introduction of regulation of such spectrum;
•the adverse impact from litigation matters;
•the adverse impact to our results of operations from successful warranty and product liability claims, product losses or recalls;
•indemnification claims against us for intellectual property infringement, defective products, systems failures and security vulnerabilities;
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
Because of our limited visibility into end customer demand and channel inventory levels, our ability to accurately forecast our future sales is limited. We sell our products and solutions globally to network operators, service providers and customers, primarily through our network of distributors and resellers. We do not employ a traditional direct sales force. Sales to our distributors have accounted for the majority of our revenues. Our distributors do not make long term purchase commitments to us, and do not typically provide us with information about market demand for our products. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may build excess inventory, increase vendor deposits and we may not be able to decrease our expenses in time to offset any shortfall in revenues and we may be required to record write-downs for excess or obsolete inventory, which could harm our ability to achieve or sustain expected results of operations. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which may impair our distributor relationships, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations.

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
The market for our wireless broadband networking equipment is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. The markets for enterprise networking equipment and other products possess similar characteristics of rapid technological updates, evolving industry standards, frequent changes in customer preferences, frequent new product introductions and short and unpredictable product life cycles. Our ability to keep pace in these markets depends upon our ability to enhance our current products, and to continue to develop and introduce new products rapidly and at competitive prices. The success of new product introductions or updates on existing products depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, development of sales channels, our ability to manage the risks associated with new product forecast, production ramp-up, the effective management of our inventory and manufacturing schedule and the risk that new products may have defects or other deficiencies in the early stages of introduction.

The development of our products is complex and costly, and we typically have several products in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, lower than expected yields on new or enhanced products and delays in completing the development and introduction of new products and enhancements to existing products, including the maintenance of compatibility between older and newer versions of our products. In addition, new products may have lower selling prices or higher costs than existing products and may be more prone to technical problems and expose us to additional liabilities, which could negatively impact our results of operations. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff, to successfully innovate, and to adapt to technological changes and advances in the industry. Development and delivery schedules for our products are difficult to predict. We may fail to introduce new products or enhancements to existing products in a timely fashion. If new releases of our products are delayed, our distributors may curtail their efforts to market and promote our products and our users may switch to competing products.

The markets in which we compete are highly competitive.
The networking, enterprise WLAN, routing, switching, video surveillance, door access, VoIP, wireless backhaul, machine-to-machine communications and alarm monitoring markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

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

Industry consolidation, acquisitions and other arrangements among competitors may adversely affect our competitiveness because it may be more difficult to compete with entities that have access to their combined resources. As a result of such consolidation, acquisition or other arrangements, our current and potential competitors might be able to adapt more quickly to new technologies and customer preference, devote greater resources to the marketing and promotion of their products, initiate or withstand price competition, and take advantage of acquisitions or other opportunities more readily and develop and expand their products more quickly than we do. These combinations may also affect customers’ perceptions regarding the viability of companies of our size and, consequently, affect their willingness to purchase our products.

The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs.
Our products may contain defects and bugs when they are introduced, or as new versions are released. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or have reliability, quality or compatibility problems, we may not be able to correct these problems promptly or successfully. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs, and other costs relating to regulatory proceedings, product recalls and litigation, which could harm our reputation and results of operations. Undetected defects or bugs may lead to negative online reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Moreover, we may offer stock rotation rights to our distributors. If we experience greater returns from retailers or end customers, or greater warranty claims, in excess of our reserves, our business, revenue and results of operations could be harmed.

Security vulnerabilities in our or our service providers' products, services and systems, in our distribution channel, or supply chain could lead to reduced revenues and claims against us.
The quality and performance of some of our products and services may depend upon their ability to withstand cyber-attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Because we use our products in our own operations, any security vulnerabilities in our products could be disruptive to our business and harm our reputation. Some of our products and services also involve the storage and transmission of end users’ personally identifiable and proprietary information which may be the target of cyber-attacks. Hardware and software that we produce or procure from third parties also may contain manufacturing or design defects, including bugs and other problems, which could compromise their ability to withstand cyber-attacks. In addition, end users not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business. Even when we prioritize a security vulnerability, it could take time for us to develop a remedy and the remedy may ultimately be insufficient to fully fix the issue. Security vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if end users have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise end users’ systems, or if a previously patched vulnerability is inadvertently reintroduced during future development. Furthermore, the emergence and maturation of AI capabilities designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence, and the utilization of these techniques by attackers, has led to new and more effective methods of cyber-attacks.

Additionally, our sales to end users through our webstores have increased, which may expose us to liabilities associated with the online collection of customer data, including credit card information, and the costs we may incur to mitigate such risks. In addition, certain of our security products require us to collect video, images, sensor and location data as well as audio recordings of telephone calls and personally identifiable information such as names, addresses and phone numbers. Such webstore sales and personal data collection require us to transmit this confidential information securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we, our service providers and third parties whose systems are interconnected with ours have security measures related to our systems and the privacy of our end customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information and/or disrupt our operations. Any security breach could also expose us and our service providers to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations. In addition, state and federal laws and regulations are increasingly enacted to protect customers against identity theft. These laws and regulations will likely increase the costs of doing business and if we or our service providers fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations. For additional information regarding the impact of privacy regulations applicable to our business, see “—Risks Related to Regulatory, Legal and Tax Matters — Our failure to comply with U.S. and foreign laws related to privacy, data security, cybersecurity and data protection, such as the General Data Protection Regulations and China Cybersecurity Law, could adversely affect our financial condition, results of operations, and our brand.”

We and certain of our vendors and third parties whose systems are interconnected with ours have experienced cyber-attacks in the past, and we, our vendors, suppliers, distributors and other commercial partners may experience cyber-attacks in the future. As a result, unauthorized parties have obtained, and may in the future obtain, access to our systems, our confidential business information and data and may have obtained, and may in the future obtain, our end users’ or commercial customers’ data. Our security measures have in the past, and may in the future, be breached due to human error, malfeasance, or otherwise. Third parties may also attempt to induce employees, users, or customers or those of our vendors to disclose sensitive information in order to gain access to our data or our end users’ or commercial customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, costly and time-intensive notice requirements or other remediation efforts, damage to our reputation, and a loss of confidence in the security of our products and services. Any such breach or unauthorized access could also lead customers to stop using our products and services, deter new customers from using our products and services, and otherwise negatively impact our ability to grow and operate our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
Maintaining and enhancing our brand is critical to expanding our base of distributors and end users. Maintaining and enhancing our brand will depend largely on our ability to continue to develop and provide products and solutions that address the price performance characteristics sought by our customers and the end users of our products and services, particularly in developing markets which comprise a significant part of our business. If we fail to promote, maintain and protect our brand successfully, our ability to sustain and expand our business and enter new markets will suffer.

We may fail to effectively manage the challenges associated with our growth.
Over the past several years we have expanded, and continue to expand, our product offerings, the number of business partners we engage with, the number of customers we sell to, our transaction volumes, the number and type of our facilities, and the number of contract manufacturers that we utilize to produce our products. Failure to effectively manage the increased complexity associated with this expansion, particularly in light of our lean management structure, would make it difficult to conduct our business, fulfill customer orders, and pursue our strategies. We may also need to increase costs to add personnel, upgrade or replace our existing reporting systems, as well as improve our business processes and controls as a result of this expansion. If we fail to effectively manage any of these challenges, we could suffer inefficiencies, errors and disruptions in our business, which in turn would adversely affect our results of operations.

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
We use components that are subject to price fluctuations, shortages or interruptions of supply. The cost, quality and availability of these components are essential to the production and sale of all of our products. Disruptions in the supply of components could delay or disrupt the supply of our products, increase our costs and affect our business, results of operations and financial condition. For example, in 2020 and through most of 2023, we experienced reduced availability of components used to manufacture our products, especially the chipsets, which impacted our ability and costs to manufacture our products. These supply shortages resulted in increased component delivery lead times and increased costs to obtain components, particularly chipsets, and resulted in delays in product production. We do not stockpile sufficient components, particularly the chipsets, to cover the time it would take to re-engineer our products to replace the components used to manufacture our products. If there are shortages of chipsets or other components used to manufacture our products, there are many companies seeking to purchase the same components, many of which have greater resources and larger market share than we have, which may limit the effectiveness of our efforts to minimize the potential adverse impacts of such supply shortages. There is also no assurance that we will be able to obtain sufficient chipsets or other components on acceptable terms, if at all, which could delay or disrupt the supply of our products and affect our business, results of operations and financial condition.

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

General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect accounts receivable and recognize revenue.
The global macroeconomic environment has been challenging and inconsistent caused by inflation, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy and global trade policies, and the instability in the geopolitical environment in many parts of the world.

Inflation in the United States and the other countries that we operate has remained volatile and has shown recent signs of acceleration. Rising inflation could have an adverse impact on our expenses. Our costs are subject to fluctuations, including due to the costs of raw materials, labor, tariffs, transportation and energy. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or financial conditions. These risks may be exacerbated by changes in global tariff policies and escalating global trade tensions, which pose uncertainties for supply chains, material costs and customer demand.

Unfavorable macroeconomic conditions, such as a recession, increasing tariffs, uncertainty over global trade policies, or continued slowed economic growth, may negatively affect demand for our products and exacerbate some of the other risks that affect our business, results of operations and financial condition. Factors affecting the level of customer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as customer confidence, the availability and cost of customer credit, levels of unemployment and tax rates. A tighter credit market for customer, business, and service provider spending may have several adverse effects, including reduced demand for our products, increased price competition or deferment of purchases and orders by our customers. If global economic conditions are volatile or if economic conditions deteriorate, the customer demand for our products may not reach our sales targets. Additional effects of unfavorable macroeconomic conditions may include increased demand for customer finance, difficulties in collection of accounts receivable, higher overhead costs as a percentage of revenue and higher interest expense, risk of supply constraints, risk of excess and obsolete inventories, risk of excess facilities and manufacturing capacity and increased risk of counterparty failures. Our sensitivity to economic cycles and any related fluctuation in customer demand could adversely affect our business, financial condition and results of operations.

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
We believe that we must continually develop and introduce new products, enhance our existing products, effectively stimulate customer demand for new and upgraded products, and successfully manage the transition to these new and upgraded products to maintain or increase our revenue. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and customer acceptance, the effective forecasting and management of product demand, purchase commitments, inventory levels and vendor deposit levels, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Therefore, we may not correctly determine in advance the ultimate effect of new product introductions and transitions. Additionally, if the assumptions on which we based our forecasts and management of product demand, purchase commitments, inventory levels or vendor deposit levels turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory, increase the vendor deposit levels, or not fully utilize firm purchase commitments.

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

Our growth depends in part on the success of our strategic relationships with third parties and our ability to integrate with third-party applications and software.
We believe that the success of our business depends, in part, on our ability to integrate with third party data, software and other functionalities into our products and services, and we anticipate that the growth of our business will continue to depend on these third-party relationships, including with payment processors, telecommunication providers, cloud storage providers, technology licensors, cybersecurity providers, monitoring centers, and other technology partners. Integrating third-party content, data and technology requires significant time and resources, and, in certain circumstances, third-party providers could alter the terms of their agreement or terminate their relationships with us, compete directly against us, partner with our competitors or make material changes to their businesses, solutions or services that could harm our business. We may also be adversely affected by features, changes or alterations to for the underlying technologies developed by third parties, or we may fail to maintain our relationship with certain third parties which could hinder our ability to integrate with, or transfer data from, their offerings into our platform. Third parties also may refuse to partner with us or choose to limit or restrict our access to their offerings. If we cannot continue integrating existing, or fail to integrate new, third-party offerings and technologies into our platform and solutions, then we may lose existing customers to competitors or be unable to successfully compete for new business opportunities. In addition, if we lose access to certain solutions or capabilities from a particular partner or experience a significant reduction or disruption in the supply of such solutions or capabilities, then our business and operating results could be adversely impacted.

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
Our success depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing customer demands in a timely manner. All of our products are subject to changing preferences that cannot be predicted with certainty and lead times for our products may make it more difficult for us to respond rapidly to new or changing product or customer preferences. If we are unable to introduce appealing new products or novel technologies in a timely manner, or our new products or technologies are not accepted or adopted by customers, our competitors may increase their market share, which could hurt our competitive position. It is also possible that competitors could introduce new products and services that negatively impact customer preference in the type of products that we supply, which could result in decreased sales of our product and a loss in market share. We may not be able to achieve an acceptable return, if any, on our research and development efforts and the introduction of new products into our portfolio, and our business, results of operations, liquidity and financial condition may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.

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

Our reputation and/or business could be negatively impacted by sustainability matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning sustainability matters, both in the United States and internationally. Sustainability-related initiatives, goals, and/or commitments such as those regarding environmental matters, responsible sourcing and social investments, and other matters, could be difficult to achieve and costly to implement. The achievement of any goals that we may announce may rely on the accuracy of our estimates and assumptions supporting those goals. We could fail to achieve, or be perceived to fail to achieve, sustainability-related initiatives, goals or commitments that we might set, and the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them may not be acceptable to the regulators or stakeholders, including our shareholders. Our actual or perceived failure to adopt or achieve any sustainability-related initiatives, goals, or commitments that we make could negatively impact our reputation or otherwise materially harm our business. At the same time, “anti-ESG” sentiment has recently gained momentum with a number of stakeholders, government entities, regulators and lawmakers. The proposal or enactment of anti-ESG legislation, regulation, policies and enforcement priorities may result in increased scrutiny, reputational risk, lawsuits or market access restrictions.

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
•stringent customer protection and product compliance regulations that are costly to comply with and may vary from country to country;
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

Geopolitical uncertainties and events could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers, manufacturing vendors and customers, including our distributors and other channel partners. For example, ongoing tensions between the U.S., China and other countries have resulted in, and may result in the future, further changes in laws or regulations that will affect our ability and/or increase our costs to manufacture and sell our products. Recently, the U.S. government has altered its approach to international trade policy and in some case renegotiated, or potentially terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The current U.S. administration has imposed significant increases to tariffs on goods imported into the U.S., including from China and Vietnam, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture additional countries, types of goods and bases for such tariffs. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. While the U.S. administration has negotiated tariff rates with several countries, the negotiation with many countries is ongoing. Due to the numerous actions by the current U.S. administration, the overall determination of duties on imports has become complex. Further, recent judicial rulings have introduced significant additional uncertainty regarding the legal basis for U.S. tariff policy. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) but did not address potential refunds for tariffs paid under

IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced certain new tariffs in addition to existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs.

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

The progress and continuation of trade negotiations between the U.S., China, Vietnam and other countries continues to be uncertain. Trade tensions have intensified and could continue to intensify, or new trade disputes could arise, in the future, which could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and the results of operations. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs and trade restrictions or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs, quotas, duties, taxes or trade barriers by the U.S., China, Vietnam or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.

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
We receive a substantial majority of our revenues from the sale of enterprise WLAN and outdoor wireless networking equipment. As we expand into other products and services, such as video surveillance equipment, voice communication equipment, alarm monitoring, security access equipment, wireless backhaul, customer electronics, and Software-as-a-Service, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins that we expect, our results of operations may be harmed and we may not recover our product development and marketing expenditures.

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
Subject to the limits contained in the 2026 Credit Agreement (as defined in Note 8, Debt of the Notes to our Consolidated Financial Statements) that governs the 2026 Revolving Facility, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt level could increase. Specifically, our debt level could impair our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes. In the future we may need to raise additional capital to finance our payment of dividends or repurchase shares of our common stock and fund our growth and operational goals. If additional financing is not available when required or on acceptable terms, we may not be able to pay dividends, repurchase shares of common stock, expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our products.

In addition, any potential debt level increases could have other important consequences, including:

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
•limiting our ability to borrow additional funds or to refinance debt; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged or have access to more capital.

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

As of August 21, 2026, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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
Our quarterly results of operations fluctuate significantly due to a variety of factors, many of which are outside of our control and are difficult or impossible to predict. We expect our results of operations will continue to fluctuate. You should not rely on our past results as an indication of our future performance. If our revenues or results of operations fall below the expectations of investors or securities analysts, or below any estimates we may provide to the market, the price of our common stock would likely decline substantially, which could have a material adverse impact on investor confidence and employee retention. Our common stock has experienced substantial price volatility since our initial public offering. In addition, because a substantial majority of our outstanding common stock is held by our Chief Executive Officer, our public float is relatively limited, which may contribute to greater volatility in the trading price of our common stock compared to other companies with a market capitalization similar to ours. Finally, the stock market as a whole has experienced major price and volume fluctuations that have affected the stock price of many technology companies in ways that may have been unrelated to these companies’ operating performance.

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
A substantial portion of our sales are into countries outside of the United States. Sales of our products into certain countries are restricted or prohibited under U.S. export control and economic sanctions laws. In addition, certain of our products incorporate encryption components that are subject to export control regulations.

In May 2011, we filed a self-disclosure statement with the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”)relating a review conducted by us regarding certain export transactions from 2008 through March 2011 in which products may have been later sold into Iran by third parties. In June 2011, we also filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) regarding these compliance issues. We resolved the matters described in our self-disclosures with the BIS and OFAC, and have taken significant steps towards ensuring our compliance with export control regulations and embargoes. It is, however, possible that violations may occur in the future. If violations should occur in the future, the response of regulators may be more severe in light of prior compliance concerns.

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

Our failure to comply with U.S. and foreign laws related to privacy, data security, data access, cybersecurity and data protection, such as the General Data Protection Regulation and China Cybersecurity Law, could adversely affect our financial condition, results of operations, and our brand.
We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data security, data access, cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us and our business, including our webstore sales, are often uncertain and may be conflicting, particularly with respect to foreign laws.

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

For example, in April 2016, the E.U. Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. As another example, in November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. More recently, the Personal Information Security Specification went into effect in October 2020, which has broad but uncertain applications and imposes a number of new privacy and data security obligations. China has also implemented legislation on the protection of privacy and personal data, including a Personal Information Protection Law and a Data Security Law, each of which went into effect in September 2021 and may impose new obligations on us.

Additionally, California enacted the California Consumer Privacy Act, as amended (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California customers, and afford such customers new abilities to opt-out of certain sales of personal information. The CCPA took effect on January 1, 2020 with the privacy provisions enforceable by the California Attorney General as of July 1, 2020, and the regulations becoming enforceable as of August 1, 2020. The CCPA was significantly expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) became effective. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. For example, states such as Alabama, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oklahoma, Oregon, Rhode Island, Tennessee, Texas, Virginia, Vermont and Utah have enacted their own data privacy laws. Given the recent implementation of these regulations, we cannot yet predict the impact of these regulations on our business or operations.

We strive to comply with all applicable laws, policies and legal obligations relating to privacy, data security, data access, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, additional reporting requirements and/or oversight, bans or restrictions on processing personal data, orders to destroy or not use personal data, loss of customers, interruptions or stoppages in our business operations, inability to process personal data or operate in certain jurisdictions, limited ability to develop or commercialize our products and services, expenditure of time and resources to defend against claims or inquiries, changes to our business model or operation, or negative publicity, and could have an adverse effect on our brand, results of operations and financial condition.

Governments are continuing to focus on privacy, data security, data access, cybersecurity and data protection and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our employees’ and users’ data could require us to modify our business, services and products features, possibly in a material manner, and may limit our ability to develop new products, services, and features. For example, the E.U. Data Act, which became effective in late 2025, imposes requirements relating to access to and use of data generated by connected products and related services, which may require us to modify our products, services, contracts or data practices and could increase our compliance costs. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

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
The vast majority of our products operate in unlicensed radio frequency (“RF”) spectrum, which is used by a wide range of devices such as cordless phones, baby monitors, and microwave ovens, and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of electronics and products competitive with ours, and others, the resultant higher levels of clutter and interference in the frequency bands used by our products could decrease the usage of our products. Our business could be further harmed if currently unlicensed RF spectrum becomes subject to licensing in the United States or elsewhere. Network operators and service providers that use our products may be unable to obtain licenses for RF spectrum at reasonable prices or at all. Even if the unlicensed spectrum remains unlicensed, existing and new government regulations may require we make changes in our products. For example, to provide products for network operators and service providers who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed RF spectrum. The operation of our products by network operators or service providers in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation. In addition, if new spectrums, either licensed or unlicensed, are made available by government regulatory agencies for broadband wireless communication that may disrupt the competitive landscape of our industry and impact our business.

We could be adversely affected by unfavorable results in litigation.
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings. These matters may relate to contractual disputes, including disputes regarding limitations of liability clauses and liability disclaimers contained within our contracts with end users, customer claims, including claims relating to pricing, tariffs or other changes, intellectual property rights, employment matters, regulatory compliance matters, and securities class-actions. We may also become involved in other litigation matters relating to various claims that arise in the normal course of business and otherwise. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards or proof, and extraneous factors. Any such proceedings or matters may adversely affect how we operate the business, divert the attention of management from the operation of the business and have an adverse effect on our reputation. In addition, management may not adequately reserve for a contingent liability, or we may suffer unforeseen liabilities, which could result in additional costs and adversely affect our results of operations. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could be adversely affected.

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
Our commercial customers, end users, service providers and other parties may expect us to indemnify them for losses incurred in connection with our products, including as a result of intellectual property infringement, defective products, systems failures, and security vulnerabilities, even if our agreements with them do not require us to provide this indemnification. In some instances, we may decide to defend and indemnify them, irrespective of whether we believe that we have an obligation to do so. The expenses associated with providing indemnification can be substantial. We may also reject demands for indemnification, which may lead to disputes with a customer or other party and may negatively impact our relationships with them.

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

The legislative bodies in many jurisdictions regularly consider proposed legislation that, if adopted, could affect our tax rate in such jurisdictions, and the carrying value of our deferred tax assets or our tax liabilities. Multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Cooperation and Development to address base erosion and profit shifting, including a Pillar Two framework that imposes a minimum tax rate of 15% in each taxing jurisdiction for multinational enterprises, and additional amendments or guidance regarding comprehensive U.S. tax reform, among other things, may change certain U.S. tax rules impacting the way U.S. multinationals are taxed, increase tax uncertainty and adversely impact our provision for income taxes.

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

We have engaged an outside consultant that assists in our efforts to prevent threats toward our Information Systems. This consultant monitors data feeds from certain of our key Information Systems. The consultant notifies and works with the Company to investigate and resolve any potential cybersecurity threats identified.

Internally, to help manage risk from potential cybersecurity threats, we require our employees to participate in mandatory cybersecurity training courses provided by a third-party specialist which focuses on building awareness of common tactics by threat actors, such as phishing. This training is provided on an annual basis.

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

We and certain of our vendors have experienced cyber-attacks in the past and may experience cyber-attacks in the future. For example, as previously disclosed, we became aware in January 2021 that certain of our information technology systems hosted by a third-party cloud provider were improperly accessed and certain of our source code and the credentials used to access the information technology systems themselves had been compromised. We received a threat to publicly release these materials unless we made a payment, which we did not do. As a result, it is possible that the source code and other information could be publicly disclosed or made available to our competitors. Due to the nature of the source code and the other information that we believe was improperly accessed, we at this time do not believe that any public disclosure will have a material adverse effect on our business or operations, but it is impossible to gauge the precise impact of any such disclosure.

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

Below are our material locations as of June 30, 2026, all of which we lease.

Location	Sq. Ft	Lease expiration	Purpose
New York	6,500	9/30/2027	Corporate Office
Taiwan	419,000	11/30/2036	R&D and Administration
Czech Republic	80,000	3/31/2029	Warehouse and R&D
Utah	53,000	6/30/2028	Warehouse and R&D
Utah	87,000	10/31/2028	Warehouse
China	126,000	6/30/2028	R&D and Administration
Netherlands	149,000	5/31/2036	Warehouse
Memphis	161,000	8/31/2031	Warehouse
Chicago	31,000	7/31/2031	Corporate Office & R&D
Latvia	35,000	12/31/2029	R&D
Portland	19,000	3/31/2032	R&D

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies in the Notes to Consolidated Financial Statements included under Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of August 20, 2026, there were six record holders of our common stock, which is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "UI". Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return for our common stock from July 1, 2021 to June 30, 2026, with the comparable cumulative return the NYSE Composite Index and the S&P Computer & Retail Index. The graph assumes that $100 was invested on July 1, 2021 in our common stock, the NYSE Composite Index and the S&P Computer & Electronics Retail Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ubiquiti Inc., the NYSE Composite Index and the S&P 500 Computer & Electronics Retail Index

$300
$250
$200
$150
$100
$50
$0
Index Value
6/21
6/22
6/23
6/24
6/25
6/26
Period Ending
Ubiquiti Inc.
NYSE Composite
S&P 500 Computer & Electronic Retail

*$100 invested on July 1, 2021 in stock or index, including reinvestments of dividends.

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company's share repurchase program and the activity under the available share purchase program during the three months ended June 30, 2026 ( in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$500
May 1 - May 31	—	$—	—	$500
June 1 - June 30	—	$—	—	$500
Total	—	$—	—	$500

(1) On August 21, 2025, the Company's Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of common stock through the expiration of the program on September 30, 2026. On August 20, 2026, the Company's Board of Directors extended the expiration date of the 2025 August Program to September 30, 2027.

There was no common stock repurchase activity under the 2025 August Program during the three months and the year ended June 30, 2026.

Dividends

The following tables provide information with respect to the Company’s cash dividends declared and frequency of payments during fiscal year ended June 30, 2026 and 2025:

Year ended June 30, 2026
	Q1	Q2	Q3	Q4
Dividends declared date	August 22, 2025	November 5, 2025	February 6, 2026	May 8, 2026
Dividends payment date	September 8, 2025	November 24, 2025	February 23, 2026	May 26, 2026
Cash dividend paid per common stock	$0.80	$0.80	$0.80	$0.80

Year ended June 30, 2025
	Q1	Q2	Q3	Q4
Dividends declared date	August 23, 2024	November 8, 2024	February 4, 2025	May 6, 2025
Dividends payment date	September 9, 2024	November 25, 2024	February 24, 2025	May 27, 2025
Cash dividend paid per common stock	$0.60	$0.60	$0.60	$0.60

On August 21, 2026, the Company announced that the Board declared a cash dividend of $1.00 per share payable on September 8, 2026 to shareholders of record at the close of business on August 31, 2026. The Company intends to pay regular quarterly cash dividends of at least $1.00 per share during each remaining quarter of fiscal 2027, however any future dividends will be subject to the approval of the Board. In determining whether to approve future dividends, the Board will take into account such matters as our financial position and results of operations, available cash and cash flow, capital requirements, growth opportunities, applicable corporate legal requirements, and other factors deemed relevant.

Unregistered Securities Sold During fiscal 2026

We did not sell any unregistered securities during fiscal 2026.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop technology platforms for high-capacity distributed internet access, unified information for secure and easily managed network infrastructure, connected sensors, cameras, access devices, appliances and other endpoint devices for enterprises, industrial and service-provider environments. We categorize our solutions into two main categories: high performance networking technology for enterprises and service providers. We target the enterprise and service provider markets through our highly engaged community of service providers, distributors, value added resellers, webstores, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community.

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

We offer a broad and expanding portfolio of networking products and solutions for operator-owners of wireless internet services (“WISPs”), enterprises and smart homes. Our operator-owner service-provider-product platforms provide carrier-class network infrastructure for fixed wireless broadband, wireless backhaul systems and routing and the related software for WISPs to easily control, track and bill their customers. Our enterprise product platforms provide wireless LAN (“WLAN”) infrastructure, video surveillance products, switching and routing solutions, security gateways, door access systems, and other complementary WLAN products along with a unique software platform, which enables users to control their network from one simple, easy to use software interface. We believe that our products are differentiated due to our proprietary software, firmware expertise, and hardware design capabilities.

We distribute our products through a worldwide network of over 100 distributors and online retailers and direct to customers through our webstores.

Tariff and Trade Tensions – The U.S. government issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other countries, including Vietnam. The U.S. government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. Further, recent judicial rulings have nullified certain tariffs imposed by the Trump administration. In addition, the U.S. government continues to impose new tariffs and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The magnitude and scope of the recent changes have increased our product costs. For so long as such tariffs are in effect, we expect such tariffs and related trade policy uncertainty will continue to affect our product costs, operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

Supply Constraints and Risks – We have experienced in the past, and are currently experiencing volatility in the supply of components used to manufacture our products. This volatility has resulted in supply constraints and corresponding increases in component delivery lead times and costs to obtain components, and resulted in delays in product production. Our efforts to mitigate these supply constraints have included, for example, increasing our inventory build in an attempt to secure supply and meet customer demand, paying higher component and shipping costs to secure supply and modifying our product designs to leverage alternate suppliers. Although these mitigation efforts are intended to optimize our access to the components required to meet customer demand for our products, we have limited visibility into future sales, which makes it difficult to forecast our future results of operations. These mitigation efforts have caused our inventory and vendor deposit balances to increase in the past, and they may cause such increases in the future. These mitigation efforts therefore significantly increase the risks of future material excess, obsolete inventory and related losses. We believe that we have taken the right actions to mitigate these supply constraints; however, we recognize the associated risks.

Russia-Ukraine Military Conflict - We are monitoring the ongoing military conflict between Russia and Ukraine, associated tensions in surrounding countries, and associated economic sanctions. While the impact on our operations in Ukraine and its surrounding countries has not been material to our business or results of operations as of the date hereof, the full impact of the military conflict on our business and results of operations remains uncertain. The extent to which the conflict may impact our business or results of operations in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, as well as its impact on surrounding countries, including its impact on our operations in Ukraine and its surrounding countries, and its impact on global supply chains. Refer to “Part I – Item IA. Risk Factors” for a discussion of these factors and other risks.

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

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding the segment can be found in Note 14, "Segment Information, Revenues by Geography and Significant Customers," to our Consolidated Financial Statements. Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our revenues to this implied PCS.

We classify our revenues into two primary product categories: Enterprise Technology and Service Provider Technology.

•Enterprise Technology includes our UniFi platforms, including UniFi Cloud Gateways, UniFi WiFi, UniFi Switches, UniFi Protect, UniFi Access and UniFi Talk.

•Service Provider Technology includes our airMAX, UFiber, Wave, GPON and airFiber platforms, as well as embedded radio products and other 802.11 standard products including base stations, radios, backhaul equipment and customer premise equipment (“CPE”)

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 55% and 56% of our revenues during the years ended June 30, 2026 and 2025, respectively. Webstore sales accounted for 45% and 44% of our revenues during the years ended June 30, 2026 and 2025, respectively.

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

We currently operate warehouses located in the U.S., Europe and Asia Pacific. In addition, we outsource other logistics warehousing and order fulfillment functions located in Vietnam, Panama and to a lesser extent in other countries. We also evaluate and utilize other vendors for various portions of our supply chain from time to time. Our operations organization consists of employees and consultants engaged in the management of our contract manufacturers, new product introduction activities, logistical support and engineering.

Gross Profit

Our gross profit has been, and may in the future be, influenced by several factors including changes in product mix, target end markets for our products, channel inventory levels, tariffs, and trade disputes pricing due to competitive pressure, production costs and global demand for electronic components. Although we procure and sell our products mostly in U.S. dollars, our contract manufacturers incur many costs, including labor costs, in other currencies. To the extent that the exchange rates move unfavorably for our contract manufacturers, they may try to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Recent changes in U.S. trade policy have resulted in significant tariffs on imports from China, and tariffs on most imports from other countries, including Vietnam. The U.S government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions. In addition, the U.S. government has recently and may in the future propose and implement additional changes to international trade agreements and tariffs. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins. The recent changes have increased and we expect will continue to significantly increase our product costs. For so long as such tariffs are in effect, we expect such tariffs, and related trade policy uncertainty will continue to affect our operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part I — Item 1A. Risk Factors — Risks Related to Our International Operations — Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

Operating Expenses

We classify our operating expenses as research and development and sales, general and administrative expenses.

•Research and development expenses consist primarily of salary and benefit expenses, including share-based compensation, for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, licensed or purchased intellectual property and facilities. Over time, we expect our research and development costs to increase as we continue making significant investments in developing new products in addition to new versions of our existing products.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations and comprehensive income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets.
Results of Operations

Comparison of Years Ended June 30, 2026 and 2025

	Year ended June 30,
	2026		2025
	(In thousands, except percentages)
Revenues	$3,274,162	100%	$2,573,545	100%
Cost of revenues (1)	1,762,788	54%	1,456,094	57%
Gross profit	1,511,374	46%	1,117,451	43%
Operating expenses:
Research and development (1)	204,166	6%	169,672	7%
Sales, general and administrative (1)	121,766	4%	111,499	4%
Total operating expenses	325,932	10%	281,171	11%
Income from operations	1,185,442	36%	836,280	32%
Interest expense and other, net	2,367	—%	30,628	1%
Income before income taxes	1,183,075	36%	805,652	31%
Provision for income taxes	222,772	7%	93,730	4%
Net income	$960,303	29%	$711,922	27%

(1) Includes share-based compensation as follows:
Cost of revenues	$277		$238
Research and development	5,078		5,238
Sales, general and administrative	2,089		1,732
Total share-based compensation	$7,444		$7,208

Revenues

Total revenues increased $700.6 million, or 27%, from $2,573.5 million in fiscal 2025 to $3,274.2 million in fiscal 2026. The increase in revenue was driven by an increase in revenue from our Enterprise Technology platform offset in part by a decrease in revenue from our Service Provider Technology platform. We experienced an increase in both direct sales through our webstores as well as sales through distributors during fiscal year ended June 30, 2026 as compared to fiscal 2025.

Revenues by Product Type

	Year ended June 30,
	2026		2025
	(in thousands, except percentages)
Enterprise Technology	$2,972,302	91%	$2,254,254	88%
Service Provider Technology	301,860	9%	319,291	12%
Total revenues	$3,274,162	100%	$2,573,545	100%

Enterprise Technology revenues increased $718.0 million, or 32%, from $2,254.3 million in fiscal 2025 to $2,972.3 million in fiscal 2026, primarily due to increase in revenue from our Enterprise Technology platform in all regions.

Service Provider Technology revenues decreased $17.4 million, or 5%, from $319.3 million in fiscal 2025 to $301.9 million in fiscal 2026, primarily due to decrease in revenue in our Service Provider Technology platform across all regions except North America and Asia Pacific.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for fiscal 2026 and fiscal 2025:

	Year ended June 30,
	2026		2025
	(in thousands, except percentages)
North America (1)	$1,743,978	53%	$1,295,515	50%
Europe, the Middle East and Africa	1,179,174	36%	999,384	39%
Asia Pacific	220,205	7%	168,843	7%
South America	130,805	4%	109,803	4%
Total revenues	$3,274,162	100%	$2,573,545	100%
 (1) Revenue for the United States was $1,569.0 and $1,193.3 in fiscal 2026 and fiscal 2025, respectively.

North America

Revenues in North America increased $448.5 million, or 35%, from $1,295.5 million in fiscal 2025 to $1,744.0 million in fiscal 2026. The year-over-year increase was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

Europe, the Middle East, and Africa (“EMEA”)

Revenues in EMEA increased $179.8 million, or 18%, from $999.4 million in fiscal 2025 to $1179.2 million in fiscal 2026. The year-over-year increase was due to increased revenue from our Enterprise Technology products, offset in part by a decline in revenues from our Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased $51.4 million, or 30%, from $168.8 million in fiscal 2025 to $220.2 million in fiscal 2026. The year-over-year increase was due to increased revenue from both our Enterprise Technology products and our Service Provider Technology products.

South America

Revenues in South America increased $21.0 million, or 19%, from $109.8 million in fiscal 2025 to $130.8 million in fiscal 2026. The year-over-year increase was due to increased revenue from our Enterprise Technology products, offset in part by a decline in revenues from our Service Provider Technology products.

Gross Profit Margin - Gross Profit as a percentage of Revenue

Gross profit margin increased to 46% in fiscal 2026 from 43% in fiscal 2025. The increase in gross profit margin for fiscal 2026 as compared to fiscal 2025 was primarily driven by favorable product mix, and lower other indirect costs, offset in part by higher tariff costs.

Operating Expenses

Research and Development

R&D expenses increased $34.5 million, or 20%, from $169.7 million in fiscal 2025 to $204.2 million in fiscal 2026. As a percentage of revenues, R&D expenses decreased from 7% in fiscal 2025 to 6% in fiscal 2026. The increase in R&D expenses for fiscal 2026 compared to fiscal 2025 was primarily driven by higher employee-related expenses, prototype-related expenses, facility costs and software expenses, offset in part by lower depreciation.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased $10.3 million, or 9%, from $111.5 million in fiscal 2025 to $121.8 million in fiscal 2026. As a percentage of revenues, SG&A expenses remained consistent at 4% for both fiscal 2025 and 2026. The increase in SG&A costs for fiscal 2026 compared to fiscal 2025 was primarily attributable to higher credit card processing fees associated with incremental webstore sales, higher professional fees, marketing expenses, employee-related expenses and software expenses, offset by lower reserves taken against accounts receivables.

Interest Expense and Other, net

Interest expense and other, net ("I&O") expenses decreased $28.3 million, or 92%, from $30.6 million in fiscal 2025 to $2.4 million in fiscal 2026. The decline in I&O expense for fiscal 2026 compared to fiscal 2025 was primarily driven by lower interest expense driven by a decrease in outstanding debt, lower interest rates and higher interest income on invested cash, offset in part by higher foreign exchange losses.

Provision for Income Taxes

Our provision for income taxes increased by 138% from $93.7 million for fiscal 2025 to $222.8 million for fiscal 2026. Our effective tax rate increased to 18.8% in fiscal 2026 as compared to 11.6% for fiscal 2025. During the fourth quarter of fiscal 2025, the Company transferred certain intangible properties held by our foreign subsidiaries to the U.S. A corresponding amount of $53.7 million of R&D expenditures was recognized as a U.S. deferred tax asset and, pursuant to GAAP, immediately recognized in the fourth quarter of fiscal 2025. The change in effective tax rates for fiscal 2026 as compared to fiscal 2025 was primarily driven by a one-time deferred tax benefit of $53.7 million arising from this transaction and changes in the mix of the income earned in various tax jurisdictions.

Comparison of Year Ended June 30, 2025 and 2024

Pursuant to Regulation S-K Item 303, a detailed review of our fiscal 2025 performance compared to our fiscal 2024 performance is incorporated by reference from Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” filed with the SEC on August 22, 2025.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents, short term investments, cash generated by operations and the availability of additional funds under the 2026 Revolving Facility (as defined below). The following summarizes our cash and cash equivalents and investments (in thousands):

	Year ended June 30,
	2026	2025
Cash and cash equivalents	$522,579	$149,727
Investments — short-term	88,620	—
Total	$611,199	$149,727

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands):

	Year ended June 30,
	2026	2025
Net cash provided by operating activities	$928,682	$640,027
Net cash used in investing activities	(109,072)	(12,586)
Net cash used in financing activities	(446,758)	(604,056)
Net increase in cash and cash equivalents	$372,852	$23,385

Cash Flows from Operating Activities

For fiscal 2026, the net cash provided by operating activities was $928.7 million, primarily due to net income of $960.3 million, and the benefit of an increase in accounts payable and accrued liabilities of $172.1 million and non-cash adjustments of $1.9 million. These cash inflows were partially offset by net cash outflows arising from other changes in operating assets and liabilities of $205.6 million. This net change in operating assets and liabilities consisted primarily of a $109.5 million increase in inventories, a $57.2 million increase in accounts receivable, a $29.5 million increase in vendor deposits, a $13.0 million increase in prepaid expenses and other assets, and a $30.7 million decrease in income taxes payable, partially offset by a $34.2 million increase in deferred revenues.

For fiscal 2025 the net cash provided by operating activities was $640.0 million, primarily due to net income of $711.9 million, and the benefit of decreasing vendor deposits of $64.2 million. These cash inflows were partially offset by net cash outflows arising from other changes in operating assets and liabilities of $123.5 million and non-cash adjustments of $12.5 million. This net change in operating assets and liabilities consisted primarily of a $219.9 million increase in inventories, an $86.9 million increase in accounts receivable, a $16.3 million increase in prepaid expenses and other assets, a $10.8 million decrease in income taxes payable, partially offset by a $180.3 million increase in accounts payable and accrued liabilities and $30.1 million increase in deferred revenues.

Cash Flows from Investing Activities

We used $109.1 million of cash in investing activities during fiscal 2026. Our investing activities consisted primarily of $89.4 million of net purchase of available for sale securities and $19.7 million of capital expenditures.

We used $12.6 million of cash in investing activities during fiscal 2025. Our investing activities consisted primarily of $12.6 million of capital expenditures.

Cash Flows from Financing Activities

We used $446.8 million of cash in financing activities during fiscal 2026, which primarily consisted of repayments of debt and payment of common stock dividends. During fiscal 2026, we repaid $250.0 million on our Term Loan Facility (as defined in Note 8, Debt of the Notes to our Consolidated Financial Statements), and paid $193.6 million for dividends on our common stock. See Note 8 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities (as defined in Note 8, Debt of the Notes to our Consolidated Financial Statements).

We used $604.1 million of cash in financing activities during fiscal 2025, which primarily consisted of repayments of debt and payment of common stock dividends. During fiscal 2025, we repaid $175.0 million on our Revolving Facility (as defined in Note 8, Debt of the Notes to our Consolidated Financial Statements), net of borrowings, $283.1 million on our Term Loan Facility, and paid $145.2 million for dividends on our common stock. See Note 8 – Debt of the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding the Facilities.

Liquidity

We believe our existing cash and cash equivalents, short term investments in addition to the ability to draw cash under the 2026 Revolving Facility, if needed, will be sufficient to meet our near-term working capital requirements, pay quarterly dividends, make repurchases of our common stock and meet capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the 2026 Revolving Facility or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility may contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks, refer to “Part I - Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition” and “Part I - Item 1A. Risk Factors – Risks Related to Our Business and Industry – General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect accounts receivable and recognize revenue,” for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global economic and geopolitical situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

Warranties and Indemnifications

We offer warranties on certain products generally for a period of one to two years, from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s ("FASB's"), Accounting Standards Codification ("ASC"), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

We have entered and may in the future enter into standard indemnification agreements with certain distributors as well as other business partners in the ordinary course of business. These agreements may include provisions for indemnifying the distributor, original equipment manufacturer or other business partner against any claim brought by a third-party to the extent any such claim alleges that a Ubiquiti product infringes a patent, copyright or trademark or violates any other proprietary rights of that third-party. The maximum amount of potential future indemnification is unlimited. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2026 or 2025.

Based upon our historical experience and information known as of the date of this Annual Report on Form 10-K, we do not believe it is likely that we will have material liability for the above indemnities as of June 30, 2026.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under credit facilities.

Repayment of Credit Facilities and Entry into 2026 Credit Agreement

On February 27, 2026, we fully repaid all amounts outstanding under the Term Loan Facility. The Facilities were scheduled to mature on March 30, 2026. There were no amounts outstanding under the Revolving Facility at maturity. On May 7, 2026, the Company, as borrower and certain domestic subsidiaries, as guarantors, entered into the 2026 Credit Agreement with PNC, the other Lenders named therein, and PNC, as administrative agent for the Lenders, pursuant to which PNC provided the Company with the 2026 Revolving Facility (as defined in Note 8, Debt of the Notes to our Consolidated Financial Statements). In addition, the 2026 Revolving Facility includes an option to request increases in the amounts of such credit facility by up to an additional $500 million in the aggregate. See Note 8, “Debt” to the Consolidated Financial Statements.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2026 we had $1,532.6 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2026. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month. See Note 10 – Commitments and Contingencies of the Notes to our Consolidated Financial Statements, included in Part IV, Item 15, of this Annual Report on Form 10-K for future payment commitments under purchase commitments as of June 30, 2026.

Other Obligations

As of June 30, 2026, we have other obligations of $6.2 million which primarily consist of commitments related to research and development projects.

Unrecognized Tax Benefits

As of June 30, 2026, we had $31.5 million of unrecognized tax benefits and an additional $6.7 million of accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $522.6 million and $149.7 million as of June 30, 2026 and 2025. Cash and cash equivalents includes securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $17.3 million for fiscal year June 30, 2026.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as at June 30, 2026 are denominated would result in a charge or benefit to our income before income taxes of approximately $5.0 million for fiscal year June 30, 2026.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Accounting and Finance Officer

concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of our Chief Executive Officer and Chief Accounting and Finance Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2026.

The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2026 fiscal year end).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2026 fiscal year end).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2026 fiscal year end).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2026 fiscal year end).

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2026 fiscal year end).

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

Exhibit Number	Description	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Ubiquiti Inc., as amended	10-K		August 21, 2019

3.2	Amended and Restated Bylaws, as amended, as of December 17, 2020	8-K	3.1	December 18, 2020

4.1	Specimen Common Stock Certificate of Ubiquiti Networks, Inc.	S-1	4.1	October 3, 2011

4.2	Registration Agreement, dated March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.2	June 17, 2011

4.3	Investor Rights Agreement, dated as of March 2, 2010, between Ubiquiti Networks, Inc. and certain holders of Ubiquiti Networks, Inc.’s capital stock named therein.	S-1	4.3	June 17, 2011

4.4	Descriptions of the Company’s Securities				X

10.1	Form of Indemnification Agreement between Ubiquiti Networks, Inc. and its directors and officers.	S-1	10.1	October 3, 2011

10.2#	Amended and Restated 2010 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.2	June 17, 2011

10.3#	Ubiquiti Inc. 2020 Omnibus Incentive Plan	8-K	10.1	December 11, 2020

10.4#	Employment Agreement, dated as of March 1, 2016, between Ubiquiti Networks, Inc. and Kevin Radigan.	10-K	10.6	August 22, 2016

10.5#	First Amendment to Offer Letter Agreement - Kevin Radigan	10-Q	10.1	November 7, 2025

10.6	Jinyong Ji Investment Taiwan Lease, dated as of March 16, 2010, between Ubiquiti Networks, Inc. and Jinyong Ji Investment Co., Ltd.	S-1	10.1	June 17, 2011

10.7	Taiwan Lease, dated as of July 20, 2011, between Jin Yeoung Ji Co., Ltd. and Ubiquiti Networks International Limited, Taiwan Branch.	10-Q	10.15	November 14, 2011

10.8	Credit Agreement, dated as of May 7, 2026, by and among Ubiquiti Inc., as borrower, and certain domestic subsidiaries, as guarantors, PNC Bank, National Association, the other financial institutions named as lenders therein and PNC Bank, National Association, as administrative agent.	10-Q	10.1	May, 8, 2026

19	Insider Trading Policy	10-K	19	August 23, 2024

21.1	List of subsidiaries of Ubiquiti Inc.				X

23.1	Consent of independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

97	Ubiquiti Inc. Incentive Compensation Clawback Policy	10-K	97	August 23, 2024

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Ubiquiti Inc.

Dated:	August 21, 2026	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 21, 2026	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pera Robert J. Pera	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2026

/s/ Kevin Radigan Kevin Radigan	Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)	August 21, 2026

/s/ Rafael Torres Rafael Torres	Director	August 21, 2026

/s/ Brandon Arrindell Brandon Arrindell	Director	August 21, 2026

UBIQUITI INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ubiquiti Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ubiquiti Inc. and subsidiaries (the Company) as of June 30, 2026 and June 30, 2025, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and June 30, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Valuation of excess or obsolete inventory
As discussed in Note 2 to the consolidated financial statements, the Company’s inventories are stated at the lower of actual cost, computed using the first-in, first-out method, and net realizable value (NRV). The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. The Company’s determination of the valuation of excess or obsolete inventory is based on a comparison of the quantity and cost of inventory on hand to anticipated demand, alternative uses, and other factors. As of June 30, 2026 , the Company’s inventories totaled $780.4 million.

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
New York, New York
August 21, 2026

UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$522,579	$149,727
Investments — short-term	88,620	—
Accounts receivable, net of allowance for doubtful accounts of $12,125 and $11,956 at June 30, 2026 and 2025 respectively	301,688	244,616
Inventories	780,440	675,098
Vendor deposits	73,194	48,209
Prepaid expenses and other current assets	67,955	55,572
Total current assets	1,834,476	1,173,222
Property and equipment, net	75,908	73,495
Operating lease right-of-use assets, net	75,854	44,655
Deferred tax assets	143,862	107,968
Other long-term assets	68,090	67,111
Total assets	$2,198,190	$1,466,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$432,221	$164,793
Income taxes payable	10,761	40,733
Debt — short-term	—	249,557
Other current liabilities	183,645	255,772
Total current liabilities	626,627	710,855
Income taxes payable — long-term	24,826	25,529
Operating lease liabilities — long-term	65,268	35,458
Deferred tax liability	349	334
Other long-term liabilities	40,874	26,015
Total liabilities	757,944	798,191
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,522,091 and 60,492,105 issued and outstanding at June 30, 2026 and 2025, respectively	61	61
Additional paid–in capital	22,396	17,075
Accumulated other comprehensive (loss)	(4)	—
Retained earnings	1,417,793	651,124
Total stockholders’ equity	1,440,246	668,260
Total liabilities and stockholders’ equity	$2,198,190	$1,466,451

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Year ended June 30,
	2026	2025	2024
Revenues	$3,274,162	$2,573,545	$1,928,490
Cost of revenues	1,762,788	1,456,094	1,188,728
Gross profit	1,511,374	1,117,451	739,762
Operating expenses:
Research and development	204,166	169,672	159,768
Sales, general and administrative	121,766	111,499	80,997
Total operating expenses	325,932	281,171	240,765
Income from operations	1,185,442	836,280	498,997
Interest expense and other, net	2,367	30,628	75,169
Income before income taxes	1,183,075	805,652	423,828
Provision for income taxes	222,772	93,730	73,868
Net income	$960,303	$711,922	$349,960
Net income per share of common stock:
Basic	$15.87	$11.77	$5.79
Diluted	$15.85	$11.76	$5.79
Weighted average shares used in computing net income per share of common stock:
Basic	60,510	60,480	60,454
Diluted	60,570	60,534	60,458

Other comprehensive income:
Unrealized (losses) gains on available-for-sale investments	$(4)	$—	$—
Other comprehensive (loss) income	(4)	—	—
Comprehensive income	$960,299	$711,922	$349,960
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
In thousands, except share data

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2023	60,441,896	$60	$4,721	$(120,514)	$—	$(115,733)
Net Income	—	—	—	349,960	—	349,960
Restricted stock units issued, net of tax withholdings	20,643	—	(434)	—	—	(434)
Share-based compensation expense	—	—	6,358	—	—	6,358
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,091)	—	(145,091)
Balance at June 30, 2024	60,462,539	$60	$10,645	$84,355	$—	$95,060
Net Income	—	—	—	711,922	—	711,922
Restricted stock units issued, net of tax withholdings	29,566	1	(778)	—	—	(777)
Share-based compensation expense	—	—	7,208	—	—	7,208
Dividends paid on Common Stock ($2.40 per share)	—	—	—	(145,153)	—	(145,153)
Balance at June 30, 2025	60,492,105	$61	$17,075	$651,124	$—	$668,260
Net Income	—	—	—	960,303	—	960,303
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Restricted stock units issued, net of tax withholdings	29,986	—	(2,123)	—	—	(2,123)
Share-based compensation expense	—	—	7,444	—	—	7,444
Dividends paid on Common Stock ($3.20 per share)	—	—	—	(193,634)	—	(193,634)
Balance at June 30, 2026	60,522,091	$61	$22,396	$1,417,793	$(4)	$1,440,246
See accompanying notes to consolidated financial statements.

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended June 30,
	2026	2025	2024
Cash Flows from Operating Activities:
Net income	$960,303	$711,922	$349,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,944	21,901	19,251
Amortization of debt issuance costs	1,016	2,022	1,725
Provision for excess and obsolete inventory	4,104	6,657	23,905
Provision for loss on vendor deposits	4,482	11,088	20,019
Share-based compensation	7,444	7,208	6,358
Deferred taxes, net	(35,878)	(72,192)	(11,967)
Provision for bad debt	169	11,458	(574)
Other, net	1,626	(685)	745
Changes in operating assets and liabilities:
Accounts receivable	(57,241)	(86,927)	(1,765)
Inventories	(109,498)	(219,867)	250,665
Vendor deposits	(29,468)	64,164	(18,253)
Prepaid expenses and other assets	(12,950)	(16,344)	(17,564)
Accounts payable	266,687	113,550	(103,086)
Income taxes payable	(30,675)	(10,812)	(17,115)
Deferred revenues	34,214	30,122	6,595
Accrued and other liabilities	(94,597)	66,762	32,617
Net cash provided by (used in) operating activities	928,682	640,027	541,516
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(19,738)	(12,586)	(11,975)
Purchase of investments	(89,387)	—	—
Proceeds from maturities of investments	53	—	—
Net cash used in investing activities	(109,072)	(12,586)	(11,975)
Cash Flows from Financing Activities:
Proceeds from borrowing under the credit facility- Revolver	—	30,000	—
Repayment against credit facility- Revolver	—	(205,000)	(215,000)
Repayment against credit facility- Term	(250,000)	(283,125)	(157,500)
Debt issuance costs	(1,001)	—	—
Payment of common stock cash dividends	(193,634)	(145,153)	(145,091)
Tax withholdings related to net share settlements of restricted stock units	(2,123)	(778)	(434)
Net cash (used in) provided by financing activities	(446,758)	(604,056)	(518,025)
Net increase (decrease) in cash and cash equivalents	372,852	23,385	11,516
Cash and cash equivalents at beginning of period	149,727	126,342	114,826
Cash and cash equivalents at end of period	$522,579	$149,727	$126,342
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$289,971	$177,237	$108,572
Interest paid	$5,078	$31,048	$75,094
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$46,450	$10,565	$4,393
Unpaid property and equipment and other long-term assets	$2,190	$1,448	$1,300

See accompanying notes to consolidated financial statements.

UBIQUITI INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business— Ubiquiti Inc. and its wholly owned subsidiaries (collectively, “Ubiquiti” or the “Company”) develop technology platforms for high-capacity distributed Internet access, unified information for secure and easily managed network infrastructure, connected sensors, cameras, access devices, appliances and other endpoint devices for enterprises, industrial and service-provider environments.

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ended June 30, 2026, 2025 and 2024 as fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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

Key factors considered by the Company in developing the estimated cost in the cost plus margin approach for PCS includes reviewing the activities of specific employees engaged in support and software enhancements to determine the amount of time that is allocated to the development of the undelivered elements, determining the cost of the development effort, and then adding an appropriate level of gross profit to these costs. As of June 30, 2026 and 2025, the Company had deferred revenues of $96.2 million and $62.0 million, respectively.

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

Available-for-Sale Investments

The Company classifies investments in fixed income marketable securities as available-for-sale investments. The available-for-sale investments primarily consist of U.S. government bonds, high grade corporate bonds, and asset backed securities, These available-for-sale investments are primarily held in the custody of a major financial institution. The Specific Identification method is used to determine the cost basis of available-for-sale investments sold. These investments are recorded in the Consolidated Balance Sheets at fair value using quoted prices in active markets for similar securities and unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss) (AOCI), net of tax. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of its securities as current assets even if the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

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

The changes in the estimate of expected credit losses for the Company's trade receivables were as follows (in thousands):

	Year ended June 30,
	2026	2025	2024
Beginning balance	$11,956	$498	$92
Charged to expenses	169	11,458	406
Ending balance	$12,125	$11,956	$498

Fair Value of Financial Instruments

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The accounting guidance establishes a three-tier fair value hierarchy that requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument's classification within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value are:

Level 1—Quoted prices in active markets for identical assets or liabilities;
Level 2—Inputs other than the quoted prices in active markets, that are observable either directly or indirectly;
Level 3—Unobservable inputs based on the Company's own assumption.

The Company records securities available-for-sale at fair value on a recurring basis. We classify our investments within Level 1 or 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Our fixed income available-for-sale investments consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data.

Long Lived Assets

In accordance with the authoritative guidance for impairment or disposal of long-lived assets (Accounting Standards Codification (“ASC”) 360), we assess potential impairments to our long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset or group of assets are less than the asset’s carrying value. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations. The Company did not recognize any material impairment losses for fiscal years 2026, 2025 and 2024.

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

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the consolidated statement of operations and comprehensive income. Expenditures for maintenance and repairs are charged to operations as incurred.

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

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide a reserve to cover any expected loss. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. We reflect changes in recognition or measurement in the period in which our change in judgment occurs. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets.

Share-based Compensation

The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period.

The Company did not grant any stock options during fiscal 2026, fiscal 2025 or fiscal 2024. Restricted stock units are valued based on the fair value of the Company’s common stock on the date of grant.

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

Newly Adopted Accounting Standards

Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"), which amends the existing guidance relating to the annual disclosures for accounting for income taxes. ASU 2023-09 requires a public business entity to disclose a tabular rate reconciliation using specified categories and providing additional information for reconciling items that exceed a quantitative threshold. In addition, ASU 2023-09 requires the disaggregation of federal, state and foreign income taxes paid (net of funds received), with further disaggregation required for individual jurisdictions in which the income taxes paid exceed five percent of the Company's total income taxes paid. The provision for income taxes in the Company's consolidated statement of operations and comprehensive income will also be required to be disaggregated by federal, state and foreign jurisdictions. The Company adopted ASU 2023-09 for its fiscal year beginning July 1, 2025 on a prospective basis. As this ASU affects disclosures only, adoption did not have an impact on the Company's results of operations, cash flows, or financial condition. The expanded rate reconciliation and income taxes paid reported on a disaggregate basis as required under ASU 2023-09 are presented in Note 13," Income Taxes."

Recent Accounting Pronouncements Not Yet Effective

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide a practical expedient permitting a public business entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The amendments in ASU 2025-05 will become effective for annual and interim reporting period disclosures in the Company's fiscal year beginning July 1, 2026. We are currently evaluating the impact of adopting the practical expedient permitted under this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Codification Improvements
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the ASC that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this ASU are not intended to result in significant changes for most entities. The ASU is effective for the Company for interim reporting periods within annual reporting periods beginning July 1, 2027. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue

See Note 14 “Segment Information, Revenues by Geography and Significant Customers” for disaggregation of revenue by product category and geography.

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

As of June 30, 2026 and 2025, the Company’s customer deposits were $1.2 million and $2.8 million, respectively.

As of June 30, 2026, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $55.3 million and $40.9 million, respectively.

As of June 30, 2025, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $36.0 million and $26.0 million, respectively.

We expect the majority of our deferred revenue to convert to revenue in three years. For fiscal years 2026 and 2025 we recognized revenues amounting to $36.0 million and $20.3 million, respectively from previous years' deferred revenue balances.

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

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial instruments’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2026 (in thousands):

	June 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments
Level 1
Money market funds	$10,667	$—	$—	$10,667	$10,667	$—
Subtotal	$10,667	$—	$—	$10,667	$10,667	$—

Level 2
Asset-backed securities	11,832	—	—	11,832	—	11,832
Corporate bonds	38,906	—	(6)	38,900	—	38,900
US Government bonds	37,886	2	—	37,888	—	37,888
Subtotal	$88,624	$2	$(6)	$88,620	$—	$88,620

Total	$99,291	$2	$(6)	$99,287	$10,667	$88,620
(1) Cash and cash equivalents on the Consolidated Balance Sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

During fiscal year ended June 30, 2026, interest income on the Company's investments securities was $0.2 million.

The Company did not have any material continuous unrealized loss position from marketable securities as of June 30, 2026.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of June 30, 2026 (in thousands):

	Available-For-Sale
	Adjusted Cost	Fair Value
Due within 1 year	32,858	32,852
Due after 1 year through 5 years	66,433	66,435
Total	$99,291	$99,287

All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of its securities as current assets even if the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

For certain of the Company’s financial instruments, other than those presented in the disclosures above, including cash, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to their short maturities.

As of June 30, 2025, the company had term-loan facilities, the fair value of which approximated the historical cost. Refer to Note 8."Debt"of the consolidated financial statements.

NOTE 5—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year ended June 30,
	2026	2025	2024
Numerator:
Net income	$960,303	$711,922	$349,960
Denominator:
Weighted-average shares used in computing basic earnings per share	60,510	60,480	60,454
Add—dilutive potential common shares:
Restricted stock units	60	54	4
Weighted-average shares used in computing diluted earnings per share	60,570	60,534	60,458
Net income per share of common stock:
Basic	$15.87	$11.77	$5.79
Diluted	$15.85	$11.76	$5.79

The Company excludes potentially dilutive securities from its diluted earnings per share calculation when their effect would be anti-dilutive to earnings per share amounts. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period (in thousands):

	Year ended June 30,
	2026	2025	2024
Restricted stock units	—	9	80

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2026	2025
Finished goods	$703,361	$627,971
Raw materials	77,079	47,127
Total	$780,440	$675,098

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,
	2026	2025
Prepaid income taxes	$7,871	$7,339
Prepaid expenses and other Assets	48,390	39,458
Other taxes	11,694	8,775
Total	$67,955	$55,572

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2026	2025
Testing equipment	$21,970	$20,581
Tooling equipment	38,433	26,528
Leasehold improvements	28,968	27,578
Computer and other equipment	9,337	8,141
Software	8,440	9,016
Furniture and fixtures	2,164	2,170
Corporate aircraft	65,807	65,807
Property and equipment, gross	175,119	159,821
Less: Accumulated depreciation and amortization	(99,211)	(86,326)
Property and equipment, net	$75,908	$73,495

The Company recorded depreciation and amortization expense of $18.0 million, $20.3 million and $17.7 million in fiscal 2026, 2025 and 2024, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30,
	2026	2025
Hong Kong tax deposit (1)	$60,343	$60,270
Intangible assets, net (2)(3)	1,738	2,628
Other long-term assets	6,009	4,213
Total	$68,090	$67,111
(1) The Company expects the deposits made with Hong Kong Inland Revenue Department ("IRD") to be refunded upon completion of the audit. See Note 13 to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $8.5 million and $9.1 million for the years ending June 30, 2026 and June 30, 2025, respectively.
(3) Amortization expense for intangible assets was $0.9 million, $1.6 million and $1.6 million for the years ended June 30, 2026, 2025 and 2024, respectively.

The following table presents expected future intangible asset amortization as of June 30, 2026:

Fiscal 2027	$252
Fiscal 2028	253
Fiscal 2029	245
Fiscal 2030	243
Fiscal 2031	223
Thereafter	522
Total future intangible asset amortization	$1,738

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,
	2026	2025
Deferred revenue — short term	$55,323	$35,968
Accrued expenses	37,157	36,090
Lease liability — current	14,693	12,401
Warranty accrual	11,114	11,739
Accrued compensation and benefits	17,689	9,086
Customer deposits	1,202	2,817
Reserves for sales returns	3,828	3,005
Inventory received not billed	12,457	120,826
Other payables	30,182	23,840
Total	$183,645	$255,772

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,
	2026	2025
Deferred revenue — long-term	$40,874	$26,015
Total	$40,874	$26,015

NOTE 7—ACCRUED WARRANTY

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	June 30,
	2026	2025
Beginning balance	$11,739	$10,825
Accruals for warranties issued during the period	13,618	15,208
Changes in liability for pre-existing warranties during the period	(2,547)	(1,702)
Settlements made during the period	(11,696)	(12,592)
Total	$11,114	$11,739

NOTE 8—DEBT

The 2021 Facilities

On March 30, 2021, the Company, as borrower and certain domestic subsidiaries, as guarantors (the “Domestic Guarantors”), entered into an amended and restated credit agreement (as amended by a first amendment on April 3, 2023, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), the other financial institutions named as lenders therein, and Wells Fargo as administrative agent and collateral agent for the lenders, that extended the $700 million senior secured revolving credit facility (the “Revolving Facility”) and provided a $500 million senior secured term loan facility (the “Term Loan Facility,” and together with the Term Loan Facility, the “Facilities”), and extended the maturity of the Facilities to March 30, 2026. In addition, the Facilities included an option to request increases in the amounts of such credit facilities by up to an additional $500 million in the aggregate. The loans under the Term Loan Facility were payable in quarterly installments of $6.25 million per quarter, commencing with the quarter ending June 30, 2021. On February 27, 2026, we fully repaid the Term Loan Facility. The Facilities were scheduled to mature on March 30, 2026. There were no amounts outstanding under the Revolving Facility at maturity.

There was no outstanding balance under the Revolving Facility at the March 30, 2026 maturity date.

Term Loan Facility

During the twelve months ended June 30, 2026, the Company made aggregate payments of $255.1 million under the Term Loan Facility, of which $250.0 million was repayment of principal and $5.1 million was payment of interest.

Revolving Facility

There were no payments made under the Revolving Facility during the twelve months ended June 30, 2026.

2026 Revolving Facility

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

As of June 30, 2026, the Company did not have any outstanding borrowings under the 2026 Revolving Facility. There were no payments made under the 2026 Revolving Facility during the twelve months ended June 30, 2026.

The 2026 Revolving Facility includes a sub-limit of $50.0 million for letters of credit. The 2026 Revolving Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes that comply with the terms of the 2026 Credit Agreement, including to finance the repurchase of the Company’s common stock or to make dividends to the holders of the Company’s common stock. Under the 2026 Credit Agreement, loans may be borrowed, repaid and reborrowed until May 7, 2031, at which time all amounts borrowed must be repaid. Loans may be prepaid at any time without penalty. Revolving loans bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.25% and 1.00%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter or (ii) a floating per annum rate equal to the applicable Term SOFR Rate (as defined in the 2026 Credit Agreement), or replacement rate, for a specified period, plus a margin of between 1.25% and 2.00%%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter. Base rate is defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the 2026 Credit Agreement), plus 0.5%, (ii) the Prime Rate (as defined in the 2026 Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the 2026 Credit Agreement), plus 1.00%, with a floor of zero. A default interest rate shall apply on all obligations during certain events of default under the 2026 Credit Agreement at a rate per annum equal to 2.00% above the applicable interest rate. The Company will pay to each Lender a facility fee on a quarterly basis based on the unused amount of each lender’s commitment to make revolving loans, of between 0.125% and 0.200%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter. The Company will also pay to the applicable Lenders on a quarterly basis certain fees based on the daily amount available to be drawn under each outstanding letter of credit, including aggregate letter of credit commissions of between 1.25% and 2.00%, depending on the Company’s consolidated leverage ratio as of the most recently ended fiscal quarter, and issuance fees of 0.125% per annum. The Company is also obligated to pay PNC, as agent, fees customary for a credit facility of this size and type.

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

The Company's unamortized balance of debt issuance costs are $0.9 million as of June 30, 2026, which are amortized as interest expense over the life of the 2026 Revolving Facility. Amortization of debt issuance costs included in interest expense for the year ended June 30, 2026 and 2025 were $1.0 million and $2.0 million respectively

The Company’s debt consisted of the following (in thousands):

	June 30,
	2026	2025
Term Loan Facility - short term	$—	$250,000
Debt issuance costs, net	—	(443)
Total Debt - short term	—	249,557

NOTE 9—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2037. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of June 30, 2026, we included such options in determining the lease terms for certain of our leases as we were reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for fiscal years ended June 30, 2026 and 2025 (in thousands):

		June 30,
		2026	2025
Operating lease costs:	Financial Statement Classification
Fixed lease costs	Operating expenses	$13,821	$11,846
Fixed lease costs	Cost of revenues	4,403	4,605
Variable lease costs	Operating expenses	2,248	631
Variable lease costs	Cost of revenues	674	907
Total lease costs		$21,146	$17,989

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for fiscal years ended June 30, 2026 and 2025 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For fiscal years June 30, 2026 and 2025, the cash paid for amounts associated with our operating lease liabilities were approximately $19.9 million and $17.8 million, respectively. Cash paid for amounts associated with the Company's operating lease liabilities were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2026:

Fiscal 2027	$18,070
Fiscal 2028	15,129
Fiscal 2029	12,849
Fiscal 2030	11,582
Fiscal 2031	9,451
Thereafter	26,563
Total future fixed operating lease payments	$93,644

Less: Imputed interest	$13,683
Total operating lease liabilities	$79,961

Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	4.8%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of June 30, 2026 we had $1,532.6 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of June 30, 2026. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

As of June 30, 2026, the Company has other obligations of $6.2 million which consisted primarily of commitments related to research and development projects.

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

The Company plans to vigorously defend itself in both the ITC investigation and the District Court action; however, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with either the ITC investigation or the District Court action. An adverse ruling at the ITC could result in an order excluding certain of our products from the U.S. market, which would have a material adverse effect on our business, financial condition, and results of operations.

Velocity Communication Litigation

On July 30, 2026, Velocity Communication Technologies, LLC ("Velocity") filed a patent infringement lawsuit against the Company in the District of Delaware, alleging infringement of certain U.S. patents related to Wi-Fi 6 (802.11ax) technology, including U.S. Patent Nos. 8,675,570; 8,260,213; 8,238,832; 8,270,343; 8,213,870; 8,644,765; 9,083,401; 10,200,096; 9,444,577; 8,265,573; and 9,596,648. Velocity seeks compensatory and enhanced damages, as well as attorneys' fees and costs.

The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

NOTE 11—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Mr. Robert J. Pera, our Chairman and Chief Executive Officer, is the controlling owner of the Memphis Grizzlies, a team in the National Basketball Association (the “Grizzlies”). From time to time, the Grizzlies purchase our products through our webstore, on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. During fiscal 2026, we received approximately $467,000 from sales to the Grizzlies, inclusive of sales tax and shipping charges. Additionally, from time to time, the Grizzlies may participate in our product testing and marketing activities.

NOTE 12—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

2020 Equity Incentive Plan

In December 2020, the Company's stockholders approved the Ubiquiti Inc. 2020 Omnibus Incentive Plan (the “2020 Equity Plan”). Under the terms of the 2020 Equity Plan, the Company is authorized to grant awards for up to five million shares of common stock over the term of the 2020 Equity Plan.

The 2020 Equity Plan is administered by the Company’s Board of Directors or a committee of the Company’s Board of Directors. Subject to the terms and conditions of the 2020 Equity Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2020 Equity Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2020 Equity Plan. Options and restricted stock units ("RSUs") generally vest over a four-year period from the date of grant and generally expire 10 years from the date of grant. The terms of the 2020 Equity Plan provide that an option price shall not be less than 100% of fair market value on the date of grant.

As of June 30, 2026, the Company had 4,918,820 authorized shares available for future issuance under its stock incentive plan.

Share-based Compensation

The following table shows total share-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2026, 2025 and 2024 (in thousands):

	Year ended June 30,
	2026	2025	2024
Cost of revenues	$277	$238	$159
Research and development	5,078	5,238	4,831
Sales, general and administrative	2,089	1,732	1,368
	$7,444	$7,208	$6,358

Stock Options

During fiscal 2026, 2025 and 2024, there were no options exercised under the Company’s stock incentive plan.

As of June 30, 2026, the Company had no unrecognized compensation cost related to stock options.

The Company did not grant any stock options during fiscal 2026, fiscal 2025, or fiscal 2024.

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

Restricted Stock Units

The following table summarizes the activity of the RSUs made by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, June 30, 2025	100,064	$209.90
RSUs granted	20,396	$527.47
RSUs vested	(34,253)	$217.36
RSUs forfeited	(9,581)	$221.80
Non-vested RSUs, June 30, 2026	76,626	$289.61

The intrinsic value of RSUs vested in fiscal 2026, 2025, and 2024 was $18.0 million, $9.2 million and $3.5 million, respectively. The total intrinsic value of all outstanding RSUs was $40.9 million as of June 30, 2026.

As of June 30, 2026, there was unrecognized compensation costs related to RSUs of $15.9 million which the Company expects to recognize over a weighted average period of 3.3 years.

NOTE 13—INCOME TAXES

The components of income before provision for income taxes were as follows (in thousands):

	Year ended June 30,
	2026	2025	2024
Domestic	$1,114,353	$326,371	$149,523
Foreign	68,722	479,281	274,305
	$1,183,075	$805,652	$423,828
The provision for income taxes consisted of the following (in thousands):

	Year ended June 30,
	2026	2025	2024
Current
Federal	$206,040	$131,505	$67,870
State	37,226	21,906	8,019
Foreign	15,384	12,511	9,946
Current tax expense	258,650	165,922	85,835
Deferred
Federal	(31,020)	(62,239)	(7,110)
State	(3,950)	(8,374)	(627)
Foreign	(908)	(1,579)	(4,230)
Deferred tax benefit (expense)	(35,878)	(72,192)	(11,967)
Provision for income taxes	$222,772	$93,730	$73,868

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended June 30, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax amount and rate to our total provision for income taxes amount and rate for the year ended June 30, 2026 (in thousands except for percentages):

	Year ended June 30, 2026
	Amount	Percent
US Federal Statutory Rate	248,445	21.0%
State and local income taxes, net of federal income tax effect *	26,342	2.2%
Foreign tax effects:	—	—%
Other foreign jurisdictions	45	—%
Effect of cross-border tax laws:
Global intangible low tax income	209	—%
Foreign-derived intangible income deduction	(52,839)	(4.5)%
Other	1,512	0.1%
Nontaxable or nondeductible items:
Stock-based compensation expense	428	0.1%
Other	442	0.1%
Changes in unrecognized tax benefits	(1,812)	(0.2)%
Total	$222,772	18.8%

(*) The tax effect in this category primarily reflects state and local taxes in California, Illinois, New Jersey, New York State, New York City, Pennsylvania, and Utah.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate and our effective tax rate for the years ended June 30, 2025 and June 30, 2024 (in percentages):

	Year ended June 30,
	2025	2024
Statutory rate	21.0%	21.0%
Effect of foreign operations	(5.0)	(5.7)
State tax expense	2.0	1.3
Share-based compensation	0.1	0.3
Subpart F income	0.2	0.4
Intangibles realignment	(6.6)	—
Other permanent items	(0.1)	0.1
Effective tax rate	11.6%	17.4%

The Company made tax payments, net of refunds, during the year ended June 30, 2026 as follows (in thousands):

Year ended June 30, 2026
Amount
Cash paid for federal income taxes	236,003
Cash paid for state and local income taxes *	41,776
Cash paid for foreign income taxes *	12,192
$289,971
*There were no net payments made to any jurisdiction that exceeded 5% of the total income taxes paid.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2026 are as follows (in thousands):

	June 30,
	2026	2025
Deferred tax assets
Reserves and allowances	$12,620	$10,182
Share-based compensation	508	501
Accrued expenses	912	792
Capitalized research expenditures	124,504	97,584
State tax	7,160	1,805
Investments	1,325	1,325
Lease liabilities	17,436	11,404
Other	23,073	17,804
Total deferred tax assets	187,538	141,397
Deferred tax liabilities
Property and equipment	(9,689)	(9,509)
Right of use assets	(17,049)	(11,052)
Other liabilities	(15,962)	(11,877)
Total deferred tax liabilities	(42,700)	(32,438)
Valuation allowance	(1,325)	(1,325)
Net deferred tax assets	$143,513	$107,634

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended June 30, 2026 and 2025 consists of the following (in thousands):

	Year ended June 30,
	2026	2025
Unrecognized benefit—beginning of year	$34,740	$33,049
Gross increases—current year tax positions	—	7,023
Gross decreases—prior year tax positions due to statute lapse	(3,256)	(5,332)
Unrecognized benefit—end of year	$31,484	$34,740

As of June 30, 2026, the Company had approximately $31.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. As of June 30, 2026 and 2025, the Company had $6.7 million and $5.5 million accrued interest related to uncertain tax matters, respectively.

The Company and one or more of its subsidiaries, file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions and is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the IRD. All material consolidated federal, state and local income tax matters have been concluded for years through 2019, with the exception of federal income tax return for fiscal year 2015 and fiscal year 2016. The majority of the Company's foreign jurisdictions have been concluded through 2015, with the exception of Hong Kong which has been reviewed through 2009 and is currently under audit for the 2010-2020 statutory tax years.

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

The IRD is examining the Company’s claims that its revenue is generated through activities performed wholly outside of the Hong Kong tax jurisdiction and are therefore exempt from Hong Kong tax. The Company is fully cooperating with the examination including submitting documentation in support of its position. The Company continues to believe that its tax positions filed with the IRD are more likely than not to be sustained based on their technical merits and therefore no reserve has been provided for this tax uncertainty. Between fiscal years 2018 and 2025, the Company made payments totaling a combined amount of $60.9 million as deposits with the IRD in connection with extending the statute of limitation for the 2010-2019 income tax audits. On March 27, 2026, the Company received notification that the IRD is seeking an additional $0.2 million deposit covering the 2020 statutory tax year. The Company filed a formal protest in response to this notice and the Assessor's office agreed to a reduced immaterial deposit amount covering the 2020 statutory tax year. The refundable deposits are included within other long-term assets on our Consolidated Balance Sheets. The Company expects the $60.3 million (net of foreign currency impact) of deposits made with the IRD to be refunded upon completion of the audit. However, there can be no assurance that this matter will be resolved in the Company’s favor and therefore it's possible that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates prior to the conclusion of the Company’s fiscal year 2025. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of fiscal year 2025. For the fiscal year ended June 30, 2026, the Company included approximately $3.2 million Pillar Two top-up tax obligations impacting the Company’s effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and changes to the U.S. taxation of profits derived from foreign operations. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation has multiple effective dates, with certain provisions effective in 2025 (our current fiscal year 2026) and others implemented through 2027 (our fiscal year 2028). The Company has evaluated the OBBBA enacted during the year end and believes it has reflected the impact of all relevant legislation in calculations to determine income taxes.

NOTE 14—SEGMENT INFORMATION, REVENUES BY GEOGRAPHY AND SIGNIFICANT CUSTOMERS
We have one reportable segment, which reflects how the chief operating decision maker (“CODM”), Chief Executive Officer, reviews and assesses performance of the business. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income reported in the consolidated statement of operations and comprehensive income. The CODM uses consolidated net income in deciding whether to reinvest profits into certain parts of the business or return a portion of such profits to shareholders through dividends and stock repurchases. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the consolidated statement of operations and comprehensive income.

Revenue

The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenues by product type were as follows (in thousands, except percentages):

	Year ended June 30,
	2026		2025		2024
Enterprise Technology	$2,972,302	91%	$2,254,254	88%	$1,617,665	84%
Service Provider Technology	301,860	9%	319,291	12%	310,825	16%
Total revenues	$3,274,162	100%	$2,573,545	100%	$1,928,490	100%
Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Year ended June 30,
	2026		2025		2024
North America (1)	$1,743,978	53%	$1,295,515	50%	$946,428	49%
Europe, the Middle East and Africa	1,179,174	36%	999,384	39%	740,113	38%
Asia Pacific	220,205	7%	168,843	7%	127,901	7%
South America	130,805	4%	109,803	4%	114,048	6%
Total revenues	$3,274,162	100%	$2,573,545	100%	$1,928,490	100%

(1) Revenue for the United States was $1,569.0 million, $1,193.3 million and $881.0 million for fiscal 2026, 2025, and 2024, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable are presented below for the periods indicated:

	Percentage of Accounts Receivable
	June 30,
	2026	2025
Customer A	10%	*
Customer B	11%	*
* Denotes less than 10%

For all periods presented, there were no customers representing 10% or more of total net revenues.

NOTE 15—COMMON STOCK AND TREASURY STOCK

On August 21, 2025, the Company’s Board of Directors approved a $500 million stock repurchase program (the “2025 August Program”). Under the 2025 August Program, the Company is authorized to repurchase up to $500 million of its common stock. The 2025 August Program was initially scheduled to expire on September 30, 2026. On August 20, 2026, the Company’s Board of Directors extended the expiration date of the 2025 August Program to September 30, 2027. During the year ended June 30, 2026, the Company did not make any repurchases under the 2025 August Program.

NOTE 16—SUBSEQUENT EVENTS

Dividends

On August 21, 2026, the Company announced that its Board of Directors had approved a quarterly cash dividend of $1.00 per share payable on September 8, 2026 to shareholders of record at the close of business on August 31, 2026. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Extension of 2025 August Program

On August 20, 2026, the Company’s Board of Directors extended the expiration date of the 2025 August Program (as defined in Note 15- Common Stock and Treasury Stock) to September 30,2027.