Form 10-Q
period 2026-09-30
Ubiquiti Inc.
filed 2026-11-06
CIK 1511737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 5, 2026, 60,479,485 shares of Common Stock, par value $0.001, were issued and outstanding.

UBIQUITI INC.
INDEX TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
UBIQUITI INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$549,351	$522,579
Investments — short-term	296,120	88,620
Accounts receivable, net of allowance for doubtful accounts of $13,113 and $12,125 at September 30, 2026 and June 30, 2026, respectively	319,940	301,688
Inventories	779,269	780,440
Vendor deposits	109,505	73,194
Prepaid expenses and other current assets	86,534	67,955
Total current assets	2,140,719	1,834,476
Property and equipment, net	76,465	75,908
Operating lease right-of-use assets, net	71,940	75,854
Deferred tax assets	143,840	143,862
Other long-term assets	67,927	68,090
Total assets	$2,500,891	$2,198,190
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$366,452	$432,221
Income taxes payable	72,829	10,761
Other current liabilities	244,158	183,645
Total current liabilities	683,439	626,627
Income taxes payable — long-term	25,344	24,826
Operating lease liabilities — long-term	61,989	65,268
Deferred tax liability	—	349
Other long-term liabilities	45,739	40,874
Total liabilities	816,511	757,944
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock—$0.001 par value; 500,000,000 shares authorized:
60,501,732 and 60,522,091 issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	61	61
Additional paid–in capital	7,676	22,396
Accumulated other comprehensive (loss)	(1,084)	(4)
Retained earnings	1,677,727	1,417,793
Total stockholders’ equity	1,684,380	1,440,246
Total liabilities and stockholders’ equity	$2,500,891	$2,198,190

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Revenues	$1,026,248	$733,773
Cost of revenues	540,900	396,364
Gross profit	485,348	337,409
Operating expenses:
Research and development	53,241	48,543
Sales, general and administrative	40,640	27,144
Total operating expenses	93,881	75,687
Income from operations	391,467	261,722
Interest income (expense) and other, net	6,162	(3,182)
Income before income taxes	397,629	258,540
Provision for income taxes	77,166	50,664
Net income	$320,463	$207,876
Net income per share of common stock:
Basic	$5.29	$3.44
Diluted	$5.29	$3.43
Weighted average shares used in computing net income per share of common stock:
Basic	60,524	60,499
Diluted	60,564	60,559

Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities, net of taxes	$(1,080)	$—
Other comprehensive (loss) income	(1,080)	—
Comprehensive income	$319,383	$207,876
See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2026	60,522,091	$61	$22,396	$1,417,793	$(4)	$1,440,246
Net Income	—	—	—	320,463	—	320,463
Other comprehensive (loss) income	—	—	—	—	(1,080)	(1,080)
Restricted stock units issued, net of tax withholdings	7,050	—	(1,638)	—	—	(1,638)
Repurchases of Common Stock	(27,409)	—	(15,103)	—	—	(15,103)
Share-based compensation expense	—	—	2,021	—	—	2,021
Dividends paid on Common Stock ($1.00 per share)	—	—	—	(60,529)	—	(60,529)
Balance at September 30, 2026	60,501,732	$61	$7,676	$1,677,727	$(1,084)	$1,684,380

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2025	60,492,105	$61	$17,075	$651,124	$668,260
Net Income	—	—	—	207,876	207,876
Restricted stock units issued, net of tax withholdings	7,450	—	(1,178)	—	(1,178)
Share-based compensation expense	—	—	1,884	—	1,884
Dividends paid on Common Stock ($0.80 per share)	—	—	—	(48,398)	(48,398)
Balance at September 30, 2025	60,499,555	$61	$17,781	$810,602	$828,444

See accompanying notes to consolidated financial statements (unaudited).

UBIQUITI INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$320,463	$207,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,126	5,089
Amortization of debt issuance costs	50	332
Provision for excess and obsolete inventory	2,116	1,327
Provision for loss on vendor deposits	2,778	4,349
Share-based compensation	2,021	1,884
Deferred taxes	(327)	(318)
Provision for bad debt	988	(26)
Other, net	(405)	(358)
Changes in operating assets and liabilities:
Accounts receivable	(19,240)	(694)
Inventories	(1,061)	(6,557)
Vendor deposits	(39,089)	1,819
Prepaid expenses and other assets	(18,530)	(175)
Accounts payable	(65,100)	79,337
Income taxes payable	62,586	8,346
Deferred revenues	8,956	8,104
Accrued and other liabilities	57,297	(111,883)
Net cash provided by operating activities	318,629	198,452
Cash Flows from Investing Activities:
Purchase of property and equipment and other long-term assets	(6,277)	(5,158)
Purchase of investments	(240,630)	—
Proceeds from sale/ maturities of investments (Gross Sale proceeds $8,441 and gross realized loss $10)	32,169	—
Net cash used in investing activities	(214,738)	(5,158)
Cash Flows from Financing Activities:
Repayment against credit facility- Term	—	(116,250)
Repurchases of common stock	(14,952)	—
Payment of common stock cash dividends	(60,529)	(48,398)
Tax withholdings related to net share settlements of restricted stock units	(1,638)	(1,178)
Net cash used in financing activities	(77,119)	(165,826)
Net increase in cash and cash equivalents	26,772	27,468
Cash and cash equivalents at beginning of period	522,579	149,727
Cash and cash equivalents at end of period	$549,351	$177,195
Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$14,965	$42,751
Interest paid	$—	$3,230
Non-Cash Investing and Financing Activities:
Right-of-use asset recognized	$—	$484
Unpaid property and equipment and other long-term assets	$1,532	$711

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

The Company operates on a fiscal year ending June 30. In these notes, Ubiquiti refers to the fiscal years ending June 30, 2027 and 2026, as fiscal 2027 and fiscal 2026, respectively.

Basis of Presentation— The Company’s consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to interim financial statements based on applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements reflect all adjustments, which are, in the opinion of the Company, of a normal and recurring nature and those necessary to state fairly the statements of financial position, results of operations and cash flows for the dates and periods presented. The June 30, 2026 balance sheet was derived from the audited consolidated financial statements as of that date. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2026, included in its Annual Report on Form 10-K, as filed with the SEC on August 21, 2026 (the “Annual Report”). The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its audited consolidated financial statements for the fiscal year ended June 30, 2026, included in the Annual Report. There have been no changes to the Company’s significant accounting policies as discussed in the Annual Report.

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

Newly Adopted Accounting Standards

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide a practical expedient permitting a public business entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The Company adopted ASU 2025-05 for its fiscal year beginning July 1, 2026 on a prospective basis. The adoption did not have any material impact on the Company’s results of operations, cash flows or financial condition.

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

Disaggregation of Revenue

See Note 14, "Segment Information, Revenues by Geography and Significant Customers" for disaggregation of revenue by product category and geography.

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

As of September 30, 2026 and June 30, 2026, the Company’s customer deposits were $4.1 million and $1.2 million, respectively.

As of September 30, 2026, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $59.6 million and $45.6 million, respectively.

As of June 30, 2026, the Company’s deferred revenue, included in other current liabilities and other long-term liabilities, was $55.3 million and $40.9 million, respectively.

We expect the majority of our deferred revenue to convert to revenue within three years. For the three months ended September 30, 2026, we recognized revenues amounting to $21.2 million from the deferred revenue balance as of June 30, 2026. For the three months ended September 30, 2025, we recognized revenues amounting to $13.0 million from the deferred revenue balance as of June 30, 2025.

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial instruments’ amortized cost, gross unrealized gains and losses, and fair value by significant investment category (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments
Level 1
Money market funds	$2,676	$—	$—	$2,676	$2,676	$—
Subtotal	$2,676	$—	$—	$2,676	$2,676	$—

Level 2
Asset-backed securities	58,850	—	(126)	58,724	—	58,724
Corporate bonds	170,231	—	(739)	169,492	—	169,492
US Government bonds	68,123	—	(219)	67,904	—	67,904
Subtotal	$297,204	$—	$(1,084)	$296,120	$—	$296,120

Total	$299,880	$—	$(1,084)	$298,796	$2,676	$296,120
(1) Cash and cash equivalents on the Consolidated Balance Sheets includes securities that have a maturity of three months or less at the date of purchase. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents (1)	Short-Term Investments
Level 1
Money market funds	$10,667	$—	$—	$10,667	$10,667	$—
Subtotal	$10,667	$—	$—	$10,667	$10,667	$—

Level 2
Asset-backed securities	11,832	—	—	11,832	—	11,832
Corporate bonds	38,906	—	(6)	38,900	—	38,900
US Government bonds	37,886	2	—	37,888	—	37,888
Subtotal	$88,624	$2	$(6)	$88,620	$—	$88,620

Total	$99,291	$2	$(6)	$99,287	$10,667	$88,620

During the three months ended September 30, 2026, interest income on the Company's investment securities was $2.2 million.

The Company did not have any material continuous unrealized loss position from marketable securities as of September 30, 2026 and June 30, 2026.

The following table represents the adjusted costs and fair value of cash equivalents and investments by contractual maturity as of September 30, 2026 (in thousands):

	Available-For-Sale/ Cash Equivalents
	Amortized Cost	Fair Value
Due within 1 year	$109,368	$109,127
Due after 1 year through 5 years	190,512	189,669
Total	$299,880	$298,796

All of the Company's available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of its securities as current assets even if the stated maturity of some individual securities may be one year or more beyond the balance sheet date. These investments are recorded in the Consolidated Balance Sheets at fair value using quoted prices in active markets for similar securities and unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss) (AOCI), net of tax.

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

NOTE 5—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2026	2025
Numerator:
Net income	$320,463	$207,876
Denominator:
Weighted-average shares used in computing basic earnings per share	60,524	60,499
Add—dilutive potential common shares:
Restricted stock units	40	60
Weighted-average shares used in computing diluted net income per share	60,564	60,559
Net income per share of common stock:
Basic	$5.29	$3.44
Diluted	$5.29	$3.43

The Company excludes potentially dilutive securities from its diluted net income per share calculation when their effect would be anti-dilutive to net income per share amounts.

NOTE 6—BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Finished goods	$689,715	$703,361
Raw materials	89,554	77,079
Total	$779,269	$780,440

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Prepaid income taxes	$7,943	$7,871
Prepaid expenses and other current assets	65,648	48,390
Other taxes	12,943	11,694
Total	$86,534	$67,955

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Testing equipment	$22,345	$21,970
Tooling equipment	42,024	38,433
Leasehold improvements	29,292	28,968
Computer and other equipment	9,532	9,337
Software	8,582	8,440
Furniture and fixtures	2,805	2,164
Corporate aircraft	65,807	65,807
Property and equipment, gross	180,387	175,119
Less: Accumulated depreciation and amortization	(103,922)	(99,211)
Property and equipment, net	$76,465	$75,908

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Hong Kong Tax deposit (1)	$60,308	$60,343
Intangible assets, net (2)(3)	1,674	1,738
Other long-term assets, net	5,945	6,009
Total	$67,927	$68,090
(1) The Company expects the deposits made with the Hong Kong Inland Revenue Department (“IRD”) to be refunded upon completion of the audit. See Note 13, "Income Taxes" to the consolidated financial statements for additional details regarding this ongoing tax audit.
(2) Accumulated amortization was $8.6 million and $8.5 million as of September 30, 2026, and June 30, 2026, respectively.
(3) Amortization expense for intangible assets was $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively.

The following table presents expected future intangible asset amortization as of September 30, 2026 (in thousands):

Remainder of Fiscal 2027	$188
Fiscal 2028	253
Fiscal 2029	245
Fiscal 2030	243
Fiscal 2031	232
Thereafter	513
Total future intangible asset amortization	$1,674

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Deferred revenue — short-term	$59,564	$55,323
Accrued expenses	45,082	37,157
Lease liability— current	13,967	14,693
Warranty accrual	11,785	11,114
Accrued compensation and benefits	20,560	17,689
Customer deposits	4,051	1,202
Reserve for sales returns	3,529	3,828
Inventory received not billed	53,581	12,457
Other payables	32,039	30,182
Total	$244,158	$183,645

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Deferred revenue — long-term	$45,588	$40,874
Excise taxes on repurchase of shares	$151	$—
Total	$45,739	$40,874

NOTE 7—ACCRUED WARRANTY

The Company offers warranties on certain products, generally a period of one to two years and records a liability for the estimated future costs associated with potential warranty claims. The warranty costs are reflected in the Company’s consolidated statements of operations within cost of revenues. The warranties are typically in effect for one year for distributors from the date of shipment and two years for direct sales from the date of delivery. The Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary based on historical experience factors and changes in future estimates. Historical factors include product failure rates, material usage and service delivery costs incurred in correcting product failures. In certain circumstances, the Company may have recourse against its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

Warranty obligations, included in other current liabilities, were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Beginning balance	$11,114	$11,739
Accruals for warranties issued during the period	4,553	3,362
Changes in liability for pre-existing warranties during the period	31	(927)
Settlements made during the period	(3,913)	(2,988)
Ending balance	$11,785	$11,186

NOTE 8—DEBT

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

As of September 30, 2026, the Company did not have any outstanding borrowings under the 2026 Revolving Facility. There were no borrowings or payments made under the 2026 Revolving Facility during the three months ended September 30, 2026.

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

The 2026 Credit Agreement requires the Company to maintain during the term of the 2026 Revolving Facility (i) a maximum consolidated leverage ratio of 3.50 to 1.00, (ii) a minimum consolidated interest coverage ratio of 3.00 to 1.00 and (iii) to the extent that the Company’s consolidated leverage ratio is greater than 2.50 to 1.00, unrestricted domestic cash and cash equivalents of the Company and its subsidiaries in an amount equal to at least $75.0 million. In addition, the 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to, among other things, grant liens or enter into agreements restricting their ability to grant liens on property, enter into mergers, dispose of assets, change their accounting or reporting policies, change their business and incur indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The 2026 Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the 2026 Credit Agreement. As of September 30, 2026, the Company was in compliance with all covenants under the 2026 Credit Agreement.

The Company's unamortized balance of debt issuance costs included within Prepaid expenses and other current assets and Other long-term assets is $0.9 million as of September 30, 2026, which are amortized as interest expense over the life of the 2026 Revolving Facility. Amortization of debt issuance costs included in interest expense for the three month periods ended September 30, 2026 and 2025 were $0.1 million and $0.3 million respectively.

NOTE 9—LEASES

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Asia Pacific, under non-cancellable leases that expire on various dates through fiscal 2037. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. As of September 30, 2026, we included such options in determining the lease terms for certain of our leases because we were reasonably certain that we would exercise the extension options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

The following table summarizes our lease costs for the three months ended September 30, 2026 and 2025 (in thousands):

	Financial Statement Classification	Three Months Ended September 30,
		2026	2025
Operating lease costs:
Fixed lease costs	Operating expenses	$3,734	$2,993
Fixed lease costs	Cost of revenues	1,105	1,089
Variable lease costs	Operating expenses	703	477
Variable lease costs	Cost of revenues	187	70
Total lease costs		$5,729	$4,629

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three months ended September 30, 2026 and 2025 were immaterial. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended September 30, 2026 and 2025, cash paid for amounts associated with the Company's operating lease liabilities was approximately $4.9 million and $4.1 million, respectively. Cash paid for amounts associated with the Company’s operating lease liabilities was classified as operating activities in the consolidated statement of cash flows.

The following table shows the Company’s undiscounted future fixed payment obligations under the Company’s recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2026 (in thousands):

Remainder of Fiscal 2027	$13,151
Fiscal 2028	15,129
Fiscal 2029	12,849
Fiscal 2030	11,582
Fiscal 2031	9,451
Thereafter	26,563
Total future fixed operating lease payments	$88,725

Less: Imputed interest	$12,769
Total operating lease liabilities	$75,956

Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	4.8%

NOTE 10—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2026, we had $1,776.0 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2026. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

As of September 30, 2026, the Company has other obligations of $10.3 million which consisted primarily of commitments related to research and development projects.

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

Legal Matters

The Company may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Taking all of the above factors into account, the Company records an amount where it is probable that the Company will incur a loss and where that loss can be reasonably estimated. However, the Company’s estimates may be incorrect and the Company could ultimately incur more or less than the amounts initially recorded. The Company may also incur significant legal fees, which are expensed as incurred, in defending against these claims. The Company is not currently aware of any pending or threatened litigation that would have a material adverse effect on the Company’s financial statements, other than as stated below.

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
NOTE 11—RELATED PARTY TRANSACTIONS AND CERTAIN OTHER TRANSACTIONS

Mr. Robert J. Pera, our Chairman and Chief Executive Officer, is the controlling owner of the Memphis Grizzlies, a team in the National Basketball Association (the “Grizzlies”). From time to time, the Grizzlies purchase our products through our webstore, on terms we believe are no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. During the three months ended September 30, 2026, we received approximately $129,215 from sales to the Grizzlies, inclusive of sales tax and shipping charges. Additionally, from time to time, the Grizzlies may participate in our product testing and marketing activities.

NOTE 12—SHARE-BASED COMPENSATION

Share-Based Compensation Plans

The Company’s 2020 Omnibus Incentive Plan is described in the Annual Report.

As of September 30, 2026, the Company had 4,911,770 authorized shares available for future issuance under all of its stock incentive plans.

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Cost of revenues	$81	$70
Research and development	1,345	1,311
Sales, general and administrative	595	503
	$2,021	$1,884
Stock Options

There were no options exercised under the Company’s stock incentive plans during the three months ended September 30, 2026 and 2025.

As of September 30, 2026, the Company had no unrecognized compensation costs related to stock options, and the Company did not grant any employee stock options during the three months ended September 30, 2026 and 2025.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity of the RSUs granted by the Company:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs, June 30, 2026	76,626	$289.61
RSUs granted	5,717	$531.29
RSUs vested	(10,101)	$207.55
RSUs canceled	(1,870)	$285.35
Non-vested RSUs, September 30, 2026	70,372	$321.14

The intrinsic value of RSUs vested during the three months ended September 30, 2026 and 2025 was $5.4 million and $4.4 million, respectively.

The total intrinsic value of all outstanding RSUs was $39.9 million as of September 30, 2026.

As of September 30, 2026, there were unrecognized compensation costs related to RSUs of $15.9 million which the Company expects to recognize over a weighted average period of 3.1 years.

NOTE 13—INCOME TAXES

The Company recorded tax provisions of $77.2 million for the three months ended September 30, 2026 as compared to $50.7 million for the three months ended September 30, 2025. Our effective tax rate decreased to 19.4% for the three months ended September 30, 2026 as compared to 19.6% for the three months ended September 30, 2025. The change in effective tax rates for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily driven by changes in the mix of the income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Deduction Eligible Income (“FDDEI”) rules and subject to the Net Controlled-Foreign-Corporation Tested Income (“NCTI”) and Pillar Two rules.

The Company’s estimated fiscal year 2027 effective tax rate, before discrete items, differs from the U.S. statutory rate primarily due to the income tax benefits from the FDDEI deduction as well as profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by additional Pillar Two top up taxes related to our non-U.S. operations as well as income subject to NCTI.

As of September 30, 2026, the Company had approximately $31.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect its tax expense. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued

interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of September 30, 2026, the Company had $7.2 million of accrued interest related to uncertain tax matters.

The Company and one or more of its subsidiaries file income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions. The Company is currently undergoing income tax examinations by the U.S. Internal Revenue Service (“IRS”) and the IRD. All material consolidated federal, state and local income tax matters have been concluded for fiscal years through 2019 with the exception of federal income tax returns for fiscal year 2015 and fiscal year 2016. The majority of the Company's foreign jurisdictions have been concluded through 2015, with the exception of Hong Kong which is currently under audit for the statutory tax years 2010 to 2020.

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

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates prior to the conclusion of the Company’s fiscal year 2025. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of fiscal year 2025. For the three months ended September 30, 2026, the Company included approximately $2.0 million of Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and changes to the U.S. taxation of profits derived from foreign operations. Accounting Standards Codification 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation has multiple effective dates, with certain provisions effective in 2025 (our fiscal year 2026) and others implemented through 2027 (our fiscal year 2028). The Company has evaluated the OBBBA provisions and believes it has reflected the impact of all relevant legislation in calculations to determine income taxes.

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

Revenue

The Company presents its revenue by product type in two primary categories: Service Provider Technology and Enterprise Technology.

Revenues by product type are as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
Enterprise technology	$941,344	92%	$657,147	90%
Service provider technology	84,904	8%	76,626	10%
Total revenues	$1,026,248	100%	$733,773	100%

Revenues by geography based on customer’s ship-to destinations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
North America (1)	$541,689	53%	$382,824	52%
Europe, the Middle East and Africa (“EMEA”)	378,134	37%	263,120	36%
Asia Pacific	67,103	6%	53,124	7%
South America	39,322	4%	34,705	5%
Total revenues	$1,026,248	100%	$733,773	100%
 (1) Revenue for the United States was $493.9 million and $351.3 million for the three months ended September 30, 2026 and 2025, respectively.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable are presented below for the periods indicated:

	Percentage of Accounts Receivable
	September 30, 2026	June 30, 2026
Customer A	12%	10%
Customer B	*	11%
* Denotes less than 10%

For all periods presented, there were no customers representing 10% or more of total revenues.

NOTE 15—COMMON STOCK AND TREASURY STOCK

Common Stock Repurchases

On August 21, 2025, the Company’s Board of Directors approved a $500 million stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $500 million of its common stock through the expiration of the program on September 30, 2026. On August 20, 2026, the Company’s Board of Directors extended the expiration date of the Repurchase Program to September 30, 2027. During the three months ended September 30, 2026, under the Repurchase Program, the Company repurchased and retired 27,409 shares of common stock at an average price per share of $545.55 for an aggregate amount of approximately $15 million. As of September 30, 2026, the Company had $485 million available for share repurchases under the Repurchase Program. The following table provides information with respect to the Company’s Repurchase Program during the three months ended September 30, 2026 (in millions, except share and per share amounts):

Date of Publicly Announced Program	Amount of Publicly Announced Program (in millions)	Total number of shares purchased	Average Price Paid per share (a)	Total Aggregate Amount Paid (b) (in millions)	Period of Purchases	Estimated Remaining Balance Available for Share Repurchases (in millions)	Expiration date of program
August 21, 2025 and August 20, 2026	$500	27,409	$545.55	$15	September 1-September 30	$485	September 30, 2027
(a) Average price per share excludes accrued excise tax
(b) The total aggregate amount paid excludes $0.15 million of accrued excise tax imposed on the net value of the stock repurchases which has been disclosed under long term liabilities on our Balance sheet.

NOTE 16—SUBSEQUENT EVENTS

Dividends

On November 6, 2026, the Company's Board of Directors approved a quarterly cash dividend of $1.00 per share payable on November 23, 2026 to shareholders of record at the close of business on November 16, 2026. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the Consolidated Financial Statements (unaudited) and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the fiscal year ended June 30, 2026 contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Note 10, “Commitments and Contingencies” to our consolidated financial statements and Part II. Item 1. Legal Proceedings and Item 1A. Risk Factors, in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

Overview

We develop technology platforms for high-capacity distributed internet access, unified information for secure and easily managed network infrastructure, connected sensors, cameras, access devices, appliances and other endpoint devices for enterprise, industrial and service-provider environments. We categorize our solutions into two main categories: high performance networking technology for enterprises and service providers. We target the enterprise and service provider markets through our highly engaged community of service providers, distributors, value added resellers, webstores, systems integrators and corporate IT professionals, which we refer to as the Ubiquiti Community.

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

Tariff and Trade Tensions – The U.S. government issued several executive orders imposing significant tariffs on imports from China, and tariffs on most imports from other countries, including Vietnam. The U.S. government has made numerous changes to the tariff rates including temporary pauses with a reduction in rates and product exclusions and continues to impose new tariffs and implement additional changes to international trade agreements. Further, recent judicial rulings have nullified certain tariffs imposed by the Trump administration. These actions have increased the cost of importing products containing certain raw materials and have affected our operating results and margins and have increased our product costs. For so long as such tariffs are in effect, we expect such tariffs and related trade policy uncertainty will continue to affect our product costs, operating results and margins. As a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Our International Operations—Our business may be negatively affected by geopolitical events and foreign policy responses” for additional information.

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

Key Components of Our Results of Operations and Financial Condition

Revenues

We operate our business as one reportable and operating segment. Further information regarding the segment can be found in Note 14, "Segment Information, Revenues by Geography and Significant Customers" to our Consolidated Financial Statements (unaudited). Our revenues are derived principally from the sale of networking hardware. Because we have historically included implied post-contract customer support (“PCS”) free of charge in many of our arrangements, we attribute a portion of our revenues to this implied PCS.

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

We sell our products and solutions globally to enterprises and service providers primarily through our extensive network of distributors and through direct sales through our webstores. Sales to distributors accounted for 56% of our revenues during the three months ended September 30, 2026. Webstore sales accounted for 44% of our revenue during the three months ended September 30, 2026.

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

Provision for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. We must assess potential exposures and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, the provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than our original estimate. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive income. Refer to “Part II—Item 1A. Risk Factors—Risks Related to Regulatory, Legal and Tax Matters—Our results could be adversely affected by unfavorable tax law changes, an unfavorable government review of our tax returns, or changes in our geographic earnings mix.” for additional information.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. In other cases, management’s judgment is required in selecting among available alternative accounting standards that provide for different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the amounts we report as assets, liabilities, revenues, costs and expenses and affect the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, our actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies are discussed in our 2026 Annual Report, and there have been no material changes other than as disclosed in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements herein. As events continue to evolve our estimates may change materially in future periods. We believe that the accounting policies discussed in our 2026 Annual Report, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated, expressed in dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
		% of Revenues		% of Revenues
Revenues	$1,026,248	100%	$733,773	100%
Cost of revenues (1)	540,900	53%	396,364	54%
Gross profit	485,348	47%	337,409	46%
Operating expenses:
Research and development (1)	53,241	5%	48,543	7%
Sales, general and administrative (1)	40,640	4%	27,144	4%
Total operating expenses	93,881	9%	75,687	11%
Income from operations	391,467	38%	261,722	35%
Interest income (expense) and other, net	6,162	1%	(3,182)	—%
Income before income taxes	397,629	39%	258,540	35%
Provisions for income taxes	77,166	8%	50,664	7%
Net income	$320,463	31%	$207,876	28%
(1) Includes share-based compensation as follows:
Cost of revenues	81		70
Research and development	1,345		1,311
Sales, general and administrative	595		503
Total share-based compensation	$2,021		$1,884
Revenues

Total revenues increased by $292.5 million, or 40%, from $733.8 million in the three months ended September 30, 2025 to $1,026.2 million in the three months ended September 30, 2026.

The increase in revenues for the three months ended September 30, 2026, as compared to the same period in the prior year, was driven by an increase in revenue from both our Enterprise Technology and Service Provider Technology Platforms. We experienced an increase in both direct sales through our webstores as well as sales through distributors during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Revenues by Product Type

	Three Months Ended September 30,
	2026		2025
	(in thousands, except percentages)
Enterprise technology	$941,344	92%	$657,147	90%
Service provider technology	84,904	8%	76,626	10%
Total revenues	$1,026,248	100%	$733,773	100%

Enterprise Technology revenue increased by $284.2 million, or 43%, from $657.1 million in the three months ended September 30, 2025 to $941.3 million in the three months ended September 30, 2026.

The increase in Enterprise Technology revenue during the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily driven by our Enterprise Technology platform across all regions.

Service Provider Technology revenue increased by $8.3 million, or 11%, from $76.6 million in the three months ended September 30, 2025 to $84.9 million in the three months ended September 30, 2026.

The increase in Service Provider Technology in the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to an increase in revenues in all regions except North America.

Revenues by Geography

We have determined the geographical distribution of our product revenues based on our customers’ ship-to destinations. A majority of our sales are to distributors who either sell to resellers or directly to end customers, who may be located in different countries than the initial ship-to destination. The following are our revenues by geography for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
	(in thousands, except percentages)
North America(1)	$541,689	53%	$382,824	52%
Europe, the Middle East and Africa (“EMEA”)	378,134	37%	263,120	36%
Asia Pacific	67,103	6%	53,124	7%
South America	39,322	4%	34,705	5%
Total revenues	$1,026,248	100%	$733,773	100%
(1) Revenue for the United States was $493.9 million and $351.3 million for the three months ended September 30, 2026 and 2025, respectively.

North America

Revenues in North America increased by $158.9 million, or 41%, from $382.8 million in the three months ended September 30, 2025 to $541.7 million in the three months ended September 30, 2026.

The increase in North America revenues during the three months ended September 30, 2026, as compared to the same period in the prior year, was driven by increased revenue from our Enterprise Technology products, offset in part by decreased revenue from our Service Provider Technology products.

Europe, the Middle East, and Africa (EMEA)

Revenues in EMEA increased by $115.0 million, or 44%, from $263.1 million in the three months ended September 30, 2025 to $378.1 million in the three months ended September 30, 2026.

The increase in EMEA revenues during the three months ended September 30, 2026, as compared to the same period in the prior year, was driven by increased revenue from both our Enterprise Technology products and Service Provider Technology products.

Asia Pacific

Revenues in the Asia Pacific region increased by $14.0 million, or 26%, from $53.1 million in the three months ended September 30, 2025 to $67.1 million in the three months ended September 30, 2026.

The increase in Asia Pacific revenues during the three months ended September 30, 2026, as compared to the same period in the prior year, was driven by increased revenue from both our Enterprise Technology products and Service Provider Technology products.

South America

Revenues in South America increased by $4.6 million, or 13%, from $34.7 million in the three months ended September 30, 2025 to $39.3 million in the three months ended September 30, 2026.

The increase in South America revenues during the three months ended September 30, 2026, as compared to the same period in the prior year, was driven by increased revenue from both our Enterprise Technology products and Service Provider Technology products.

Gross Profit Margin- Gross Profit as a percentage of Revenue

Gross profit margin increased to 47.3% in the three months ended September 30, 2026, compared to 46.0% in the three months ended September 30, 2025. The increase in gross profit margin as compared to the comparable prior year period was primarily driven by lower indirect costs, offset in part by higher component costs.

Operating Expenses

Research and Development

Research and development (“R&D”) expenses increased by $4.7 million, or 10%, from $48.5 million in the three months ended September 30, 2025 to $53.2 million in the three months ended September 30, 2026. As a percentage of revenues, R&D expenses decreased from 7% for the three months ended September 30, 2025 to 5% for the three months ended September 30, 2026.

The increase in R&D expenses during the three months ended September 30, 2026, as compared to the comparable prior year period, was primarily driven by software expenses, employee-related expenses and facility costs.

Sales, General and Administrative

Sales, general and administrative (“SG&A”) expenses increased by $13.5 million, or 50%, from $27.1 million in the three months ended September 30, 2025 to $40.6 million in the three months ended September 30, 2026. As a percentage of revenues, SG&A expenses remained consistent at 4% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The increase in SG&A expenses for the three months ended September 30, 2026, as compared to the comparable prior year period, was primarily driven by higher professional fees, credit card processing fees arising from incremental webstore sales, employee-related expenses and provision for credit losses on accounts receivable.

Interest income (expense) and other, net

During the three months ended September 30, 2026, the Company reported Interest income (expense) and other, net ("I&O") income of $6.2 million. In the comparable prior year period, the Company had reported I&O expense of $3.2 million.

The increase in I&O income as compared to the comparable prior year period was primarily attributable to higher interest income on invested cash and lower interest expense driven by a decrease in outstanding debt.

Provision for Income Taxes

Our provision for income taxes increased by $26.5 million, or 52%, from $50.7 million for the three months ended September 30, 2025 to $77.2 million for the three months ended September 30, 2026. Our effective tax rate decreased to 19.4% for the three months ended September 30, 2026 as compared to 19.6% for the three months ended September 30, 2025.

The change in effective tax rates for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily driven by a change in the mix of income earned in various tax jurisdictions as well as in the mix of income eligible for the Foreign-Derived Deduction Eligible Income (“FDDEI”) rules and subject to the Net Controlled-Foreign-Corporation Tested Income (“NCTI”) and Pillar Two rules.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents, short term investments, cash generated by operations, the availability of additional funds under the. 2026 Revolving Facility (as defined in Note 8, Debt of the Notes to our Consolidated Financial Statements). The following summarizes our cash and cash equivalents and investments (in thousands):

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$549,351	$522,579
Investments — short-term	296,120	88,620
Total	$845,471	$611,199

Consolidated Cash Flow Data

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$318,629	$198,452
Net cash used in investing activities	(214,738)	(5,158)
Net cash used in financing activities	(77,119)	(165,826)
Net increase in cash and cash equivalents	$26,772	$27,468

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2026 was $318.6 million, primarily due to net income of $320.5 million, an increase in Income taxes payable of $62.6 million and non-cash adjustments of $12.3 million, partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $76.8 million. This net change in operating assets and liabilities consisted primarily of a $39.1 million increase in vendor deposits, a $19.2 million increase in Accounts receivable, an $18.5 million increase in Prepaid expenses and other assets, $7.8 million decrease in net accounts payable and accrued liabilities, a $1.1 million increase in inventories, partially offset by an $8.9 million increase in deferred revenue.

Net cash provided by operating activities during the three months ended September 30, 2025 consisted primarily of net income of $207.9 million, and non-cash adjustments of $12.3 million, partially offset by other changes in operating assets and liabilities that resulted in net cash outflows of $21.7 million. This net change in operating assets and liabilities consisted primarily of a $32.5 million decrease in net accounts payable and accrued liabilities, a $6.6 million increase in inventories, partially offset by an $8.3 million increase in taxes payable, an $8.1 million increase in deferred revenue, and a $1.8 million decrease in vendor deposits.

Cash Flows from Investing Activities

We used $214.7 million of cash in investing activities during the three months ended September 30, 2026. Our investing activities consisted primarily of $208.4 million of net purchase of available for sale securities and $6.3 million of capital expenditures.

We used $5.2 million of cash in investing activities during the three months ended September 30, 2025. Our investing activities consisted primarily of $5.2 million of capital expenditures.

Cash Flows from Financing Activities

We used $77.1 million of cash in financing activities during the three months ended September 30, 2026. During the three months ended September 30, 2026, we paid $60.5 million for dividends on our common stock and used $15.0 million for repurchases of our common stock.

We used $165.8 million of cash in financing activities during the three months ended September 30, 2025. During the three months ended September 30, 2025, we repaid $116.3 million under the Company’s credit facility and used $48.4 million related to dividends paid on our common stock.

Liquidity

We believe our existing cash and cash equivalents, short term investments in addition to the ability to draw cash under the 2026 Revolving Facility, will be sufficient to meet our near-term working capital requirements, pay quarterly dividends, make repurchases of our common stock and meet capital expenditure needs for the next twelve months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated or need to rely more heavily on the 2026 Revolving Facility or other sources of liquidity to continue to meet our needs. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products, management of inventory and vendor deposits, the availability of additional funds under the 2026 Revolving Credit Facility and overall economic conditions. Inflation and the current geopolitical environment have caused and may continue to cause significant volatility in financial markets and the domestic and global economy. This volatility may contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. For a further discussion of the uncertainties and business risks, refer to "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – Our contract manufacturers, logistics centers and certain administrative and research and development operations, as well as our customers and suppliers, are located in areas likely to be subject to natural disasters, public health problems, military conflicts and geopolitical tensions, which could adversely affect our business, results of operations and financial condition" and "Part II-Item 1A. Risk Factors – Risks Related to Our Business and Industry – General global economic downturns and macroeconomic trends, including inflation or slowed economic growth, may negatively affect our customers and their ability to purchase our products. A downturn or such other trends may decrease our revenues and increase our costs and may increase credit risk with our customers and impact our ability to collect accounts receivable and recognize revenue," for additional information. We expect to continue to maintain financing flexibility in the current market conditions. However, due to the rapidly evolving global economic and geopolitical situation, it is not possible to predict whether unanticipated consequences of global economic downturns and macroeconomic trends are reasonably likely to materially affect our liquidity and capital resources in the future.

Warranties and Indemnifications

We offer warranties on certain products generally for a period of one to two years, from date of purchase, which covers both parts and labor. Generally, the distributor is responsible for the freight costs associated with warranty returns, and we absorb the freight costs of replacing items under warranty. In accordance with the Financial Accounting Standards Board’s (“FASB's”), Accounting Standards Codification ("ASC"), 450-20, Loss Contingencies, we record an accrual when we believe it is reasonably estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenues, and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a Directors and Officers insurance policy that limits our potential exposure for our indemnification obligations to our directors, officers and certain other employees. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of September 30, 2026.

Based upon our historical experience and information known as of the date of this Quarterly Report on Form 10-Q, we do not believe it is likely that we will have material liability for the above indemnities as of September 30, 2026.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through our existing cash and cash equivalents, cash generated from operations and the availability of additional funds under credit facilities.

Purchase Obligations

We subcontract with third parties to manufacture our products and supply key components. As of September 30, 2026, we had $1,776.0 million of purchase commitments with these third parties. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. There have been no significant liabilities for current or anticipated cancellations recorded as of September 30, 2026. Our consolidated financial position and results of operations could be negatively impacted if we were required to compensate these third parties. In addition, we may be subject to additional purchase obligations to our contract manufacturers for supply agreements and components ordered by them based on manufacturing forecasts we provide them each month.

Other Obligations

As of September 30, 2026, we have other obligations of $10.3 million which consisted primarily of commitments related to research and development projects.

Unrecognized Tax Benefits

As of September 30, 2026, we had $31.5 million of unrecognized tax benefits and an additional $7.2 million for accrued interest classified as non-current liabilities. At this time, we are unable to make a reasonably reliable estimate of timing of payments in individual years in connection with these tax liabilities.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. When used in this Report, the words “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and negatives of those terms are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our future results, sources of revenue, our dividend, our continued growth, our gross margins, market trends, our product development, our introduction of new products, technological developments, the features, benefits and performance of our current and future products, the ability of our products to address a variety of markets, our growth strategies, future prices, our competitive status, our efforts to mitigate shortages of components used to manufacture our products, our dependence on our senior management and our ability to attract and retain key personnel, our dependence on and concentration of our distributors, our employee relations, current and potential litigation, current or potential indemnification liabilities, the effects of government regulations, the impact of tariffs, the expected impact of taxes on our liquidity and results of operations, our compliance with laws and regulations, our expected future operating costs and expenses and expenditure levels for research and development, selling, general and administrative expenses, fluctuations in operating results, fluctuations in our stock price, our payment of dividends, our future liquidity and cash needs, and the adequacy of and our reliance on our sources of liquidity to meet such needs, our ability to access new sources of liquidity, future acquisitions of and investments in complementary businesses, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business and results of operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our limited visibility into end customer demand and channel inventory levels, the impact of the global shortage of components and pricing inflation and supply chain constraints, associated therewith, the impact of U.S. tariffs on results of operations, our ability to procure products, our ability to manage our growth, our ability to sustain or increase profitability, demand for our products, our ability to compete, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, trends in the markets that we compete and fluctuations in general economic conditions, the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan on our business, results and liquidity, and the risks set forth throughout this Report, including under Part II: “Other Information”, Item 1, “Legal Proceedings” and under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $549.4 million and $522.6 million as of September 30, 2026 and June 30, 2026, respectively. Cash and cash equivalents include securities that have a maturity of three months or less at the date of purchase. These amounts were held primarily in cash deposit accounts in U.S. dollars. The fair value of our cash and cash equivalents would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Investments

Our available-for-sale investments are primarily invested in U.S. government bonds, high grade corporate bonds, asset backed securities and money market funds, and we do not enter into investments for trading or speculative purposes. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistently with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates where a decline in interest rates would reduce our interest income and conversely, an increase in interest rates would have an adverse impact on the fair value of our investment portfolio. The effect of a hypothetical 100 basis points increase or decrease in overall interest rate would not materially change the total fair value of the portfolio due to the conservative and short-term nature of these investments. As of September 30, 2026, the Company held $298.8 million in total investments, which consists of money market funds and various fixed income marketable securities as available-for-sale investments.

Foreign Currency Risk

Certain of our sales, labor and other costs included in costs of revenue and operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which our revenue and expenses are denominated would result in a charge or benefit to our income before income taxes of approximately $5.1 million for the three months ended September 30, 2026.

We have certain bank accounts outside the U.S., which are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Chinese Yuan, Euro, and Taiwan Dollar. A 10% appreciation or depreciation in the value of the U.S. dollar relative to the other currencies in which bank accounts as of September 30, 2026 are denominated would result in a charge or benefit to our income before income taxes of approximately $5.7 million for the three months ended September 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Accounting and Finance Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Accounting and Finance Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Please see Part I, Item 1, Note 10, "Commitments and Contingencies" of the notes to consolidated financial statements for a discussion of our legal proceedings.

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
As we move into new markets for different types of products, our brand may not be as well-known as the incumbents’ brands in those markets. Potential customers may prefer to purchase from their existing suppliers or well-known brands rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies as our market continues to develop and expand, and there is no assurance that our entry into new markets will be successful. Many of these companies have significantly greater financial, technical, marketing, distribution and other resources than we do and are better positioned to acquire and offer complementary products and technologies.

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

Additionally, our sales to end users through our webstores have increased, which may expose us to liabilities associated with the online collection of customer data, including credit card information, and the costs we may incur to mitigate such risks. In addition, certain of our security products require us to collect video, images, sensor and location data as well as audio recordings of telephone calls and personally identifiable information such as names, addresses and phone numbers. Such webstore sales and personal data collection require us to transmit this confidential information securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we, our service providers and third parties whose systems are interconnected with ours have security measures related to our systems and the privacy of our end customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information and/or disrupt our operations. Any security breach could also expose us and our service providers to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations. In addition, state and federal laws and regulations are increasingly enacted to protect customers against identity theft. These laws and regulations will likely increase the costs of doing business and if we or our service providers fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations. For additional information regarding the impact of privacy regulations applicable to our business, see “—Risks Related to Regulatory, Legal and Tax Matters — Our failure to comply with U.S. and foreign laws related to privacy, data security, cybersecurity and data protection, such as the General Data Protection Regulation and China Cybersecurity Law, could adversely affect our financial condition, results of operations, and our brand.”

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
• reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry;
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
The manufacturing or shipping of our products at one or more facilities may be disrupted because our manufacturing and logistics contractors are primarily located in Vietnam, China and Panama. Our principal executive offices are located in New York, New York and we have operations in Ukraine, Taiwan and their surrounding countries. The risks of earthquakes, extreme storms and other natural disasters (including as a result of climate change), military conflicts or geopolitical tensions in these geographic areas are significant. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storm, sea-level rise, changing precipitation and flooding. Any disruption resulting from these events could cause significant delays in product development or shipments of our products until we are able to shift our development, manufacturing or logistics centers from the affected contractor to another vendor, or shift the affected administrative or research and development activities to another location. Our business may be materially adversely affected by public health problems, particularly in China. For example, in the past, China has suffered health crises related to the outbreak of avian influenza, severe acute respiratory syndrome and COVID-19. The military conflict between Russia and Ukraine, the escalating tensions between China and Taiwan and resulting global disruptions have caused significant volatility in financial markets and the domestic and global economy. This disruption can contribute to potential payment delays or defaults in our accounts receivable, affect asset valuations resulting in impairment charges, and affect the availability of financing credit as well as other segments of the credit markets. Public health problems may also result in quarantines, business closures, unavailability of key personnel, domestic and international transportation restrictions, import and export complications, and otherwise cause shortages in the supply of components or cause other disruptions within our supply chain. Public health problems have caused and, along with the military conflict between Russia and Ukraine and the escalating tensions between China and Taiwan, may cause in the future disruptions, delays, shortages, and increased costs within our supply chain, and distribution channels. In addition, public health problems may require us to take precautionary measures to minimize the risk to our employees, including requiring our employees to work remotely and suspending non-essential travel, which could negatively affect our business. Additionally, when our suppliers’ ability to manufacture or provide key components or services is impacted by supply chain disruptions, we have incurred, and may incur in the future, additional costs to expedite deliveries of components and services. As a result of the transition to a remote working environment, we may experience disruptions or inefficiencies in our ability to operate our business. The continuation of these remote working measures also introduces additional operational risk, including increased cybersecurity risk. These cybersecurity risks include greater phishing, social engineering, malware, ransomware and other cybersecurity attacks, greater risk of a security breach resulting in the unauthorized release, destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations, which could materially and adversely affect our business, financial condition or results of operations. Public health problems may expose us to unanticipated liability or require us to change our business practices in a manner materially adverse to our business, results of operations and financial condition. In addition, the outbreak of communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries which may affect the demand for our products and services and our ability to obtain financing for our business. The extent to which public health problems may impact our business, results of operations and financial conditions will depend on developments that are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the public health problems, the severity of the public health problems, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy. An outbreak of public health problems, or the perception that such an outbreak could occur, and the measures taken by the government of countries affected, could adversely affect our business, results of operations, liquidity and financial condition.

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
We believe that the success of our business depends, in part, on our ability to integrate with third party data, software and other functionalities into our products and services, and we anticipate that the growth of our business will continue to depend on these third-party relationships, including with payment processors, telecommunication providers, cloud storage providers, technology licensors, cybersecurity providers, monitoring centers, and other technology partners. Integrating third-party content, data and technology requires significant time and resources, and, in certain circumstances, third-party providers could alter the terms of their agreement or terminate their relationships with us, compete directly against us, partner with our competitors or make material changes to their businesses, solutions or services that could harm our business. We may also be adversely affected by features, changes or alterations to the underlying technologies developed by third parties, or we may fail to maintain our relationship with certain third parties which could hinder our ability to integrate with, or transfer data from, their offerings into our platform. Third parties also may refuse to partner with us or choose to limit or restrict our access to their offerings. If we cannot continue integrating existing, or fail to integrate new, third-party offerings and technologies into our platform and solutions, then we may lose existing customers to competitors or be unable to successfully compete for new business opportunities. In addition, if we lose access to certain solutions or capabilities from a particular partner or experience a significant reduction or disruption in the supply of such solutions or capabilities, then our business and operating results could be adversely impacted.

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

Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. We have a limited number of distributors in certain regions, and if we were to lose the services of a distributor, we might need to find another distributor in that area and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could impact their profitability, and in turn, affect their ability to buy future products from us.

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
From time to time, we may maintain a portfolio of marketable securities in a variety of instruments, which may include, but not be limited to, money market funds, corporate bonds, U.S. agency bonds and commercial paper. These investments are subject to general credit, liquidity, market, and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. These market risks associated with our investment portfolio may have an adverse effect on our business, results of operations, and financial condition.

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
We receive a substantial majority of our revenues from the sale of enterprise WLAN and outdoor wireless networking equipment. As we expand into other products and services, such as video surveillance equipment, voice communication equipment, alarm monitoring, security access equipment, wireless backhaul, consumer electronics, and Software-as-a-Service, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. Entering these markets may result in increased product development costs, and our new products may have extended time to market relative to our current products. If our introduction of a new product is not successful, or if we are not able to achieve the revenues or margins that we expect, our results of operations may be harmed and we may not recover our product development and marketing expenditures.

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

We rely on third party service providers, such as G-Suite, Google Cloud and Amazon Web Services, to provide distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. Any transition of the cloud services currently provided by these service providers to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. If our existing cloud service providers experience interruptions in service regularly or for a prolonged period, or other similar issues, our business would be seriously harmed. Our reliance on such third parties exposes us to cybersecurity risks and vulnerabilities if such third parties or their partners are targeted by cyber-attack or other sources of compromise. Additionally, our existing cloud service providers have broad discretion to change and interpret its terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business.

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

As of November 5, 2026, Mr. Pera beneficially owned 56,278,181 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of Mr. Pera’s shares could adversely affect the market price for our common stock. Mr. Pera has indicated to us that he may in the future from time to time pledge shares of common stock as collateral for margin or other loans, enter into derivative transactions based on the value of our common stock, dispose of shares of common stock, otherwise monetize shares of his common stock and/or engage in other transactions relating to shares of our common stock and/or other securities of the company. In the event Mr. Pera pledges shares of common stock as collateral for margin or other loans, Mr. Pera may need to sell shares of our common stock to meet applicable repayment requirements. Upon a default under such loans, the lender could sell the pledged shares into the market without limitation on volume or manner of sale. Any of these activities by Mr. Pera may adversely affect the price of our common stock. However, Mr. Pera has also indicated that he intends to continue to own at least a majority of our outstanding shares of common stock.

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

In May 2011, we filed a self-disclosure statement with the U.S. Commerce Department, Bureau of Industry and Security’s (“BIS”) Office of Export Enforcement (“OEE”) relating a review conducted by us regarding certain export transactions from 2008 through March 2011 in which products may have been later sold into Iran by third parties. In June 2011, we also filed a self-disclosure statement with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) regarding these compliance issues. We resolved the matters described in our self-disclosures with the BIS and OFAC, and have taken significant steps towards ensuring our compliance with export control regulations and embargoes. It is, however, possible that violations may occur in the future. If violations should occur in the future, the response of regulators may be more severe in light of prior compliance concerns.

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

Governments are continuing to focus on privacy, data security, data access, cybersecurity and data protection and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our employees’ and users’ data could require us to modify our business, services and products features, possibly in a material manner, and may limit our ability to develop new products, services, and features. For example, the E.U. Data Act, which became effective in late 2025, imposes requirements relating to access to and use of data generated by connected products and related services, which may require us to modify our products, services, contracts or data practices and could increase our compliance costs. The E.U. Cyber Resilience Act also imposes vulnerability and incident reporting obligations and will introduce additional product cybersecurity requirements, which may increase our development, support and compliance costs or delay product introductions. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

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
We may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings. These matters may relate to contractual disputes, including disputes regarding limitations of liability clauses and liability disclaimers contained within our contracts with end users, customer claims, including claims relating to pricing, tariffs or other changes, intellectual property rights, employment matters, regulatory compliance matters, and securities class-actions. We may also become involved in other litigation matters relating to various claims that arise in the normal course of business and otherwise. It can be difficult or impossible to predict the outcome of legal proceedings with any degree of certainty, particularly given that laws may be ambiguous and factual findings can often be the result of incomplete evidence, opinions, varying standards of proof, and extraneous factors. Any such proceedings or matters may adversely affect how we operate the business, divert the attention of management from the operation of the business and have an adverse effect on our reputation. In addition, management may not adequately reserve for a contingent liability, or we may suffer unforeseen liabilities, which could result in additional costs and adversely affect our results of operations. If one or more of the legal proceedings to which we may be or become a party are resolved against us, our results of operations and financial condition could be adversely affected.

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

From time to time the United States, foreign and state governments make substantive changes to tax laws and regulations. For example, in 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, which made a number of changes, including changing the taxation of certain foreign earnings and the requirement to capitalize and amortize research and development expenditures. Further, in 2022, the U.S. government enacted the Inflation Reduction Act, which made a number of changes, including adding a 1% excise tax on stock buybacks by publicly-traded corporations and a 15% corporate minimum tax for companies with higher than $1 billion of certain adjusted financial statement income. As a result of the 1% excise tax, the cost to us of making repurchases has increased. In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA extended or made permanent many of the corporate tax changes arising under the Tax Cuts and Jobs Act. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S., may materially and adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company's share repurchase program and the activity under the available share repurchase program during the three months ended September 30, 2026 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 -July 31	—	$—	—	$500
August 1- August 31	—	$—	—	$500
September 1- September 30	27,409	$545.55	27,409	$485
Total	27,409		27,409
(1) On August 21, 2025, the Company's Board of Directors approved a $500 million stock repurchase program (the “Repurchase Program”), which was scheduled to expire on September 30, 2026. On August 20, 2026, the Company's Board of Directors extended the expiration date of the Repurchase Program to September 30, 2027.

(2) Average price per share excludes accrued excise tax.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number		Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document				X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBIQUITI INC.

Dated:	November 6, 2026	By:	/s/ Robert J. Pera
Robert J. Pera

Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 6, 2026	By:	/s/ Kevin Radigan
Kevin Radigan

Chief Accounting and Finance Officer (Principal Financial Officer and Principal Accounting Officer)